Form 10-Q
period 2018-09-30
Kiniksa Pharmaceuticals, Ltd.
filed 2018-11-06
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-38492

Kiniksa Pharmaceuticals, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	98-1327726
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of October 31, 2018, there were 49,466,307 common shares outstanding in aggregate, comprised of:

15,773,880 Class A common shares, par value $0.000273235 per share

4,638,855 Class B common shares, par value $0.000273235 per share

12,995,954 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10‑Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q, or this Quarterly Report, contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected properties, performance and impact on healthcare costs, the expected timeline for achievement of our clinical milestones, the timing of, and potential results from, clinical and other trials, marketing authorization from the U.S. Food and Drug Administration, or FDA, or regulatory authorities in other jurisdictions, coverage and reimbursement for procedures using our product candidates, if approved, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•	our future capital needs and our need to raise additional funds;
•	our limited operating history;
•	our status as a clinical-stage company and our expectation to incur losses in the future;
•	the lengthy and expensive clinical development process with its uncertain outcome and potential for clinical failure or delay;
•	the decision by any applicable regulatory authority whether to clear our product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
•	our ability to anticipate and prevent adverse events caused by our product candidates;
•	our ability to identify, in-license, acquire, discover or develop additional product candidates;
•	our ability to have our product candidates manufactured;
•	the market acceptance of our product candidates;
•	our ability to timely and successfully develop and commercialize our existing and future product candidates, if approved;
•	physician awareness and adoption of our product candidates;
•	the size of the market for our product candidates;

•	our ability to meet the quality expectations of physicians or patients;
•	our ability to advance our product candidates;
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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$69,663	$45,555
Restricted cash	—	105
Short-term investments	268,200	—
Prepaid expenses and other current assets	3,665	1,444
Total current assets	341,528	47,104
Property and equipment, net	2,360	125
Restricted cash	210	—
Deferred offering costs	—	25
Deferred tax assets	1,173	238
Advanced clinical payments	1,830	—
Total assets	$347,101	$47,492

Liabilities, Convertible Preferred Shares and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,668	$1,218
Accrued expenses	13,353	6,212
Accrued milestone	10,000	10,000
Total current liabilities	28,021	17,430
Deferred rent	167	—
Total liabilities	28,188	17,430
Commitments and contingencies (Note 11)
Convertible preferred shares (Series A, B and C), $0.000273235 par value; 0 shares and 22,885,492 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $0 and $120,000 as of September 30, 2018 and December 31, 2017, respectively;	—	119,770
Shareholders’ equity (deficit):
Class A common shares, par value of $0.000273235 per share; 15,772,257 shares and 719,976 shares issued and outstanding as of September 30, 2018 and December 31, 2017; respectively	4	—
Class B common shares, par value of $0.000273235 per share; 4,638,855 shares and 3,568,353 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Class A1 common shares, $0.000273235 par value; 12,995,954 shares and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4	—
Class B1 common shares, $0.000273235 par value; 16,057,618 shares and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4	—
Additional paid-in capital	470,600	1,289
Accumulated other comprehensive income	(55)	—
Accumulated deficit	(151,645)	(90,998)
Total shareholders’ equity (deficit)	318,913	(89,708)
Total liabilities, convertible preferred shares and shareholders’ equity (deficit)	$347,101	$47,492

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$20,644	$14,008	$50,475	$26,426
General and administrative	5,515	2,241	13,550	6,263
Total operating expenses	26,159	16,249	64,025	32,689
Loss from operations	(26,159)	(16,249)	(64,025)	(32,689)
Interest income	1,622	169	2,992	396
Loss before provision for income taxes	(24,537)	(16,080)	(61,033)	(32,293)
Benefit (provision) for income taxes	131	51	386	121
Net loss and comprehensive loss	$(24,406)	$(16,029)	$(60,647)	$(32,172)
Net loss per share attributable to common shareholders —basic and diluted	$(0.51)	$(8.25)	$(2.62)	$(19.21)
Weighted average common shares outstanding—basic and diluted	48,183,424	1,942,106	23,174,841	1,675,133

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Shares		Common Shares		Additional			Total
	(Series A, B and C)		(Class A, B, A1 and B1)		Paid-In	Accumulated	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	OCI	Deficit	(Deficit) Equity
Balances at December 31, 2017	22,885,492	$119,770	4,288,329	$1	$1,289	$—	$(90,998)	$(89,708)
Issuance of Series C convertible preferred shares, net of issuance costs of $9,178	12,784,601	190,822	—	—	—	—	—	—
Conversion of convertible preferred shares to common shares	(35,670,093)	(310,592)	35,670,093	8	310,584	—	—	310,592
Issuance of Class A common shares upon completion of initial public offering, net of underwriting discounts and commissions and offering costs	—	—	9,484,202	4	155,532	—	—	155,536
Exercise of options	—	—	22,060	—	76	—	—	76
Share-based compensation expense	—	—	—	—	3,119	—	—	3,119
Unrealized gain (loss) on short term investments	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	(60,647)	(60,647)
Balances at September 30, 2018	—	$—	49,464,684	$13	$470,600	$(55)	$(151,645)	$318,913

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(60,647)	$(32,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	32	20
Share-based compensation expense	3,119	550
Loss on disposal of property and equipment	66	—
Non-cash rent expense	258	—
Accretion of discounts on short-term investments	(670)	—
Deferred income taxes	(935)	(168)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,027)	(1,406)
Accounts payable	2,981	6,013
Accrued expenses	6,449	323
Net cash used in operating activities	(53,374)	(26,840)
Cash flows from investing activities:
Purchases of property and equipment	(1,274)	(65)
Purchases of short-term investments	(292,584)	—
Proceeds from the maturities of short-term investments	25,000	—
Net cash used in investing activities	(268,858)	(65)
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred shares, net of issuance costs	—	39,873
Proceeds from issuance of Series C convertible preferred shares, net of issuance costs	190,822	—
Proceeds from issuance of Class A common shares upon completion of initial public offering, net of underwriting commissions and discounts	159,193	—
Payments of deferred offering costs	(3,646)	—
Proceeds from exercise of options	76	—
Net cash provided by financing activities	346,445	39,873
Net increase (decrease) in cash and cash equivalents and restricted cash	24,213	12,968
Cash and cash equivalents and restricted cash at beginning of period	45,660	56,075
Cash and cash equivalents and restricted cash at end of period	$69,873	$69,043

Supplemental information:
Cash paid for income taxes	$345	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses and accounts payable	$11	$—
Property and equipment included in accrued expenses and accounts payable	1,058	—

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1.           Nature of the Business and Basis of Presentation

Kiniksa Pharmaceuticals, Ltd. (the “Company”) is a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. The Company was incorporated in July 2015 as a Bermuda exempted company. The Company has a pipeline of product candidates, across various stages of development, currently focused on autoinflammatory and autoimmune conditions.

The Company is subject to risks and uncertainties common to early‑stage companies in the biotechnology industry. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable.  The Company does not currently generate revenue from sales of any products, and it may never be able to develop or commercialize a marketable product. The Company has not yet successfully completed any Phase 3 or other pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnological companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary, Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), after elimination of all significant intercompany accounts and transactions.

In assessing the consolidation requirement for variable interest entities (“VIEs”), the Company focuses on identifying whether it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. In the event that the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE would be included in the Company’s consolidated financial statements. At December 31, 2017 and during the year then ended and at September 30, 2018 and during the three and nine months then ended, the Company was not the primary beneficiary of a VIE.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses and the valuation of common shares and share‑based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018 and the results of its operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.

Reverse Stock Split

On May 11, 2018, the Company effected a 1-for- 2.73235 reverse share split of its authorized, designated, issued and outstanding common shares and preferred shares. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse share split.

Initial Public Offering

On May 23, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its Class A common shares (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”).  On May 29, 2018, the Company completed the IPO of 8,477,777 Class A common shares at $18.00 per share for gross proceeds of $152,600. In addition, on June 22, 2018, the Company completed the sale of 1,006,425 Class A common shares to the underwriters of the IPO following the exercise of their over-allotment option to purchase additional shares at $18.00 per share for gross proceeds of $18,116. The aggregate net proceeds to the Company from the IPO, inclusive of the over-allotment option exercise, was $155,536 after deducting underwriting discounts and commissions and other offering costs.

Upon the closing of the IPO, all convertible preferred shares then outstanding automatically converted into 5,546,019 Class A common shares, 1,070,502 Class B common shares, 12,995,954 Class A1 common shares and 16,057,618 Class B1 common shares. In connection with the closing of the IPO, the Company amended and restated its bye-laws (“Amended & Restated Bye-Laws”).

Liquidity

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2018, the Company had an accumulated deficit of $151,645. During the nine months ended September 30, 2018, the Company incurred a net loss of $60,647 and used $53,374 of net cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2018, the Company had cash, cash equivalents and short-term investments of $337,863.  Based on its current operating plan, the Company expects this amount will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At September 30, 2018 and December 31, 2017, cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market funds and cash on deposit at commercial banks.

Short-term Investments

The Company generally invests its excess cash in money market funds and short-term investments in U.S. Treasury notes. Such investments included in short-term investments on the Company's consolidated balance sheets are considered available-for-sale and are reported at fair value with unrealized gains and losses included as a component of shareholders’ equity (deficit). Realized gains and losses, if any, on short-term investments are included in interest income (expense), net.

The Company evaluates its short-term investments with unrealized losses for other-than-temporary impairment.  When assessing short-term investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general.  If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the consolidated statement of operations and comprehensive loss.  No such adjustments were necessary during the periods presented.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. At September 30, 2018 and December 31, 2017, all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions.  The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits.  The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Restricted Cash

Restricted cash as of December 31, 2017 consisted of cash held in a money market fund in connection with the Company’s corporate credit cards. Restricted cash amounts have been classified as current assets based on the expected release date of the restrictions.

In conjunction with the Company’s lease agreement entered into in March 2018 (see Note 11), the Company maintains a letter of credit for the benefit of the landlord. As of September 30, 2018, the underlying cash balance of $210 securing this letter of credit, was classified as non‑current in its consolidated balance sheet.

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

The Company’s restricted cash, which is held in a money market fund, is carried at fair value, determined based on Level 1 inputs in the fair value hierarchy described above (see Note 3). The Company’s cash equivalents and short-term investments, consisting of money market funds and U.S. Treasury notes, are carried at fair value, determined based on Level 1 and 2 inputs in the fair value hierarchy described above (see Note 3). The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short‑term nature of these assets and liabilities.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, share‑based compensation expense, allocated facility‑related and depreciation expenses, third‑party license fees and external costs of outside vendors engaged to conduct pre-clinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non‑refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Research Contract Costs and Accruals

The Company has entered into various research and development-related contracts with companies both inside and outside of the United States. The related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from the Company's estimates. The Company's historical accrual estimates have not been materially different from the actual costs.

Share‑Based Compensation

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

For share-based awards granted to consultants and non-employees, compensation expense is recognized over the vesting period of the awards, which is generally the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company's Class A common shares and updated assumption inputs in the Black-Scholes option-pricing model.

The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.

The fair value of each restricted share award is estimated on the date of grant based on the fair value of the Company’s Class A or Class B common shares on that same date. The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the award, the risk-free interest rate, and expected dividends (see Note 8).   Prior to May 2018, the Company was a private company and, accordingly, lacks company-specific historical and implied volatility information for its shares. Therefore, it estimates its expected share price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

Net Income (Loss) per Share

The Company follows the two‑class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two‑class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two‑class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

Prior to the closing of it’s IPO, when the Company’s convertible preferred shares converted to common shares, the Company's convertible preferred shares contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, for periods in which the Company reported a net loss attributable to common shareholders, such losses were not allocated to convertible preferred shareholders.  In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three and nine months ended September 30, 2018 and 2017.

The Company identified an error in its calculation of weighted average shares for certain shares issued and outstanding during the three and six months ended June 30, 2018, which is not considered material to the previously issued financial statements, however the Company will revise the three and six month periods ended June 30, 2018 the next time they are presented.  This revision did not impact the loss per share for the three months ended September 30,

2018, however it resulted in an increase of $0.09 loss per share for the nine months ended September 30, 2018 compared to what the Company disclosed in its press release dated November 1, 2018.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees as well as improves financial reporting for share-based payments to nonemployees. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and will be applied to all new option awards granted after the date of adoption. Early adoption is permitted. The Company elected to early adopt ASU 2017-09 effective as of January 1, 2018 and applied it to share-based payment awards issued during the nine months ended September 30, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2017-09 as of the required effective date of January 1, 2018. The adoption of ASU 2017-09 will have an impact on the modification of stock-based awards, if any, after the date of adoption. The adoption of ASU 2017-09 did not have an impact on the Company's financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230) ("ASU 2016-15"). This guidance addresses diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. The standard is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods in those fiscal years, and early adoption is permitted. The adoption of ASU 2016-15 is required to be applied retrospectively. The Company adopted ASU 2017-09 on the required effective date of January 1, 2018, and the adoption did not have an impact on the Company's financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes existing revenue recognition guidance under GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard defines a five-step process to achieve this principle, and will require companies to use more judgment and make more estimates than under the current guidance. The Company expects that these judgments and estimates will include identifying performance obligations in the customer contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 such that the standard is effective for public entities for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption of the standard is permitted for annual periods beginning after December 15, 2016. The FASB subsequently issued amendments to ASU 2014-09 that have the same effective date and transition date. The Company adopted ASU 2014-09 as of the required effective date of January 1, 2018 and the adoption did not have an impact on the Company's consolidated financial statements as the Company does not currently have any revenue-generating arrangements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The guidance is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years, and early adoption is permitted. The Company is still evaluating the full impact this standard will have on its consolidated financial statements and related disclosures, but expects to recognize substantially all of its leases on the balance sheet as of January 1, 2019, which is the Company’s adoption date, by recording a right-of-use asset and a corresponding lease liability.

3.           Fair Value of Financial Assets and Liabilities

Short-term investments as of September 30, 2018 consisted of U.S. Treasury notes all of which are due within six months.  As of September 30, 2018, the fair value of short-term investments was $268,200 of which the amortized cost was $268,255 and gross unrealized loss was $55. The Company did not have any short-term investments as of December 31, 2017.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	5,299	—	—	5,299
Cash equivalents — U.S. Treasury notes	—	15,336	—	15,336
Short-term investments - U.S. Treasury notes	—	268,200	—	268,200
	$5,509	$283,536	$—	$289,045

	Fair Value Measurements
	as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$105	$—	$—	$105
Cash equivalents — money market funds	5,487	—	—	5,487
Cash equivalents — U.S. Treasury notes	—	14,995	—	14,995
	$5,592	$14,995	$—	$20,587

During the periods ended September 30, 2018 and December 31, 2017 there were no transfers between Level 1, Level 2 and Level 3.

The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company's cash equivalents and short-term investments as of September 30, 2018 and cash equivalents as of December 31, 2017 also consisted of U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

4.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2018	2017
Furniture and fixtures	$6	$83
Computer hardware and software	94	9
Vehicles	85	85
Construction in progress	2,241	—
	2,426	177
Less: Accumulated depreciation	(66)	(52)
	$2,360	$125

During the nine months ended September 30, 2018, the Company initiated the construction of a laboratory at Kiniksa US’s headquarters.  Construction in progress is primarily comprised of leasehold improvements and lab equipment which the Company anticipates will be placed into service by the end of 2018.

Depreciation expense was $12 and $8 during the three months ended September 30, 2018 and 2017, respectively, and $32 and $20 during the nine months ended September 30, 2018 and 2017, respectively.

5.           Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2018	2017
Accrued employee compensation and benefits	$3,160	$1,570
Accrued research and development expenses	9,313	3,905
Accrued legal and professional fees	548	688
Other	332	49
	$13,353	$6,212

6.           Convertible Preferred Shares

As of December 31, 2017, the Company’s bye-laws, as amended and restated, designated 22,885,492 authorized shares to be issued as convertible preferred shares with a par value of $0.000273235 per share, of which

17,128,120 shares were further designated as Series A convertible preferred shares (the “Series A preferred shares”) and 5,757,372 shares were further designated as Series B convertible preferred shares (the "Series B preferred shares"). In February 2018, the Company’s bye-laws were further amended and restated to, among other things, effect an increase in the number of authorized convertible preferred shares with a par value of $0.000273235 per share to 35,670,093 shares, of which 12,784,601 shares were further designated as Series C convertible preferred shares (the "Series C preferred shares"). The holders of convertible preferred shares had liquidation rights in the event of a deemed liquidation that, in certain situations, was not solely within the control of the Company. Therefore, the Series A, Series B and Series C convertible preferred shares (collectively, the “Preferred Shares”) were classified outside of shareholders' equity (deficit).

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

In May 2018, upon the completion of the Company’s IPO (which qualified as a “Qualified IPO” under the Company’s bye-laws, as amended and restated), all of the outstanding Preferred Shares were converted into 5,546,019 Class A common shares, 1,070,502 Class B common shares, 12,995,954 Class A1 common shares and 16,057,618 Class B1 common shares in accordance with the Company’s bye-laws, as amended and restated.  In connection with the completion of its IPO in May 2018, the Company amended and restated its bye-laws (the “Amended & Restated Bye-Laws”) to, among other things, authorize the issuance of undesignated preferred shares. As of September 30, 2018, no preferred shares were designated or issued.

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

On May 23, 2018, the Company’s registration statement on Form S-1 relating to the IPO was declared effective by the SEC. On May 29, 2018, the Company completed the IPO of 8,477,777 Class A common shares at $18.00 per share for gross proceeds of $152,600. In addition, on June 22, 2018, the Company completed the sale of 1,006,425 Class A common shares to the underwriters of the IPO following the exercise of their over-allotment option to purchase additional shares at $18.00 per share for gross proceeds of $18,116. The aggregate net proceeds to the Company from the IPO, inclusive of the over-allotment option exercise, was $155,536 after deducting underwriting discounts and commissions and other offering costs.

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

The rights of the holders of the Company’s Class A common shares, Class B common shares, Class A1 common shares and Class B1 common shares are identical, except with respect to voting and conversion, as described below. As of December 31, 2017, the voting, dividend and liquidation rights of the holders of the Company’s common shares were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Shares as set forth above. In May 2018, following the conversion of the Preferred Shares into common shares, the voting, dividend and liquidation rights of the holders of the Company’s common shares were then subject to and qualified by the rights, powers and preferences of the holders of the preferred shares.  As of September 30, 2018, no preferred shares were designated or issued.

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

Dividends

Common shareholders are entitled to receive dividends, as may be declared by the board of directors. As of December 31, 2017, these dividends were subject to the preferential dividend rights of the holders of the Company’s Preferred Shares. In May 2018, following the conversion of the Preferred Shares into common shares, these dividends are subject to the rights, powers and preferences of the preferred shares.  As of September 30, 2018, no preferred shares were designated or issued. Through December 31, 2017 and September 30, 2018, no cash dividends have been declared or paid.

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

8.           Share‑Based Compensation

2018 Incentive Award Plan

In May 2018, the Company's board of directors and shareholders approved the 2018 Incentive Award Plan (the "2018 Plan"), which became effective on May 23, 2018. On the effectiveness of the 2018 Plan, the Company ceased granting awards under its 2015 Equity Incentive Plan (as amended, the “2015 Plan”).

The 2018 Plan provides for the grant of incentive options, nonqualified options, share appreciation rights, restricted shares, dividend equivalents, restricted share units and other share- or cash-based awards. A total of 4,466,500 Class A common shares were initially reserved for issuance under the 2018 Plan. The number of Class A common shares that may be issued under the 2018 Plan will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (i) 4% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (ii) a smaller number of Class A common shares determined by the Company's board of directors. No more than 27,915,000 Class A common shares may be issued under the 2018 Plan upon the exercise of incentive options. The Class A common shares underlying any awards issued under the 2018 Plan or the 2015 Plan that on or after the effective date of the 2018 Plan expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised or forfeited under the 2018

Plan or the 2015 Plan will be added back to the Class A common shares available for issuance under the 2018 Plan.  As of September 30, 2018, 3,280,059 shares remained available for future grant.

2015 Equity Incentive Plan

Until May 23, 2018 (the effective date of the 2018 Plan), the Company’s 2015 Plan provided for the Company to grant qualified incentive options, nonqualified options, share grants and other share‑based awards to employees and non‑employees to purchase the Company’s Class A common shares. On the effective date of the 2018 Plan, the Company ceased granting awards under the 2015 Plan. At that time, the 4,691,213 shares of Class A common shares subject to outstanding awards under the 2015 Plan remained reserved for issuance under the plan pursuant such awards and the 92,170 shares of Class A common shares that had been available for future grant under the 2015 Plan were no longer authorized and reserved for issuance or available for future grant under the 2015 Plan.

As of December 31, 2017, the total number of Class A common shares authorized to be issued under the 2015 Plan was 4,794,266 shares and 1,644,893 shares were available for future grant.  As of September 30, 2018, there were 4,620,850 shares of Class A common shares subject to outstanding awards under the plan authorized and reserved for issuance under the 2015 Plan pursuant such awards and no Class A common shares were otherwise authorized and reserved for issuance or available for future grant under the 2015 Plan as it was replaced by the 2018 Plan.

The exercise price for incentive options was determined by the board of directors. All incentive options granted to any person possessing 10% or less of the total combined voting power of all classes of shares could not have an exercise price of less than 100% of the fair market value of the Class A common shares on the grant date. All incentive options granted to any person possessing more than 10% of the total combined voting power of all classes of shares could not have an exercise price of less than 110% of the fair market value of the Class A common shares on the grant date. The option term for incentive awards could not be greater than 10 years. Incentive options granted to persons possessing more than 10% of the total combined voting power of all classes of shares could not have an option term of greater than five years. The vesting period for equity‑based awards is determined by the board of directors, which was generally four to six years. For awards granted to employees and non‑employees with four‑year vesting terms, 25% of the option vests on the first anniversary of the grant date and the remaining shares vest equally each month for three years thereafter. For awards granted to employees with six‑year vesting terms, 16% of the option vests on the first anniversary of the grant date and the remaining shares vest based on a predetermined vesting schedule for five years thereafter.

Shares that are expired, terminated, surrendered or canceled under the 2015 Plan without having been fully exercised will be available for future awards under the 2018 Plan.

Stock Option Grants During the Nine Months Ended September 30, 2018 and 2017

During the nine months ended September 30, 2018 and 2017, the Company granted options to purchase 2,887,639 and 1,434,156 Class A common shares, respectively, to employees and directors. The Company recorded share-based compensation expense for options granted to employees and directors of $1,414 and $321 during the three months ended September 30, 2018 and 2017, respectively, and $2,980 and $540 during the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, the Company granted options to purchase 4,000 Class A common shares to non-employees.  During the nine months ended September 30, 2017, the Company granted 1,829 options to purchase Class A common shares to non-employees. The Company recorded share-based compensation expense for options granted to non-employees of $35 and $1 during the three months ended September 30, 2018 and 2017, respectively, and $87 and $10 during the nine months ended September 30, 2018 and 2017, respectively.

2018 Employee Share Purchase Plan

In May 2018, the Company's board of directors and shareholders approved the 2018 Employee Share Purchase Plan (the "2018 ESPP"), which became effective on May 23, 2018. A total of 670,000 Class A common shares were initially reserved for issuance under the 2018 ESPP. The number of Class A common shares that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (i) 1% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (ii) a smaller number of Class A common shares determined by the Company's board of directors, provided that no more than 6,420,000 Class A common shares may be issued under the 2018 ESPP.

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of options granted to employees and directors under the 2015 Plan and the 2018 Plan (collectively, the “Plans”) during the three and nine months ended September 30, 2018 and 2017 were as follows, presented on a weighted-average basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.93%	1.90%	2.80%	1.97%
Expected term (in years)	6.25	6.00	6.41	6.00
Expected volatility	74.37%	73.88%	74.90%	74.23%
Expected dividend yield	—%	—%	—%	—%

The assumptions that the Company used to determine the fair value of options granted to non-employees were as follows, presented on a weighted-average basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.94%	1.97%	2.90%	1.97%
Expected term (in years)	7.04	8.84	7.46	8.84
Expected volatility	74.49%	77.93%	74.07%	77.93%
Expected dividend yield	—%	—%	—%	—%

Options

Stock option activity under the Plans is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2017	3,123,064	$2.75	8.82	$6,010
Granted	2,891,639	17.11
Exercised	(22,060)	3.46
Forfeited	(132,475)	5.16
Outstanding as of September 30, 2018	5,860,168	$9.78	8.81	$96,055
Options exercisable as of September 30, 2018	1,575,324	$2.44	7.72	$36,330
Options unvested as of September 30, 2018	4,284,844	$12.48	9.22	$59,725

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares.

During the nine months ended September 30, 2018, option holders exercised 22,060 options for Class A common shares with an intrinsic value of $254 for total cash proceeds of $76.

The weighted-average grant-date fair value per share of options granted during the nine months ended September 30, 2018 and 2017 was $11.69 and $2.53, respectively.

The total fair value of options vested during the nine months ended September 30, 2018 and 2017 was $1,676 and $351, respectively.

Restricted Shares

Under terms of the Class A and Class B restricted share agreements covering the Class A and Class B common shares, restricted common shares are subject to a vesting schedule. The restricted shares vest over a four‑year period during which time the Company has the right to repurchase up to all unvested shares at the amount paid if the relationship between the recipient and the Company ceases. Subject to the continued employment (or other engagement of the recipient by the Company as described in the restricted share agreements), all of the restricted common shares become fully vested within four years of the date of issuance.

The following table summarizes restricted share activity for the nine months ended September 30, 2018:

	Class A		Class B
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted shares outstanding as of December 31, 2017	312,229	$0.000273235	1,635,495	$0.000273235
Granted	—	—	—	—
Vested	(133,812)	$0.000273235	(669,066)	$0.000273235
Unvested restricted shares outstanding as of September 30, 2018	178,417	$0.000273235	966,429	$0.000273235

The aggregate fair value of restricted shares that vested during the nine months ended September 30, 2018 and 2017 was $10,477 and $2,764, respectively.

Share‑Based Compensation

Share‑based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development expenses	$576	$121	$1,141	$181
General and administrative expenses	926	201	1,978	369
	$1,502	$322	$3,119	$550

As of September 30, 2018, total unrecognized compensation cost related to the unvested share-based awards was $34,676, which is expected to be recognized over a weighted average period of 3.54 years.

9.           License and Acquisition Agreements

Biogen Asset Purchase Agreement

In September 2016, the Company entered into an asset purchase agreement (the "Biogen Agreement") with Biogen MA Inc. ("Biogen") to acquire all of Biogen's right, title and interest in and to certain assets used in or relating to KPL-716 and other antibodies covered by certain patent rights, including patents and other intellectual property rights, clinical data, know-how, and clinical drug supply. In addition, Biogen granted to the Company a non-exclusive, sublicensable, worldwide license to certain background patent rights related to the KPL-716 program. The Company is obligated to use commercially reasonable efforts to develop and commercialize such acquired products.

In exchange for these rights, the Company made an upfront payment to Biogen of $11,500 and a technology transfer payment of $500. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment and technology transfer payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use.

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

The Company also agreed to pay certain obligations under third‑party contracts retained by Biogen that relate to the KPL‑716 program. Under these retained contracts, the Company paid a one‑time upfront sublicense fee of $150 and is obligated to pay insignificant annual maintenance fees as well as clinical and regulatory milestone payments of up to an aggregate of $1,575. The Company made insignificant payments in connection with the retained contracts during the three and nine months ended September 30, 2018 and 2017.

The Biogen Agreement will terminate upon the expiration of all payment obligations with respect to the last product in all countries in the territory. The Company has the right to terminate the agreement with 90 days’ prior written notice. Both parties may terminate by mutual written consent or in the event of material breach of the agreement by the other party that remains uncured for 90 days (or 30 days for payment‑related breaches).

During the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, the Company recorded research and development expense of $11, $11, $41 and $4,158, respectively, in connection with milestone and other payments due under the Biogen Agreement.

Novo Nordisk License Agreement

In August 2017, the Company entered into a license agreement (the “Novo Nordisk Agreement”) with Novo Nordisk A/S (“Novo Nordisk”), pursuant to which the Company has been granted an exclusive, sublicensable, worldwide license under certain intellectual property rights controlled by Novo Nordisk to make, use, develop and commercialize KPL‑045 for all indications. The Company is obligated to use commercially reasonable efforts to develop and commercialize such licensed products.

In consideration for the license, the Company made an upfront payment of $1,500 to Novo Nordisk. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use.

Under the Novo Nordisk Agreement, the Company was also required to make a payment of $150 upon completion of the technology transfer by Novo Nordisk. The technology was transferred during the nine months ended September 30, 2018 and, as a result, this payment was made and is recorded in the Company's consolidated statement of operations for the nine months ended September 30, 2018. In addition, the Company is obligated to make milestone payments upon the achievement of specified clinical, regulatory and initial sales milestones and upon the achievement of annual net sales thresholds, including a payment of $1,000 upon the earlier to occur of a specified regulatory milestone and January 2020, unless the Novo Nordisk Agreement is earlier terminated by either party. As of September 30, 2018 and December 31, 2017, the Company determined that the payment related to the milestone was not probable and, therefore, no amount was recorded in the Company's consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2018 and 2017. The Company has also agreed to pay royalties on annual net sales of products licensed under the agreement.

Under the Novo Nordisk Agreement, the Company is solely responsible for all development, regulatory and commercial activities and costs. The Company is also responsible for costs related to filing, prosecuting and maintaining the licensed patent rights.

The Novo Nordisk Agreement will terminate upon expiration of the last‑to‑expire royalty term for any licensed product in the territories, as defined in the agreement. Either party may terminate the agreement upon the other party’s insolvency or bankruptcy or for uncured material breach of the agreement by the other party. Novo Nordisk has the right to terminate the agreement if the Company challenges any of the licensed patent rights. The Company may also terminate the agreement for any reason upon prior written notice to Novo Nordisk.

During the three and nine months ended September 30, 2018, the Company recorded research and development expense of $4, and $154, respectively, in connection with milestone payments due under the Novo Nordisk Agreement.  During the three and nine months ended September 30, 2017, the Company recorded research and development expense of $1,500, in connection with the upfront payment due under the Novo Nordisk Agreement.

Primatope Stock Purchase Option Agreement

In September 2017, the Company entered into a stock purchase option agreement (the “Primatope Agreement”) with Primatope Therapeutics, Inc. (“Primatope”), pursuant to which the Company has been granted a license to certain intellectual property rights controlled by Primatope to research, develop, and manufacture the pre‑clinical antibody, KPL‑404.

The agreement provides the Company with an exclusive call option to purchase 100% of the capital stock of Primatope. Upon execution of the agreement, the Company made $500 in upfront payments for the initial option period through April 2018 (the “Initial Option Period”). The Primatope Agreement allows up to three extensions of the Initial Option Period through January 2019 (including the initial option period, the “Option Period”) for total extension payments of up to $800. Through October 2018, the Company made payments totaling $600 to extend the Option Period to November 15, 2018.  During the Option Period, the Company may conduct research and pre‑clinical work to assess the viability of the asset.

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

During the three and nine months ended September 30, 2018, the Company recorded research and development expense of $250 and $500, respectively, related to the extension of the option period under the Primatope Agreement. During the three and nine months ended September 30, 2017, the Company recorded research and development expense of $500, in connection with upfront payments related to the Initial Option Period under the Primatope Agreement.

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

In exchange for these rights, the Company made an upfront payment of $5,000. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use.

Under the Regeneron Agreement, the Company is also obligated to make payments to Regeneron of up to an aggregate of $27,500 upon the achievement of specified regulatory milestones. Upon commercialization of the licensed products, the parties will share profits equally, after deducting certain commercialization expenses subject to specified limits.

Under the Regeneron Agreement, the Company is solely responsible for all development and commercialization activities and costs in its territories. The Company is also responsible for costs related to the filing, prosecution and maintenance of certain licensed patent rights.

The parties also entered into a clinical supply agreement under which Regeneron agreed to manufacture the developed product during the clinical phase. During the three and nine months ended September 30, 2018, the Company recorded research and development expense of $257 and $1,835, respectively, related to the purchase of drug materials under this agreement. During the three and nine months ended September 30, 2017, the Company did not incur any research and development expense related to the purchase of drug materials under this agreement.  As of September 30, 2018 and December 31, 2017, the Company has non-cancelable purchase commitments under the clinical supply agreement (see Note 11).

The Regeneron Agreement will expire when the Company is no longer developing or commercializing any licensed product under the Regeneron Agreement. Either party may terminate the agreement upon the other party’s insolvency or bankruptcy or for material breach of the agreement by the other party that remains uncured for 90 days (or 30 days for payment‑related breaches). Regeneron has the right to terminate the agreement if the Company suspends its development or commercialization activities for a consecutive 12-month period or does not grant a sublicense to a third‑party to perform such activities, or if the Company challenges any of the licensed patent rights. The Company may terminate the agreement at any time that is 18 months after the effective date of the agreement with 180 days’ written notice or with one years’ written notice if the Company terminates the agreement following U.S. marketing approval of a rilonacept product developed by the Company. The Company may also terminate the agreement with three month’s written notice if the products are determined to have certain safety concerns.

The Company did not incur any research and development expense directly related to milestone payments due under the Regeneron Agreement during the three and nine months ended September 30, 2018.  During the three and nine months ended September 30, 2017, the Company recorded research and development expense of $5,000, in connection with the upfront payment due under the Regeneron Agreement.

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

In exchange for these rights, the Company made an upfront payment of $8,000. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use. In addition, the Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in aggregate for the first two indications, including, a $5,000 pass-through payment due upon the achievement of a specified clinical milestone event which is anticipated to be met in the fourth quarter of 2018.  Also included is a milestone payment of $10,000 due upon the earlier to occur of a specified regulatory milestone and December 31, 2018, unless the MedImmune Agreement is earlier terminated by either party. As of September 30, 2018 and December 31, 2017, the Company determined that the payment related to this milestone was probable and, therefore, recognized research and development expense and an accrued milestone of $10,000 during the year ended December 31, 2017. In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication.  The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000 and higher. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double‑digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

During the three and nine months ended September 30, 2018 and 2017, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

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

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common shareholders	$(24,406)	$(16,029)	$(60,647)	$(32,172)
Denominator:
Weighted average common shares outstanding—basic and diluted	48,183,424	1,942,106	23,174,841	1,675,133
Net loss per share attributable to common shareholders— basic and diluted	$(0.51)	$(8.25)	$(2.62)	$(19.21)

The Company's potentially dilutive securities, which include options, unvested restricted shares and convertible preferred shares, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2018	2017

Options to purchase common shares	5,860,168	3,012,176
Unvested restricted shares	1,144,846	2,215,351
Convertible preferred shares (as converted to common shares)	—	22,885,492
	7,005,014	28,113,019

11.         Commitments and Contingencies

Lease Agreements

On July 24, 2015, Kiniksa US entered into an operating lease in Wellesley Hills, Massachusetts for office space that comprised the former headquarters for Kiniksa US. In March 2016, effective August 1, 2016, Kiniksa US entered into an expansion and extension on its lease, which expanded its leased space to a total of 10,800 square feet. On March 31, 2017, Kiniksa US renewed this lease and extended the lease term to August 2018. Monthly lease payments, inclusive of base rent and ancillary charges, were $27.

On March 13, 2018, Kiniksa US entered into an operating lease in Lexington, Massachusetts for office and laboratory space that comprises the new headquarters for Kiniksa US and on June 26, 2018, Kiniksa US entered into an amendment to the lease expanding the rentable space to a total of 27,244 square feet. The lease expires on July 31, 2021. Monthly lease payments include base rent as well as, ancillary charges such as the share of operating expenses and real estate taxes. Base rent is $73 for the remainder of 2018.

The following table summarizes the future minimum lease payments under non‑cancelable operating lease commitments, for the Lexington office, as of September 30, 2018:

Year Ending December 31,
2018	$218
2019	872
2020	872
2021	508
$2,470

The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. The Company recorded rent expense of $305 and $101 during the three months ended September 30, 2018 and 2017, respectively, and $714 and $301 during the nine months ended September 30, 2018 and 2017, respectively.

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non‑contingent payments (see Note 9).

Manufacturing Commitments

The Company entered into agreements with several contract manufacturing organizations to provide pre-clinical and clinical trial materials.  As of September 30, 2018 and December 31, 2017, the Company had committed to minimum payments under these agreements totaling $34,891 and $7,766, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it did not accrue any liabilities related to such obligations in its consolidated financial statements as of September 30, 2018 or December 31, 2017.

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

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. Our pipeline of product candidates, across various stages of development, currently focuses on autoinflammatory and autoimmune conditions. We believe that our product candidates are grounded in strong biologic rationales or validated mechanisms of action and have the potential to address multiple indications.

Our products candidates include rilonacept, mavrilimumab, KPL-716, KPL-045 and KPL-404.

Our lead candidate is rilonacept, an interleukin-1α, or IL-1α, and interleukin-1β, or IL-1β, cytokine trap. We are developing rilonacept for the potential treatment of recurrent pericarditis, an inflammatory cardiovascular disease. We plan to initiate a single, pivotal, placebo-controlled, randomized-withdrawal design, global Phase 3 clinical trial of  rilonacept in subjects with symptomatic recurrent pericarditis in 2018. We are also continuing to enroll subjects into an open-label Phase 2 proof-of-concept clinical trial to gain further experience with rilonacept in different pericarditis populations.

Mavrilimumab is a monoclonal antibody inhibitor targeting granulocyte macrophage colony stimulating factor receptor alpha, or GM-CSFRα. We are evaluating mavrilimumab for the potential treatment of giant cell arteritis, an inflammatory disease of the blood vessels, and are advancing our plans for a double-blind, randomized, placebo-controlled, global Phase 2 proof-of-concept trial.

KPL-716 is a monoclonal antibody inhibitor of signaling through oncostatin M receptor beta, or OSMRβ, the shared receptor subunit of the cytokines interleukin-31, or IL-31, and oncostatin M, or OSM. We are evaluating KPL-716 in a variety of pruritic and fibrotic indications driven by these cytokines. We plan to advance KPL-716 into multiple chronic pruritic diseases, starting with an adaptive design Phase 2a/2b clinical trial in prurigo nodularis, an inflammatory, pruritic skin condition, in the first quarter of 2019. We are also continuing to enroll a double-blind, randomized, placebo-controlled repeated-single-dose Phase 1b clinical trial in the U.S. and Canada. The study is designed to evaluate safety and chronic efficacy data on both pruritus and inflammatory disease response markers.

KPL-045, is a monoclonal antibody inhibitor of the CD30L co-stimulatory molecule. We are continuing our preclinical activities with KPL-045 in inflammatory diseases driven by T-cell-dependent autoantibody generation and dysregulated TH effector memory responses and expect to file an IND application with the FDA in the second half of 2019.

KPL-404 is a monoclonal antibody inhibitor of the CD40 co-stimulatory molecule. We are continuing our preclinical activities with KPL-404 in T‑cell dependent, B‑cell mediated diseases, and expect to file an IND with the FDA for this program in the second half of 2019.  We have a license to conduct research and development on KPL-404 from Primatope, the company that owns or controls the intellectual property related to KPL-404. We also have an exclusive option to acquire all outstanding capital stock of Primatope, which, subject to extension, is exercisable until mid January 2019.

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring, in-licensing or discovering product candidates and securing related intellectual property rights and conducting research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any Phase 3 or other pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Prior to the completion of our IPO in May 2018, we had funded our operations primarily with proceeds from the sale of preferred shares, from which we had received net proceeds of $310.6 million.

On May 23, 2018, our registration statement on Form S‑1 relating to our IPO was declared effective by the SEC. On May 29, 2018, we completed the IPO of 8,477,777 Class A common shares at $18.00 per share for gross proceeds of $152.6 million. In addition, on June 22, 2018, the Company completed the sale of 1,006,425 Class A common shares to the underwriters of the IPO following the exercise of their over-allotment option to purchase additional shares at $18.00 per share, and we issued and sold 1,006,425 Class A common shares for gross proceeds of $18.1 million. The aggregate net proceeds to us from the IPO, inclusive of the over-allotment option exercise, was $155.5 million after deducting underwriting discounts and commissions and other offering costs.

Upon the closing of the IPO, all convertible preferred shares then outstanding automatically converted into 5,546,019 Class A common shares, 1,070,502 Class B common shares, 12,995,954 Class A1 common shares and 16,057,618 Class B1 common shares.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $60.6 million and $32.2 million for the Nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $151.6 million. We expect to continue to incur significant operating losses for at least the next several years as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. We expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $337.9 million. We believe that our existing cash, cash equivalents and short-term investments as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”  Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Rilonacept (1)	$2,430	$5,380	$6,550	$5,380
Mavrilimumab	3,470	—	6,210	—
KPL-716 (2)	4,750	5,120	18,670	15,370
KPL-045 (3)	1,750	1,520	3,070	1,520
KPL-404 (4)	3,040	500	4,090	500
Unallocated research and development expenses	5,204	1,488	11,885	3,656
Total research and development expenses	$20,644	$14,008	$50,475	$26,426

(1)	The amount for the three and nine months ended September 30, 2017 includes expense of $5.0 million related to an upfront payment made under our license agreement with Regeneron.
(2)

The amount for the three and nine months ended September 30, 2017 includes expense of $4.0 million related to a milestone payment under our asset purchase agreement with Biogen associated with the achievement of a specified clinical milestone event.

(3)

The amount for the nine months ended September 30, 2018 includes expense of $0.2 million related to a technology transfer payment under our license agreement with Novo Nordisk. The amount for the three and nine months ended September 30, 2017 includes expense of $1.5 million related to an upfront payment under our license agreement with Novo Nordisk.

(4)

The amount for the three and nine months ended September 30, 2018, includes expense of $0.3 and $0.5 million, respectively, related to the extension of the option period under our stock purchase option agreement with Primatope. The amount for the three and nine months ended September 30, 2017 includes expense related to the $0.5 million initial option period payment under our stock purchase option agreement with Primatope.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we complete our ongoing and planned clinical trials for rilonacept, mavrilimumab and KPL‑716, as well as conduct other pre-clinical and clinical development including regulatory filings for our other product candidates and our discovery research efforts and our related personnel costs will increase, including costs associated with share-based compensation. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license, acquisition and option agreements to acquire the rights to our product candidates.

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

We expect that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research activities and development of our product candidates and prepare for potential commercialization activities. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Interest Income

Interest income consists of income recognized from investments in money market funds and U.S. Treasury notes.

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards will be available to us for those losses. Our wholly owned U.S. subsidiary, Kiniksa Pharmaceuticals Corp., or Kiniksa US, is subject to federal and state income taxes in the United States.  Our provision for income taxes relates to taxable income generated by Kiniksa US under a cost-plus arrangement that it has with us.

As of December 31, 2017, we had state research and development tax credit carryforwards of approximately $0.1 million available to reduce future tax liabilities, which begin to expire in 2031 through 2032.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$20,644	$14,008	$6,636
General and administrative	5,515	2,241	3,274
Total operating expenses	26,159	16,249	9,910
Loss from operations	(26,159)	(16,249)	(9,910)
Interest income	1,622	169	1,453
Loss before provision for income taxes	(24,537)	(16,080)	(8,457)
Benefit (provision) for income taxes	131	51	80
Net loss	$(24,406)	$(16,029)	$(8,377)

Research and Development Expenses

	Three Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
Rilonacept	$2,430	$5,380	$(2,950)
Mavrilimumab	3,470	—	3,470
KPL-716	4,750	5,120	(370)
KPL-045	1,750	1,520	230
KPL-404	3,040	500	2,540
Unallocated research and development expenses:
Personnel related (including share-based compensation)	3,787	1,249	2,538
Other	1,417	239	1,178
Total research and development expenses	$20,644	$14,008	$6,636

Research and development expenses were $20.6 million for the three months ended September 30, 2018, compared to $14.0 million for the three months ended September 30, 2017. The increase of $6.6 million was primarily due to an increase in external fees related to our development programs, of which there were five in 2018, and four in 2017, of which three were acquired in the three months ended September 30, 2017, as well as an increase of $3.7 million in unallocated research and development expenses.

The direct costs for our rilonacept program were $2.4 million during the three months ended September 30, 2018, compared to $5.4 million during the three months ended September 30, 2017, or a decrease of $3.0 million.  During the three months ended September 30, 2018, expenses incurred related to our clinical research and development for our open-label Phase 2 proof-of-concept clinical trial and preparation for our planned Phase 3 clinical trial compared to the three months ended September 30, 2017, in which expenses incurred were primarily due to the $5.0 million upfront payment made under our license agreement with Regeneron.

The direct costs of $3.5 million for our mavrilimumab program during the three months ended September 30, 2018 were due to expenses related primarily to preparation for our planned clinical trials, including a Phase 2 trial in giant cell arteritis and manufacturing process development related expenses. We had no direct costs for our mavrilimumab program during the three months ended September 30, 2017.

The direct costs for our KPL‑716 program were $4.8 million during the three months ended September 30, 2018, compared to $5.1 million during the three months ended September 30, 2017, or a decrease of $0.3 million. During the three months ended September 30, 2018, expenses incurred related to manufacturing and development costs for our clinical drug supply and our Phase 1a/1b clinical trial, compared to the three months ended September 30, 2017, in which expenses incurred also included a $4.0 million milestone payment made upon the achievement of a specified clinical milestone event under our agreement with Biogen.

The direct costs for our KPL‑045 program were $1.8 million during the three months ended September 30, 2018, compared to $1.5 million during the three months ended September 30, 2017, or an increase of $0.3 million.  During the three months ended September 30, 2018, expenses incurred related to clinical research and development, including manufacturing development costs, compared to the three months ended September 30, 2017, in which expenses incurred related to the upfront payment of $1.5 million made under our license agreement with Novo Nordisk, in the three months ended September 30, 2017.

The direct costs for our KPL‑404 program were $3.0 million during the three months ended September 30, 2018, compared to $0.5 million during the three months ended September 30, 2017, or an increase of $2.5 million.  During the three months ended September 30, 2018, expenses incurred primarily related to clinical research and development, including manufacturing development costs, compared to the three months ended September 30, 2017, in which expenses incurred related to the $0.5 million initial option period payment under our stock purchase option agreement with Primatope.

Unallocated research and development expenses were $5.2 million for the three months ended September 30, 2018 compared to $1.5 million for the three months ended September 30, 2017. The increase of $3.7 million in unallocated research and development expenses was due to an increase of $2.5 million in personnel-related costs, including share-based compensation, and an increase of $1.2 million in other costs, including research costs related to potential future programs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for coordinating with CMOs on process development and manufacturing of drug supply and coordinating with CROs on the conduct and oversight of our current and planned clinical trials as well as research studies and development programs for our product candidates. Personnel-related costs for the three months ended September 30, 2018 and 2017 included share-based compensation of $0.6 million and $0.4 million, respectively.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the three months ended September 30, 2018 compared to $2.2 million for the three months ended September 30, 2017. The increase of $3.3 million was primarily due to increases of $2.0 million in personnel-related costs and $0.8 million in professional fees. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions, primarily in our corporate departments, including legal, finance and human resources, as we continued to expand our operations to support the organization. Personnel-related costs for the three months ended September 30, 2018 and 2017 included share-based compensation of $0.9 million and $0.2 million, respectively. Professional fees increased due to legal costs incurred in connection with maintaining and registering worldwide patents and costs associated with our ongoing business operations, as well as higher accounting, recruiting, market research expenses and other costs incurred due to becoming a public company.

Interest Income

Interest income was $1.6 million for the three months ended September 30, 2018 compared to $0.2 million for the three months ended September 30, 2017. The increase was due to both higher average invested balances and higher interest rates on U.S. Treasury notes in 2018.

Benefit (Provision) for Income Taxes

We recorded an insignificant benefit for income taxes for the three months ended September 30, 2018 and 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$50,475	$26,426	$24,049
General and administrative	13,550	6,263	7,287
Total operating expenses	64,025	32,689	31,336
Loss from operations	(64,025)	(32,689)	(31,336)
Interest income	2,992	396	2,596
Loss before provision for income taxes	(61,033)	(32,293)	(28,740)
Benefit (provision) for income taxes	386	121	265
Net loss	$(60,647)	$(32,172)	$(28,475)

Research and Development Expenses

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
Rilonacept	$6,550	$5,380	$1,170
Mavrilimumab	6,210	—	6,210
KPL-716	18,670	15,370	3,300
KPL-045	3,070	1,520	1,550
KPL-404	4,090	500	3,590
Unallocated research and development expenses:
Personnel related (including share-based compensation)	9,060	2,932	6,128
Other	2,825	724	2,101
Total research and development expenses	$50,475	$26,426	$24,049

Research and development expenses were $50.5 million for the nine months ended September 30, 2018, compared to $26.4 million for the nine months ended September 30, 2017. The increase of $24.1 million was primarily due to an increase in external fees related to our development programs, of which there were five in 2018, while in 2017 there were four, as well as an increase of $8.2 million in unallocated research and development expenses.

The direct costs for our rilonacept program were $6.6 million during the nine months ended September 30, 2018, compared to $5.4 million during the nine months ended September 30, 2017, or an increase of $1.2 million.  During the nine months ended September 30, 2018, expenses incurred related to our clinical research and development for our open-label Phase 2 proof-of-concept clinical trial and in preparation for our planned Phase 3 clinical trial compared to the nine months ended September 30, 2017, in which expenses incurred were primarily due to the $5.0 million upfront payment made under our license agreement with Regeneron.

The direct costs of $6.2 million for our mavrilimumab program during the nine months ended September 30, 2018 were due to expenses related primarily to preparation for our planned clinical trials, including a Phase 2 trial in giant cell arteritis and manufacturing process development related expenses. We had no direct costs for our mavrilimumab program during the nine months ended September 30, 2017.

The direct costs for our KPL‑716 program were $18.7 million during the nine months ended September 30, 2018, compared to $15.4 million during the nine months ended September 30, 2017, or an increase of $3.3 million. During the nine months ended September 30, 2018, expenses incurred related to manufacturing and development costs for our clinical drug supply and our Phase 1a/1b clinical trial, compared to the nine months ended September 30, 2017, in which expenses incurred also included a $4.0 million milestone payment made upon the achievement of a specified clinical milestone event under our agreement with Biogen.

The direct costs for our KPL‑045 program were $3.1 million during the nine months ended September 30, 2018, compared to $1.5 million during the nine months ended September 30, 2017, or an increase of $1.6 million. During the nine months ended September 30, 2018, expenses incurred related to clinical research and development, including manufacturing development costs, compared to the nine months ended September 30, 2017, in which expenses incurred related to the $1.5 million upfront payment under our license agreement with Novo Nordisk.

The direct costs for our KPL‑404 program were $4.1 million during the nine months ended September 30, 2018, compared to $0.5 million during the nine months ended September 30, 2017, or an increase of $3.6 million.  During the nine months ended September 30, 2018, expenses incurred primarily related to clinical research and development, including manufacturing development costs, compared to the nine months ended September 30, 2017, in which expenses incurred related to the $0.5 million initial option period under our stock purchase option agreement with Primatope.

Unallocated research and development expenses were $11.9 million for the nine months ended September 30, 2018 compared to $3.7 million for the nine months ended September 30, 2017. The increase of $8.2 million in unallocated research and development expenses was due to an increase of $6.1 million in personnel-related costs, including share-based compensation, and an increase of $2.1 million in other costs, including research costs related to potential future programs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for coordinating with CMOs on process development and manufacturing of drug supply and coordinating with CROs on the conduct and oversight of our current and planned clinical trials as well as research studies and development programs for our product candidates. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included share-based compensation of $1.1 million and $0.2 million, respectively.

General and Administrative Expenses

General and administrative expenses were $13.6 million for the nine months ended September 30, 2018 compared to $6.3 million for the nine months ended September 30, 2017. The increase of $7.3 million was primarily due to increases of $4.3 million in personnel-related costs and $2.5 million in professional fees. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions, primarily in our corporate departments, including legal, finance and human resources, as we continued to expand our operations to support the organization. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included share-based compensation of $2.0 million and $0.4 million, respectively. Professional fees increased due to legal costs incurred in connection with maintaining and registering worldwide patents and costs associated with our ongoing business operations, as well as higher accounting, recruiting, market research expenses and other costs incurred due to becoming a public company.

Interest Income

Interest income was $3.0 million for the nine months ended September 30, 2018 compared to $0.4 million for the nine months ended September 30, 2017. The increase was due to both higher average invested balances and higher interest rates on U.S. Treasury notes in 2018.

Benefit (Provision) for Income Taxes

We recorded an insignificant benefit for income taxes for the nine months ended September 30, 2018 and 2017.

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

On May 23, 2018, our registration statement on Form S‑1 relating to our IPO was declared effective by the SEC. On May 29, 2018, we completed the IPO of 8,477,777 Class A common shares at $18.00 per share for gross proceeds of $152.6 million. In addition, on June 22, 2018, the Company completed the sale of 1,006,425 Class A common shares to the underwriters of the IPO following the exercise of their over-allotment option to purchase additional shares at $18.00 per share, and we issued and sold 1,006,425 Class A common shares for gross proceeds of $18.1 million. The aggregate net proceeds to us from the IPO, inclusive of the over-allotment option exercise, was $155.5 million after deducting underwriting discounts and commissions and other offering costs.

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $337.9 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(53,374)	$(26,840)
Net cash used in investing activities	(268,858)	(65)
Net cash provided by financing activities	346,445	39,873
Net increase (decrease) in cash and cash equivalents and restricted cash	$24,213	$12,968

Operating Activities

During the nine months ended September 30, 2018, operating activities used $53.4 million of cash, primarily resulting from our net loss of $60.6 million, partially offset by non-cash charges of $1.9 million and net cash provided by changes in our operating assets and liabilities of $5.4 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted of a $6.4 million increase in accrued expenses and a $3.0 million increase in accounts payable, offset by a $4.0 million increase in prepaid expenses and other current assets. The increase in accrued expenses was due to our increased level of operating activities and the timing of vendor invoicing and payments as well as an increase in accrued employee compensation expense. The increase in accounts payable was primarily due to increased operating activities as well as the timing of vendor invoicing and payments.  The increase in prepaid expenses and other current assets was due to increases in prepaid insurance expenses, interest receivable and prepaid expenses to CMOs related to manufacturing development and CROs related to our clinical trials.

During the nine months ended September 30, 2017, operating activities used $26.8 million of cash, primarily resulting from our net loss of $32.2 million, partially offset by non-cash charges of $0.4 million and net cash provided by changes in our operating assets and liabilities of $4.9 million.

Investing Activities

During the nine months ended September 30, 2018, investing activities used $268.9 million of cash, consisting of $1.3 million of purchases of property and equipment and $292.6 million of purchases of short-term investments offset by $25.0 million from proceeds of maturities of short-term investments.

During the nine months ended September 30, 2017, cash used in investing activities was not significant.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $346.4 million, primarily consisting of proceeds of $159.2 million from our issuance and sale of Class A common shares, net of underwriting commissions and discounts upon completion of our IPO, inclusive of the over-allotment option exercise, and $190.8 million in net proceeds from our issuance and sale of Series C preferred shares, partially offset by $3.6 million of payments of other offering costs associated with our IPO, inclusive of the over-allotment option exercise.

During the nine months ended September 30, 2017, net cash provided by financing activities was $39.9 million, consisting of net proceeds from our issuance and sale of Series B preferred shares.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials and pre-clinical activities of our product candidates. Additionally, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:

•	continue to conduct our current clinical trials and initiate our planned clinical trials of rilonacept, mavrilimumab and KPL‑716;
•	advance pre-clinical development of our early-stage programs, KPL‑045 and KPL‑404;
•	manufacture, or have manufactured on our behalf, our pre-clinical and clinical drug material and develop processes for late state and commercial manufacturing;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own;
•	hire additional clinical, quality control and scientific personnel;
•

expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio; and
•

in-license or acquire other product candidates and technologies and/or their related businesses, including the payment of up to $20 million in a combination of cash and Kiniksa Class A common shares if we exercise our option to acquire all of the outstanding capital stock of Primatope.

We believe that our existing cash, cash equivalents and short-term investments at September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the issuance date of the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we may require additional capital if we choose to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for rilonacept or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus filed with the SEC on May 24, 2018. See Note 11 to our consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” of this Quarterly Report on Form 10‑Q for a discussion of obligations and commitments.

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

During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus related to our Registration Statement filed on S‑1 (File No: 333‑224488) filed with the SEC on May 24, 2018 and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” included in this Quarterly Report on Form 10‑Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is provided in Note 2 to our consolidated financial statements appearing at the beginning of this Quarterly Report on Form 10‑Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.Risk Factors.

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

Risks Related to Our Financial Position and Capital Needs

We are a biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception in 2015 and anticipate incurring losses for the foreseeable future. To date, we have invested substantially all of our efforts and financial resources in identifying, acquiring, in-licensing and developing our product candidates, including commencing and conducting clinical trials and providing general and administrative support for these operations. Our future success is dependent on our ability to develop, obtain regulatory approval for and successfully commercialize one or more of our product candidates. We have not yet demonstrated our ability to successfully conduct and complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale drug, or conduct sales and marketing activities. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients, and development may cease for a number of reasons. Consequently, predictions about our future success or viability could be more accurate if we had a longer operating history.

We have incurred significant losses related to expenses for research and development and our ongoing operations. Our net losses for the nine months ended September 30, 2018 and 2017 were $60.6 million and $32.2 million, respectively. As of September 30, 2018, we had an accumulated deficit of $151.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we:

•

continue our research and pre-clinical and clinical development of our product candidates, including our ongoing open-label Phase 2 proof-of-concept clinical trial for rilonacept for the treatment of recurrent pericarditis, and our repeat single-dose portion of our ongoing Phase 1b clinical trial of KPL-716 in subjects with atopic dermatitis;

•

advance the development of our programs, including our plans for a global pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, a global Phase 2 proof-of-concept clinical trial with mavrilimumab for the treatment of giant cell arteritis, or GCA, and for advancing KPL-716 into multiple chronic pruritic diseases, starting with a Phase 2a/2b clinical trial with KPL-716 in prurigo nodularis;

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

•

seek to identify, assess and study new or expanded indications for our product candidates, new or alternative dosing levels and frequency for our product candidates, and/or new or alternative administration of our product candidates, including method, mode or delivery device;

•	seek to identify, assess, acquire or develop additional product candidates;

•

make milestone or other payments under any license or purchase agreements, including the payment of up to $20 million in a combindation of cash and Kiniksa’s Class A common shares if we exercise our option to acquire all of the outstanding capital stock of Primatope;

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

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings or other sources. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•

the results, time and cost necessary for completing our ongoing open-label Phase 2 proof-of-concept clinical trial for rilonacept for the treatment of recurrent pericarditis and the repeat single-dose portion of our ongoing Phase 1b clinical trial of KPL-716 in subjects with atopic dermatitis, as well as our plans for advancing the clinical development of our programs, including our plans for a global pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, a global Phase 2 proof-of-concept clinical trial with mavrilimumab for the treatment of GCA, and for advancing KPL-716 into multiple chronic pruritic diseases, starting with Phase 2a/2b clinical trial with KPL-716 in prurigo nodularis;

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

•

the cash requirements for seeking to identify, assess and study new or expanded indications for our product candidates, new or alternative dosing levels and/or frequency for our product candidates, and/or new or alternative administration of our product candidates, including method, mode or delivery device;

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

We have three product candidates in various stages of clinical development and two at the pre-clinical development stage. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them and they may not be approved. Although rilonacept is approved and marketed for human use for the treatment of cryopyrin-associated periodic syndromes, or CAPS, in the United States by Regeneron, we are studying rilonacept for the treatment of a different indication called recurrent pericarditis, which is currently in an open-label Phase 2 proof-of-concept clinical trial and we plan to advance its development to a global pivotal Phase 3 clinical trial. Mavrilimumab has been through Phase 2 clinical trials conducted by MedImmune for the treatment of rheumatoid arthritis, or RA, but we plan to advance our global Phase 2 proof-of-concept clinical trial development plan for mavrilimumab for the treatment of GCA. Our third clinical-stage product candidate, KPL-716, is currently in the repeated-single-dose portion of our ongoing Phase 1b clinical trial in subjects with atopic dermatitis, and we plan to advance KPL-716 into multiple chronic pruritic diseases, starting with a Phase 2a/2b clinical trial with KPL-716 in prurigo nodularis. We also have pre-clinical product candidates that will need to progress through studies to enable an IND prior to clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities.

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

Each of our product candidates will require additional pre-clinical and/or clinical development, regulatory approval in one or more jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we are able to generate any revenue from product sales. The success of our product candidates will depend on several factors, including the following:

•successful completion of pre-clinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, conducted, where applicable, under the FDA’s Good Laboratory Practice, or GLP, regulations;

•submission to the FDA of INDs and of clinical trial applications to foreign governmental authorities, for our product candidates to commence planned clinical trials or future clinical trials;

•successful enrollment in, and completion of, clinical trials, the design and implementation of which are agreed to by the applicable regulatory authorities, and the ability of our CROs to successfully conduct such trials within our planned budget and timing parameters and without materially adversely impacting our trials;

•successful data from our clinical programs that support an acceptable risk-benefit profile of our product candidates for the targeted indications in the intended populations to the satisfaction of the applicable regulatory authorities;

•timely receipt, if at all, of regulatory approvals from applicable regulatory authorities;

•establishment of arrangements with third-party manufacturers, as applicable, for continued clinical supply and commercial manufacturing;

•successful development of our manufacturing processes and transfer to new third-party facilities to support future development activities and commercialization that are operated by CMOs in a manner compliant with all regulatory requirements;

•sufficient supply of our product candidates from our CMOs;

•establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;

•successful commercial launch of our product candidates, if and when approved;

•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•effective competition with other therapies;

•establishment and maintenance of adequate healthcare coverage and reimbursement;

•enforcement and defense of intellectual property rights and claims;

•continued compliance with any post-marketing requirements imposed by regulatory authorities, including any required post-marketing clinical trials, or REMS; and

•maintenance of a continued acceptable safety profile of our product candidates following approval.

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

We are continuing our ongoing open-label Phase 2 proof-of-concept clinical trial for rilonacept for the treatment of recurrent pericarditis, and our repeat single-dose portion of our ongoing Phase 1b clinical trial of KPL-716 in subjects with atopic dermatitis.  We plan to advance to a global pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, advance our global Phase 2 proof-of-concept clinical trial development plan with mavrilimumab for the treatment of GCA, and plan to advance KPL-716 into multiple chronic pruritic diseases, starting with a Phase 2a/2b clinical trial with KPL-716 in prurigo nodularis.  We are also continuing our preclinical activities with KPL-045 and KPL-404 prior to initiating clinical trials. Commencing our planned clinical trials is subject to acceptance by the FDA of an IND or an IND amendment, acceptance by European regulatory authorities of a Clinical Trial Application, or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, European regulatory authorities or other applicable regulatory authorities. Even after we receive and incorporate guidance from these regulatory authorities, the FDA, European regulatory authorities or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant pre-clinical studies, clinical trials or chemistry, manufacturing and controls, or CMC, data, or disagree or change their position on the acceptability of our trial designs including the proposed dosing schedule, our definitions of the patient populations or the clinical endpoints selected, which may require us to complete additional pre-clinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect. For example, prior to us licensing mavrilimumab, MedImmune submitted an IND to the FDA to conduct a clinical trial of mavrilimumab in RA, and the FDA issued a clinical hold based on its review of certain effects in the lungs observed in non-human primates in pre-clinical toxicity studies. However, following subsequent discussions between MedImmune and the FDA regarding the clinical hold and the availability of additional clinical safety data that MedImmune generated in human clinical trials conducted outside of the United States subsequent to the original IND submission, the FDA acknowledged that the risk/benefit assessment for investigation of mavrilimumab in a clinical trial may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk/benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment options, including refractory RA. We believe that the FDA’s communications with MedImmune and also with us suggest that the FDA could find an acceptable risk/benefit for a clinical trial of mavrilimumab in the United States in GCA, a disease with high morbidity and limited treatment options, which we are pursuing.

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

A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. We may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, will be allowed by regulatory authorities, need to be redesigned, enroll patients on time or will be completed on schedule, if at all. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•inability to generate sufficient pre-clinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical trials;

•delays in reaching a consensus with regulatory agencies on trial design or implementation;

•delays in establishing the appropriate dosage levels or frequency of dosing or treatment in clinical trials;

•delays in reaching, or failing to reach, agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•difficulties in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;

•delays in or failure to obtain regulatory approval to commence a trial, or imposition of a clinical hold by regulatory agencies, after review of an IND or IND amendment, or equivalent application or amendment, or an inspection of our clinical trial operations or study sites;

•challenges in recruiting and enrolling suitable patients to participate in our clinical trials;

•amendments to protocols amending study criteria and design;

•difficulty collaborating with patient groups and investigators;

•failure by our CROs, other third parties, or us to adhere to clinical trial requirements or to perform their obligations in a timely or compliant manner;

•failure to perform in accordance with the FDA’s good clinical practices requirements, or GCPs, or applicable regulatory guidelines in other countries;

•patients not completing participation in a clinical trial or return for post-treatment follow-up;

•clinical trial sites or patients dropping out of a clinical trial;

•participating patients experiencing serious adverse events or undesirable side effects or are exposed to unacceptable health risks;

•safety issues, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•difficulty in identifying the populations that we are trying to enroll in a particular trial, which may delay enrollment and reduce the power of a clinical trial to detect statistically significant results;

•changes in regulatory requirements, policies and guidance that require amending or submitting new clinical protocols;

•the cost of clinical trials of our product candidates being greater than we anticipate;

•clinical trials of our product candidates producing negative or inconclusive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon drug development programs; and

•delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

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

Clinical trials must be conducted in accordance with the laws and regulations of the FDA, European Union rules and regulations and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. Further, conducting global clinical trials may require that we coordinate among the requirements, regulations or guidelines of regulatory authorities across a number of jurisdictions, including the United States, European Union and countries outside of those jurisdictions, which could require that we amend trial protocols and/or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs.  In addition, clinical trials must be conducted with supplies of our product candidates produced under current good manufacturing practice, or cGMP, requirements and other regulations. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with GCP requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the European Union and the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-EU and non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the EMA, and different standards of diagnosis, screening and medical care.

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

We must produce, through third parties, sufficient stable quantities of our product candidates for use in our clinical trials. Any delays in the production of our product candidates may lead to a delay in our clinical trials. If we make manufacturing or formulation changes to our product candidates or change manufacturers or manufacturing processes, we may be unsuccessful in producing the product as compared to the process or manufacturer used in prior clinical trials, and therefore may need to conduct additional trials to bridge our modified product candidates to earlier versions, which could impact the timing of commencing or completing our clinical trials. Moreover, there is no assurance that future clinical trials utilizing a new formulation of a product candidate manufactured by different manufacturers or pursuant to a new process will result in the favorable result, if any, observed in the prior clinical trials of such product candidates. For example, we will need to produce mavrilimumab using different media and feed compared to the processes that were used by MedImmune to develop our existing inventory. Further, we will need to transfer the manufacturing process of mavrilimumab to a third party to manufacture mavrilimumab for any Phase 3 clinical trials and commercialization efforts, if any. This manufacturer may be unsuccessful in producing the product in quantities or quality necessary to support our clinical trials or commercialization efforts, if any, which would delay development of mavrilimumab.  In addition, we are in the process of building small scale manufacturing capabilities to support certain pre-clinical and early clinical development for KPL-045 and KPL-404, completion of our manufacturing facilities may be delayed and/or we may not be able to produce sufficient quantities of these product candidates or produce them at an acceptable quality, which could delay, prevent or impair our development or commercialization efforts.

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

All of our product candidates modulate the immune system and carry risks associated with immunosuppression, including the theoretical risk of serious infections and cancer. Some common side effects of rilonacept include, cold symptoms, nausea, stomach pain, diarrhea, numbness or tingly feeling and injection-site reaction. For mavrilimumab, there is a theoretical risk for the development of pulmonary alveolar proteinosis, or PAP. PAP is a rare lung disorder in which surfactant-derived lipoproteins accumulate excessively within pulmonary alveoli due to loss of GM-CSF function. The disease can range in severity from a sub-clinical reduction in diffusion capacity to significant dyspnea during mild exertion. In pre-clinical studies conducted by MedImmune, certain effects were observed in the lungs of non-human primates, which led the FDA to issue a clinical hold with respect to MedImmune’s proposed clinical trial in RA. Pre-clinical data generated to date suggest mavrilimumab does not reach the lungs in sufficient quantities to induce PAP at clinically relevant doses and human trials thus far have not shown a clinical effect on pulmonary function tests attributable to mavrilimumab. If the results of our clinical trials reveal a high or unacceptable severity and prevalence of these or other side effects, the FDA or applicable foreign regulatory agency may suspend or terminate our clinical trials that are initiated, not authorize us to initiate further trials, or if initiated, such further trials could be suspended or terminated. The FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny or withdraw approval of, any of our product candidates for any or all targeted indications.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including but not limited to:

•regulatory authorities may withdraw approvals of such product and require us to take it off the market;

•regulatory authorities may require the addition of labeling statements, specific warnings, contraindications or field alerts to physicians and pharmacies;

•we may be required to create a registry or a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;

•we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•we may be subject to limitations on how we promote the product, or sales of the product may decrease significantly;

•we could be sued and held liable for harm caused to patients;

•the product may become less competitive; and

•our reputation may suffer.

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

We had no involvement with or control over the pre-clinical and clinical development of any of our product candidates prior to our in-license or acquisition of them. We are dependent on Regeneron, MedImmune, Biogen, Novo Nordisk, and Primatope having conducted their research and development in accordance with the applicable protocols and legal, regulatory and scientific standards; having accurately reported the results of all pre-clinical studies and clinical trials conducted prior to our in-license or acquisition; and having correctly collected, interpreted, and completely transferred the data from these trials to us. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval, or commercialization of one or more of our product candidates will be adversely affected.

If we cannot replicate positive results from earlier pre-clinical studies and clinical trials conducted by us or the companies from whom we have licensed or acquired, or may in the future license or acquire, our product candidates in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Positive results from our pre-clinical studies, and any positive results we may obtain from our early clinical trials of our product candidates or from the clinical trials conducted by the companies from whom we licensed or acquired or may in the future license or acquire our product candidates, may not necessarily be predictive of the results from any required later pre-clinical studies and clinical trials. Similarly, even if we are able to complete our planned pre-clinical studies or clinical trials of our product candidates, the positive results from the pre-clinical studies and clinical trials of our product candidates may not be replicated in our subsequent pre-clinical studies or clinical trial results. The safety and efficacy of our product candidates have not been established for the indications in which we are developing them, and we cannot provide any assurance that their development will be successful. For example, although rilonacept is FDA approved for the treatment of CAPS and we are studying it for the treatment of recurrent pericarditis, and mavrilimumab has been studied in Phase 2 clinical trials for the treatment of RA and we plan to advance our global Phase 2 proof-of-concept trial development plan for the treatment of GCA, their safety and efficacy have not been determined in recurrent pericarditis or GCA, respectively, and each may fail to receive regulatory approval for those indications.

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

The process of obtaining regulatory approvals, both in the United States and in other countries, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional pre-clinical, clinical or other trials. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

•the FDA or comparable foreign regulatory authorities may disagree with the number, design or implementation of our clinical trials to support further development or approval;

•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;

•the FDA or comparable foreign regulatory authorities may disagree that we have provided sufficient safety data or adequately demonstrated clinical benefit in a patient population or subpopulation studied in the clinical trial;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•the FDA or comparable foreign regulatory authority could require us to collect additional data or conduct additional clinical studies;

•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or we may fail to recruit suitable patients to participate in a trial;

•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•the FDA or comparable foreign regulatory authorities may not believe that we have sufficiently demonstrated our ability to manufacture the products to the requisite level of quality standards, or they may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the clinical trials; and

•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

As part of our business strategy, we intend to pursue orphan drug designation for certain of our product candidates, such as rilonacept, and we may be unsuccessful or unable to maintain the associated benefits. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics intended to treat relatively small patient populations as orphan drug products. Under the U.S. Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

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

Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to pursue Orphan Drug Designation for certain of our  product candidates in addition to rilonacept, we may never receive such designation. Even if we do receive such designation, there is no guarantee that we will enjoy the benefits of such designation.

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

We have never completed a pivotal clinical trial or obtained marketing approval for any product candidate, and we may be unable to successfully do so for any of our product candidates. Failure to successfully complete any of these activities in a timely manner for any of our product candidates could have a material adverse impact on our business and financial performance.

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

We do not currently own or operate any manufacturing facilities. Although we are in the process of building small-scale manufacturing facilities to produce drug substance to support certain of our pre-clinical studies and certain of our Phase 1 clinical trials, we rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for the majority of our development efforts, as well as for the commercial manufacture of our product candidates, if approved. We rely on these third parties to develop the processes necessary to produce our product candidates at sufficient quality and quantity to support our development and commercialization efforts. Our reliance increases the risk that we will have insufficient quantities of our product candidates or that our product candidates are not produced at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

For example, we contract with Regeneron to produce rilonacept, and with CMOs for the manufacture of KPL-716 drug substance and drug product.  Further, we have and plan to continue to enter into agreements with CMOs to produce mavrilimumab beyond our current inventory. We will need to transfer the technology to manufacture mavrilimumab to these CMOs, and these CMOs may be required to adopt different manufacturing protocols or processes. These CMOs will also need to produce mavrilimumab using different media and feed compared to the processes that were used by MedImmune to develop our existing inventory. We cannot provide any assurance that the technology transfer or process development will be successful, or that any CMO will be successful in producing mavrilimumab in sufficient quantities or of acceptable quality, if at all. In addition, we currently contract with CMOs in connection with certain planned production of our pre-clinical product candidates, KPL-045 and KPL-404, and while we are in the process of building small scale manufacturing capabilities to support certain pre-clinical and early clinical development for KPL-045 and KPL-404, completion of our manufacturing facilities may be delayed and/or we may not be able to produce sufficient quantities of these product candidates or produce them at an acceptable quality, which could delay, prevent or impair our development or commercialization efforts and increase costs.

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

Although we have entered into certain agreements for the manufacture of clinical material for our product candidates, we may be unable to establish new agreements on acceptable terms, if at all, with third-party manufacturers for those product candidates. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•reliance on the third party for regulatory compliance and quality assurance;

•the possible breach of the manufacturing agreement by the third party;

•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

The manufacture of our product candidates is highly regulated, complex and difficult, requiring a multi-step and controlled process, and even minor problems or deviations could result in defects or failures, such as defective products or manufacturing failures. We have limited experience overseeing the manufacturing process of KPL-716 and no experience overseeing the manufacturing process of rilonacept, mavrilimumab, KPL-404 and KPL-045. Due to the highly technical requirements of manufacturing our product candidates and the strict quality and control specifications, we and our third-party providers may be unable to manufacture or supply our product candidates despite our and their efforts. Failure to produce sufficient quantities of our product candidates could delay their development, result in supply shortages for our patients, result in lost revenue, if any, and diminish our potential profitability, which may lead to lawsuits or could delay the introduction of our product candidates to the market.

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

The third parties upon whom we rely for the supply of the drug substance and drug product used in our lead product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The drug substance and drug product used in rilonacept, mavrilimumab and KPL-716 are supplied to us from single-source suppliers. For example, although Regeneron has been producing rilonacept for over ten years, they have a contractual right to be our sole source manufacturer of the product, unless they have a persistent failure to satisfy our supply needs. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug substance and drug product for these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason.

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

Establishing additional or replacement suppliers for the drug substance and drug product used in our product candidates, if required, may not be accomplished quickly and can take several years, if at all. Furthermore, despite our efforts, we may be unable to procure a replacement supplier or do so on commercially reasonable terms, which could have a material adverse impact upon our business. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the drug substance and drug product used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such drug substance and drug product from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

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

We and our CROs will be required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that, upon inspection, the FDA or comparable foreign regulatory authorities will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so when required can result in fines, adverse publicity and civil and criminal sanctions.

Although we have and intend to continue to design the clinical trials for our product candidates, CROs will conduct all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•have staffing difficulties;

•fail to comply with contractual obligations;

•experience regulatory compliance issues;

•undergo changes in priorities or become financially distressed; or

•form relationships with other entities, some of which may be our competitors.

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

We may seek collaboration arrangements for the commercialization, or potentially for the development, of certain of our product candidates depending on the merits of retaining commercialization rights for ourselves or developing the product candidates ourselves as compared to entering into collaboration arrangements. We will face, to the extent that we decide to enter into collaboration arrangements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us. In addition, our right to grant a sublicense of intellectual property licensed to us under certain of our current agreements requires the consent of the applicable licensor.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include risks that:

•collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;

•a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;

•collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•collaborations may be terminated, and, if terminated, this may result in a need for additional capital to pursue further development or commercialization of the applicable current or future product candidates;

•collaborators may own or co-own intellectual property covering products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property, and even if we are able to license such exclusive rights, we may have to enter into a license agreement that include obligations to make milestone, royalty or other payments under such agreement;

•disputes may arise with respect to the ownership of any intellectual property developed pursuant to our collaborations; and

•a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

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

While we are not aware of any therapies currently approved or actively continuing clinical trials in recurrent pericarditis, there is one currently marketed product that modulates the signaling of IL-1α and IL-1β, anakinra (KINERET), and one currently marketed product that modulates the signaling of IL-1β, canakinumab (ILARIS). There are other therapies which modulate IL-1α and IL-1β in various stages of clinical development for diseases other than recurrent pericarditis from companies that include AbbVie, Inc., or AbbVie, XBiotech Inc. and Handok Inc. We expect mavrilimumab, if approved, to experience competitive pressure from tocilizumab (ACTEMRA), which was approved in 2017 for use in GCA in combination with glucocorticoids. Additional competition may be experienced from upadacitinib from AbbVie, which is expected to start enrollment for a Phase 3 GCA study in December 2018. In addition, Eli Lilly and Company is conducting clinical trials in GCA for baricitinib, and Sanofi S.A. and Regeneron intend to initiate a Phase 3 clinical trial in GCA for sarilumab (KEVZARA) in 2018. Furthermore, Janssen’s ustekinumab (STELARA) is being trialed in two small studies for GCA. KPL-716, if approved for atopic dermatitis, will face competitive pressure from dupilumab (DUPIXENT), which is approved to treat atopic dermatitis. KPL-716 may face additional competition from several systemically administered products currently in development for atopic dermatitis including upadacitinib, PF-04965842, ANB-020, nemolizumab, baricitinib, ASn002, GBR-830, ZPL-389, PF-06817024, MEDI9314, MOR106, ARGX-112, tralokinumab and lebrikizumab. Multiple therapies are in development for prurigo nodularis and any that receive FDA approval for this indication will be likely competitors to KPL-716. These products include nemolizumab, serlopitant and nalbuphine ER.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel is also critical to our success. The failure to recruit, or the loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

We need to continue to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

We expect to continue to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, certain employees may need to perform activities that are beyond their regular scope of work, and we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Patents may be eligible for limited patent term extension in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. Similar patent extensions exist in the European Union and Japan, subject to the applicable laws in those jurisdictions. We may not receive an extension if we fail to apply within applicable deadlines or fail to apply prior to expiration of relevant patents. For example, no patent term extension was obtained in the United States following the FDA’s approval of rilonacept for the treatment of CAPS, and the deadline for applying for such extension has passed.  Accordingly, patent term extension in the United States based on the FDA’s approval of rilonacept for CAPS, or any other indication for which the FDA may grant approval in the future, is unavailable. Further, while patent term extension was awarded for relevant patents in certain European countries following the EMA’s approval of rilonacept for the treatment of CAPS, in 2012 the marketing authorization for CAPs was withdrawn.  Patent term extensions may no longer be in effect or available, subject to the applicable laws in those countries and as well as other factors, such as whether a MA for rilonacept is reissued and whether such reissuance is prior to the expiration of the patent’s natural 20-year patent term. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner, impacting our revenue.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in-licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product candidate. For example, the patents covering rilonacept as a composition of matter have a term that expires in 2019 in the United States, not including patent term adjustment, and in 2023 in Europe, not including any patent term extensions. As a result, our owned and in-licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, we expect to rely on regulatory exclusivity for our product candidates, such as orphan drug exclusivity, which generally grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe. While, we expect to pursue orphan drug designation for rilonacept in the United States for the treatment of recurrent pericarditis, we may not be successful in obtaining such designation or we may not be able to maintain the benefits of the designation. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. See “— We may seek orphan drug designation for some of our product candidates and we may be unsuccessful, or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for any product candidate for which we obtain orphan drug designation.”

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

In addition, we may in the future be subject to claims by our or our licensors’ former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed, respectively, on our or their behalf. Although we generally require all of our employees and consultants and any other partners or collaborators who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we or our licensors have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

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

We are currently a party to a number of license and acquisition agreements of importance to our business and to our current product candidates, and we expect to be subject to additional such agreements in the future. Disputes may arise between us and any of these counterparties regarding intellectual property subject to and each parties’ obligations under such agreements, including:

•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;

•the scope of rights granted under the agreement and other interpretation-related issues;

•our obligations to make milestone, royalty or other payments under those agreements;

•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;

•our right to sublicense patent and other rights to third parties;

•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;

•our right to transfer or assign the license; and

•the effects of termination.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;

•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•our inability to equip medical and sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding applicable diseases and our future products;

•our inability to develop or obtain sufficient operational functions to support our commercial activities; and

•unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Even if the FDA or any other regulatory authority approves the marketing of our product candidates, whether developed on our own or with a collaborator, physicians, healthcare providers, patients or the medical community may not accept or use our product candidates. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue or any profits from operations. The degree of market acceptance of our product candidates will depend on a variety of factors, including:

•the timing of market introduction;

•the number and clinical profile of competing products;

•the potential and perceived advantages of our product candidates over alternative treatments;

•the clinical indications for which our product candidates are approved;

•our ability to provide acceptable evidence of safety and efficacy;

•the prevalence and severity of any side effects;

•product labeling or product insert requirements of the FDA or other regulatory authorities;

•limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;

•relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;

•cost effectiveness, particularly in relation to alternative treatments;

•the effectiveness of our sales, marketing and distribution support;

•availability of adequate coverage, reimbursement and payment from health maintenance organizations and other insurers, both public and private; and

•other potential advantages over alternative treatment methods.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. For example, we plan to advance to a global pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis. Although we do not have immediate plans to pursue the commercialization of rilonacept for recurrent pericarditis outside of the United States, we are evaluating the opportunities for the development and commercialization of our product candidates in certain foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•our customers’ ability to obtain reimbursement for our product candidates in foreign markets;

•our inability to directly control commercial activities because we are relying on third parties;

•the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•import or export licensing requirements;

•longer accounts receivable collection times;

•longer lead times for shipping;

•language barriers for technical training and the need for language translations;

•reduced protection of intellectual property rights in some foreign countries;

•the existence of additional potentially relevant third-party intellectual property rights;

•foreign currency exchange rate fluctuations; and

•the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

•issue warning letters;

•impose civil or criminal penalties;

•suspend or withdraw regulatory approval;

•suspend any of our ongoing clinical trials;

•refuse to approve pending applications or supplements to approved applications submitted by us;

•impose restrictions on our operations, including closing our CMOs’ facilities; or

•seize or detain products, or require a product recall.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The U.S. federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand;

•the U.S. federal False Claims Act and civil monetary penalties laws, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;

•the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•the U.S. federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians and their immediate family members;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and

•analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

•decreased demand for any product candidates that we may develop;

•injury to our reputation and significant negative media attention;

•regulatory investigations that could require costly recalls or product modifications;

•withdrawal of clinical trial participants;

•significant costs to defend the related litigation;

•substantial monetary awards to trial participants or patients;

•loss of potential revenue;

•the diversion of management’s attention away from managing our business; and

•the inability to commercialize any product candidates that we may develop.

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

Other Risks Related to Our Business

We may not be successful in executing our growth strategy to identify, discover, develop, in-license or acquire additional product candidates or technologies, and our growth strategy may not deliver the anticipated results.  We may seek to acquire businesses or undertake business combinations, collaborations, or other strategic transactions but we may not realize the intended benefits of such transactions.

We have acquired and in-licensed our existing product candidates, and we plan to identify new product candidates or technologies that we believe are complementary to our existing product candidates. We may do this through our internal discovery program, or by acquiring the rights to product candidates and technologies through a variety of transactions types, including in-licensing, strategic transactions, mergers or acquisitions. If we are unable to identify, discover, develop, in-license or otherwise acquire and integrate product candidates, or their related companies, in accordance with this strategy, our ability to pursue this component of our growth strategy would be limited.  We cannot assure you that we will be successful in such efforts or that, following any such discovery or transaction, we will be able to realize the intended benefits of it.

Research programs and business development efforts to identify new product candidates and technologies require substantial technical, financial and human resources. We may focus our efforts and resources on potential product candidates, technologies or businesses that ultimately prove to be unsuccessful. In-licensing and acquisitions of technology and/or businesses often require significant payments and expenses and will consume additional resources. We will need to continue to devote a substantial amount of time and personnel to research, develop and commercialize any in-licensed or acquired technology, or integrate any new business, in addition to our efforts on our existing portfolio of programs. Our research programs and business development efforts, including businesses or technology acquisitions, collaborations or licensing attempts, may fail to yield additional complementary or successful product candidates for clinical development and commercialization or successful business combinations for a number of reasons, including, but not limited to, the following:

•our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates or businesses with a high probability of success for development progression;

•we may not be able or willing to assemble sufficient resources or expertise to in-license, acquire or discover additional product candidates and/or acquire businesses or undertake business combinations, collaborations, or other strategic transactions;

•for product candidates we seek to in-license or acquire and/or for businesses we seek to acquire or otherwise or undertake business combinations, collaborations or other strategic transactions with, we may not be able to agree to acceptable terms with the licensor or owner of those product candidates or businesses;

•our product candidates may not succeed in pre-clinical studies or clinical trials;

•we may not succeed in formulation or process development;

•any product candidates to which we acquire the rights or that we discover may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive regulatory approval;

•competitors may develop alternatives that render any product candidates or technologies to which we acquire the rights or that we discover, obsolete or less attractive;

•any product candidates or technologies to which we acquire the rights may be covered by third parties’ patents or other exclusive rights;

•any product candidates or technologies to which we acquire the rights or that we discover may not allow us to leverage our expertise and our development and commercial infrastructure as currently expected;

•the market for any product candidates or technologies to which we acquire the rights or that we discover may change during our program so that such a product or technology may become unreasonable to continue to develop;

•any product candidate to which we acquire the rights or that we discover may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•any product candidate to which we acquire the rights or that we discover may not be accepted as safe and effective by patients, the medical community or third-party payors.

If any of these events occurs, we may not be successful in executing our growth strategy or strategic transactions, and/or our growth strategy or strategic acquisitions may not deliver the anticipated results.

The consummation or performance of any acquisition, business combination, collaboration or other strategic transaction we may undertake in furtherance of our growth strategy, may involve additional risks, such as difficulties in assimilating different cultures, retaining personnel and integrating operations, which may be geographically dispersed, increased costs, exposure to liabilities, incurrence of indebtedness or use a substantial portion of our available cash for all or a portion of the consideration, and/or cause dilution to our existing shareholders if we issue equity securities for all or a portion of the consideration, such as the payment of up to $20 million in a combination of cash and Kiniksa Class A common shares if we exercise our option to acquire all of the outstanding capital stock of Primatope.  If any of these events occurs or we are unable to meet our strategic objectives for any such transaction, we may not be able to achieve the expected benefits for the transaction.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biologic pricing, reduce the cost of prescription drugs and biologics under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs and biologics. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product.  Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Doing business internationally involves a number of risks, including but not limited to:

•multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions;

•employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

•additional potentially relevant third-party patent rights;

•complexities and difficulties in obtaining protection and enforcing our intellectual property;

•difficulties in staffing and managing foreign operations;

•complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

•limits in our ability to penetrate international markets;

•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

•natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease and boycotts;

•curtailment of trade, and other business restrictions;

•certain expenses including, among others, expenses for travel, translation and insurance; and

•regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions.

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

Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders will be decided by the vote of holders of our Class A common shares and Class B common shares. Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. As a result of the multi-class voting structure of our common shares, the holders of our Class B common shares, which consist primarily of our executive officers and certain other members of our senior management, collectively control over a majority of the combined voting power of our common shares and therefore are able to control all matters submitted to our shareholders for approval. As of September 30, 2018, the holders of Class A common shares account for 25.4% of our aggregate voting power and the holders of Class B common shares account for the remaining 74.6% of our aggregate voting power. This concentrated control limits other shareholders’ ability to influence corporate matters and may have an adverse effect on the price of our Class A common shares, including our Class A common shares being undervalued. Holders of our Class B common shares collectively control our management and affairs and the outcome of matters submitted to our shareholders for approval, including the election of directors. These holders may have interests, with respect to their investment, that are different from our other shareholders. In addition, this concentration of ownership might adversely affect certain corporate actions that our other shareholders may view as beneficial, for example, by:

•delaying, deferring or preventing a change of control of us;

•impeding a merger, consolidation, takeover or other business combination involving us; or

•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

As of September 30, 2018, our executive officers and certain other members of our senior management hold substantially all of our Class B common shares. As a result of the Class A common shares and Class B common shares they hold, our executive officers and certain other members of our senior management hold 69.7% of our voting power and have the ability to control the outcome of all matters submitted to our shareholders for approval.

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

As of September 30, 2018, entities managed by Baker Bros. Advisors LP hold 59.7% of our Class A1 common shares and 100% of our Class B1 common shares. Upon 61-days’ prior written notice, these entities could convert their Class A1 common shares and Class B1 common shares into Class A common shares and Class B common shares, which in the aggregate would result in such entities holding over 70% of the voting power of our outstanding share capital.

The price of our Class A common shares is likely to be volatile and fluctuate substantially, which could result in substantial losses for holders of our Class A common shares.

Our share price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, holders of our Class A common shares may not be able to sell their Class A common shares at or above the price at which they purchased such shares. The market price for our Class A common shares may be influenced by many factors, including:

•the results of clinical trials for our product candidates;

•delays in in-licensing or acquiring additional complementary product candidates;

•delays in the commencement, enrollment and the ultimate completion of clinical trials;

•the results and potential impact of competitive products or technologies;

•our ability to manufacture and successfully produce our product candidates;

•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•the level of expenses related to any of our product candidates or clinical development programs;

•variations in our financial results or those of companies that are perceived to be similar to us;

•financing or other corporate transactions, or inability to obtain additional funding;

•failure to meet or exceed expectations of the investment community;

•regulatory or legal developments in the United States and other countries;

•the recruitment or departure of key personnel;

•developments or disputes concerning patent applications, issued patents or other proprietary rights;

•the results of our efforts to discover, develop, acquire or in-license additional product candidates;

•changes in the structure of healthcare payment systems;

•market conditions in the pharmaceutical and biotechnology sectors;

•general economic, industry and market conditions;

•changes in voting control of our executive officers and certain other members of our senior management or affiliates who hold our shares; and

•the other factors described in this “Risk Factors” section.

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

If our Pre-IPO shareholders sell, or indicate an intention to sell, substantial amounts of our Class A common shares in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our Class A common shares could decline. As of September 30, 2018, we have outstanding a total of 15,772,257 Class A common shares, 12,995,954 Class A1 common shares, 4,638,855 Class B common shares and 16,057,618 Class B1 common shares assuming no exercise of options to purchase Class A common shares outstanding as of September 30, 2018. Of these shares, only 9,484,202 are freely tradable, without restriction, in the public market.

Substantially all of our shareholders prior to the IPO have entered into lock-up agreements pertaining to the IPO that restrict their ability to sell or transfer their common shares. The lock-up agreements will expire 180 days from

May 23, 2018. After the lock-up agreements expire, up to an additional 39,980,482 Class A common shares will be eligible for sale in the public market (including Class A common shares issuable upon the conversion of our Class A1 common shares, Class B common shares, and Class B1 common shares). Approximately 27,551,086 of these Class A common shares will be held by our directors, executive officers and certain entities affiliated with our directors, and will, following the expiration of the lock-up, remain subject to certain limitations on sales made by affiliates pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, our Class A1 common shares, Class B common shares and Class B1 common shares automatically convert into Class A common shares upon transfer to non-affiliates. As a result, as of September 30, 2018, up to 33,692,427 of our Class A common shares may be issued upon such transfers and may become eligible for sale in the public market, subject to the lock-up agreements and Rule 144 under the Securities Act. As of September 30, 2018, there were also 5,860,168 of our Class A common shares subject to outstanding options under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If any of these additional Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

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

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Class A common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and a “smaller reporting company” as defined under the rules promulgated under the Securities Act. As an emerging growth company and a smaller reporting company we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies or smaller reporting companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our voting and non-voting common shares that is held by non-affiliates exceeds $700 million as of the prior June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404;

•an exemption from compliance with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements;

•progressively adding to the number of years of audited financial statements required to be included in our periodic reports; and

•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, shareholder approval of any golden parachute payments not previously approved, and having to disclose the ratio of our chief executive officer to the median compensation of our employees.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by nonaffiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements in annual reports and not being required to provide risk factors.

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies and smaller reporting companies. We cannot predict whether investors will find our Class A common shares less attractive if we rely on these exemptions. If some investors find our Class A common shares less attractive as a result, there may be a less active trading market for our Class A common shares and our shares price may be more volatile.

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

Our amended and restated bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions provide for:

•a classified board of directors with staggered three-year terms;

•directors only to be removed for cause;

•an affirmative vote of 662/3% of the voting power of our voting shares for certain “business combination” transactions that have not been approved by our board of directors;

•our multi-class common share structure, which provides our holders of Class B common shares with the ability to significantly influence the outcome of matters requiring shareholder approval, even if they own less than a majority of our outstanding Class A common shares, Class A1 common shares, Class B common shares, and Class B1 common shares;

•restrictions on the time period in which directors may be nominated; and

•our board of directors to determine the powers, preferences and rights of our preferred shares and to issue the preferred shares without shareholder approval.

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

We are organized under the laws of Bermuda. As a result, our corporate affairs are governed by the Companies Act, which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstance in which shareholder derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than those who actually approved it.

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

Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including:

•the jurisdictions in which profits are determined to be earned and taxed;

•the resolution of issues arising from any future tax audits with various tax authorities;

•changes in the valuation of our deferred tax assets and liabilities;

•increases in expenses not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions;

•changes in the taxation of share-based compensation;

•changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

•challenges to the transfer pricing policies related to our structure.

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

We believe we are classified as a controlled foreign corporation for the current taxable year and may be classified as a controlled foreign corporation in future taxable years. Even if we were not classified as a controlled foreign corporation, if our group includes one or more U.S. subsidiaries, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations. If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our common shares, such U.S. Holder may be treated as a “United States shareholder” with respect to us (if we are classified as a controlled foreign corporation) and each controlled foreign corporation in our group (if any). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” or GILTI, and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject such shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether we or any of our non-U.S. subsidiaries, if any, are treated as a controlled foreign corporation or whether such investor is treated as a United States shareholder with respect to any of such controlled foreign corporations. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. U.S. Holders should consult their tax advisors regarding the potential application of these rules to any investment in our common shares.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities, referenced herein as the Tax Reform Act. These changes include, among others, a permanent reduction to the corporate income tax rate, introduction of the GILTI provision, limiting interest deductions, adopting elements of a territorial tax system and introducing certain anti-base erosion provisions. We continue to examine the impact this tax reform legislation may have on our business. The effect of the Tax Reform Act on our business, whether adverse or favorable, is uncertain, and may not become evident for some period of time. U.S. Holders should consult with their legal and tax advisors regarding any such legislation and the potential tax consequences of investing in our common shares.

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

The offer and sale of all of the shares in our IPO inclusive of the underwriters’ over-allotment option were registered under the Securities Act pursuant to a registration statement on Form S‑1 (File No. 333‑224466), which was declared effective by the Securities and Exchange Commission on May 23, 2018, and a registration statement on Form S‑1 to register additional shares (File No. 333‑225159), which was automatically effective upon filing with the Securities and Exchange Commission on May 23, 2018. The IPO commenced on May 14, 2018 and terminated upon the closing of the sale of shares to the underwriters on June 22, 2018 under the underwriters’ over-allotment option. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as joint book-running managers for the IPO and JMP Securities LLC and Wedbush Securities Inc. acted as co-managers of the IPO.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*     Filed herewith

**   Furnished herewith

*** Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINIKSA PHARMACEUTICALS, LTD.

Date: November 6, 2018	By:	/s/ Sanj K. Patel
Sanj K. Patel
Chief Executive Officer and Chairman of the Board of Directors