Form 10-Q
period 2019-03-31
Kiniksa Pharmaceuticals, Ltd.
filed 2019-05-07
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Shares	KNSA	NASDAQ

As of April 30, 2019, there were 54,704,361 common shares outstanding in aggregate, comprised of:

19,011,934 Class A common shares, par value $0.000273235 per share

4,638,855 Class B common shares, par value $0.000273235 per share

14,995,954 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10‑Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward‑looking statements. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected properties, performance and impact on healthcare costs, the expected timeline for achievement of our clinical milestones, the timing of, and potential results from, clinical and other trials, marketing authorization from the FDA or regulatory authorities in other jurisdictions, coverage and reimbursement for procedures using our product candidates, if approved, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward‑looking statements.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements.

In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward‑looking statements contain these identifying words. The forward‑looking statements in this Quarterly Report are only predictions. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward‑looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward‑looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a clinical‑stage biopharmaceutical company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds;
•	our limited operating history;
•	the lengthy and expensive clinical development process with its uncertain outcome and potential for clinical failure or delay;
•	the decision by any applicable regulatory authority whether to clear our product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
•	our ability to anticipate and prevent adverse events caused by our product candidates;
•	our ability to identify, in‑license, acquire, discover or develop additional product candidates;
•	our ability to have our product candidates manufactured;
•	the market acceptance of our product candidates;
•	our ability to timely and successfully develop and commercialize our existing and future product candidates, if approved;
•	physician awareness and adoption of our product candidates;

•	the size of the market for our product candidates;
•	our ability to meet the quality expectations of physicians or patients;
•	our ability to improve our product candidates;
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

Because forward‑looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward‑looking statements as predictions of future events. The events and circumstances reflected in our forward‑looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward‑looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward‑looking statements in this Quarterly Report will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward‑looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward‑looking statements by these cautionary statements.

Industry and other data

Unless otherwise indicated, certain industry data and market data included in this Quarterly Report were obtained from independent third‑party surveys, market research, publicly available information, reports of governmental agencies and industry publications and surveys. All of the market data used in this Quarterly Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We believe that the information from these industry publications and surveys included in this Quarterly Report is reliable.

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$82,629	$71,976
Short-term investments	243,904	235,328
Prepaid expenses and other current assets	8,423	6,446
Total current assets	334,956	313,750
Property and equipment, net	6,190	6,356
Operating lease right-of-use assets	3,347	—
Restricted cash	210	210
Deferred offering costs	—	433
Deferred tax assets	1,456	1,216
Total assets	$346,159	$321,965

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,890	$10,918
Accrued expenses	15,618	16,418
Accrued milestones	13,000	15,000
Operating lease liabilities	1,384	—
Other current liabilities	—	218
Total current liabilities	36,892	42,554
Noncurrent liabilities:
Noncurrent operating lease liabilities	2,239	—
Other long-term liabilities	509	144
Total liabilities	39,640	42,698
Commitments and contingencies (Note 12)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 19,000,408 shares and 15,797,220 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	6	4
Class B common shares, par value of $0.000273235 per share; 4,638,855 shares and 4,638,855 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Class A1 common shares, $0.000273235 par value; 14,995,954 shares and 12,995,954 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4	4
Class B1 common shares, $0.000273235 par value; 16,057,618 shares and 16,057,618 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	566,542	473,483
Accumulated other comprehensive income (loss)	8	(4)
Accumulated deficit	(260,046)	(194,225)
Total shareholders’ equity	306,519	279,267
Total liabilities and shareholders’ equity	$346,159	$321,965

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses:
Research and development	$59,253	12,630
General and administrative	8,394	3,710
Total operating expenses	67,647	16,340
Loss from operations	(67,647)	(16,340)
Interest income	1,809	305
Loss before benefit for income taxes	(65,838)	(16,035)
Benefit for income taxes	17	53
Net loss	$(65,821)	$(15,982)
Net loss per share attributable to common shareholders—basic and diluted	$(1.27)	$(6.45)
Weighted average common shares outstanding—basic and diluted	51,758,353	2,478,903
Comprehensive loss:
Net loss	$(65,821)	$(15,982)
Other comprehensive income:
Unrealized gain on short-term investments	12	—
Total other comprehensive income	12	—
Total comprehensive loss	$(65,809)	$(15,982)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Shares		Common Shares		Additional	Accumulated		Total
	(Series A, B and C)		(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018			49,489,647	$13	$473,483	$(4)	$(194,225)	$279,267
Issuance of Class A common shares upon completion of follow-on offering, inclusive of the over-allotment option exercise, net of underwriting discounts and commissions and offering costs	—	—	2,816,110	2	48,474	—	—	48,476
Issuance of Class A1 common shares upon completion of private placement, net of underwriting discounts and commissions and offering costs	—	—	2,000,000	—	34,511	—	—	34,511
Class A common shares issued or to be issued in connection with the acquisition of all issued and outstanding equity securities of Primatope Therapeutics, Inc.	—	—	337,008	—	7,000	—	—	7,000
Exercise of options	—	—	50,070		181	—	—	181
Share-based compensation expense	—	—	—	—	2,893	—	—	2,893
Unrealized gain on short-term investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(65,821)	(65,821)
Balances at March 31, 2019	—	—	54,692,835	$15	$566,542	$8	$(260,046)	$306,519

	Convertible Preferred Shares		Common Shares		Additional	Accumulated		Total
	(Series A, B and C)		(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2017	22,885,492	119,770	4,288,329	$1	$1,289	$—	$(90,998)	$(89,708)
Issuance of Series C convertible preferred shares, net of issuance costs of $9,178	12,784,601	190,822	—	—	—	—	—	—
Exercise of options	—	—	4,574	—	17	—	—	17
Share-based compensation expense	—	—	—	—	558	—	—	558
Net loss	—	—	—	—	—	—	(15,982)	(15,982)
Balances at March 31, 2018	35,670,093	310,592	4,292,903	$1	$1,864	$—	$(106,980)	$(105,115)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(65,821)	$(15,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	471	8
Share-based compensation expense	2,893	558
Class A common shares issued or to be issued as consideration for Primatope	7,000	—
Loss on disposal of property and equipment	—	66
Non-cash rent expense	—	30
Accretion of discounts on short-term investments	(846)	—
Deferred income taxes	(240)	(140)
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	(1,210)	204
Accounts payable	(3,343)	1,091
Accrued expenses and other liabilities	(376)	(807)
Accrued milestones	(2,000)	—
Operating lease liabilities	(293)	—
Other long-term liabilities	509	—
Net cash used in operating activities	(63,256)	(14,972)
Cash flows from investing activities:
Purchases of property and equipment	(1,561)	(75)
Purchases of short-term investments	(181,807)	—
Proceeds from the maturities of short-term investments	174,090	—
Net cash used in investing activities	(9,278)	(75)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred shares, net of issuance costs	—	190,822
Proceeds from issuance of Class A common shares from follow-on offering, net of underwriting commissions and discounts, inclusive of the over-allotment option exercise	48,595	—
Proceeds from issuance of Class A1 common shares from private placement, net of underwriting commissions and discounts	34,511	—
Payments of offering costs	(100)	(29)
Proceeds from exercise of options and employee share purchase plan	181	17
Net cash provided by financing activities	83,187	190,810
Net increase in cash and cash equivalents and restricted cash	10,653	175,763
Cash and cash equivalents and restricted cash at beginning of period	72,186	45,660
Cash and cash equivalents and restricted cash at end of period	$82,839	$221,423

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses and accounts payable	$19	$1,579
Property and equipment included in accrued expenses and accounts payable	$37	$—

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1.           Nature of the Business and Basis of Presentation

Kiniksa Pharmaceuticals, Ltd. (the “Company”) is a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. The Company was incorporated in July 2015 as a Bermuda exempted company. The Company has a pipeline of product candidates across various stages of development, focused on autoinflammatory and autoimmune conditions.

The Company is subject to risks and uncertainties common to early‑stage companies in the biotechnology industry. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable.  The Company does not currently generate revenue from sales of any products, and it may never be able to develop or commercialize a marketable product. The Company has not yet successfully completed any Phase 3 or other pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial‑scale drug, or conducted sales and marketing activities. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”), Kiniksa Pharmaceuticals (Germany) GmbH (“Kiniksa Germany”) and Primatope Therapeutics, Inc. (“Primatope”), after elimination of all significant intercompany accounts and transactions.

In assessing the consolidation requirement for variable interest entities (“VIEs”), the Company focuses on identifying whether it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. In the event that the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE would be included in the Company’s consolidated financial statements.  At December 31, 2018 and during the year then ended and at March 31, 2019 and during the three months then ended, the Company was not the primary beneficiary of a VIE.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Reporting and Functional Currency

The financial results of the Company's global activities are reported in U.S. dollars (“USD”) and its foreign subsidiaries generally utilize their respective local currency to be their functional currency.

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

For the Company’s foreign subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resulting translation adjustments are reported as a component of accumulated other comprehensive loss within shareholders' equity (deficit).

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019 and the results of its operations for the three months ended March 31, 2019 and 2018 and its cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

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

Initial Public Offering

On May 23, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its Class A common shares (the “IPO”) was declared effective by the Securities and Exchange Commission (“SEC”).  On May 29, 2018, the Company completed the IPO of 8,477,777 Class A common shares at a public offering price of $18.00 per share for gross proceeds of $152,600. In addition, on June 22, 2018, the Company completed the sale of 1,006,425 Class A common shares to the underwriters of the IPO following the exercise in part of their over-allotment option to purchase additional shares at a public offering price of $18.00 per share for gross proceeds of $18,116. The aggregate net proceeds to the Company from the IPO, inclusive of the over-allotment option exercise, was $155,536 after deducting underwriting discounts and commissions and other offering costs.

Upon the closing of the IPO, all convertible preferred shares then outstanding automatically converted into 5,546,019 Class A common shares, 1,070,502 Class B common shares, 12,995,954 Class A1 common shares and 16,057,618 Class B1 common shares. In connection with the closing of the IPO, the Company amended and restated its bye-laws (the “Amended & Restated Bye-Laws”).

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Follow-on Offering and Private Placement

On February 4, 2019, the Company completed a follow-on offering of 2,654,984 Class A common shares at a public offering price of $18.26 and a concurrent private placement of 2,000,000 Class A1 common shares at an offering price of $18.26 per share for aggregate gross proceeds of $85,000.  In addition, on March 1, 2019, the Company completed the sale of 161,126 Class A common shares to the underwriters of the follow-on offering following the exercise in part of their over-allotment option to purchase additional shares at a public offering price of $18.26 per share for gross proceeds of $2,942.  The aggregate net proceeds to the Company from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $82,985 after deducting underwriting discounts and commissions and other offering costs

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2019, the Company had an accumulated deficit of $260,046. During the three months ended March 31, 2019, the Company incurred a net loss of $65,821 and used $63,256 of net cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2019, the Company had cash, cash equivalents and short-term investments of $326,533.

Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At March 31, 2019 and December 31, 2018, cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market funds and cash on deposit at commercial banks.

Short-Term Investments

The Company generally invests its excess cash in money market funds and short-term investments in U.S. Treasury notes. Such investments included in short-term investments on the Company's consolidated balance sheets are considered available-for-sale debt securities and are reported at fair value with unrealized gains and losses included as a component of shareholders’ equity (deficit). Realized gains and losses, if any, on short-term investments are included in interest income (expense), net.

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

(Unaudited)

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. At March 31, 2019 and December 31, 2018, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions.  The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits.  The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Restricted Cash

In conjunction with the Company’s lease agreement entered into in March 2018 (see Note 5), the Company maintains a letter of credit for the benefit of the landlord. As of March 31, 2019, the underlying cash balance of $210 securing this letter of credit, was classified as non‑current in its consolidated balance sheet.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which set forth the principles for recognition, measurement, presentation and disclosure of lease arrangements to enhance the transparency and comparability of financial reporting related to the arrangements. ASU 2016-02, including subsequently issued amendments, is collectively referred to as Accounting Standards Codification, Leases (Topic 842) (“ASC 842”). The Company adopted the new standard on January 1, 2019 using the modified retrospective transition approach as applied to leases existing as of the adoption date.  The standard will be applied to all leases entered into after the initial adoption date.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a “lease” as defined by ASC 842. A lease is an arrangement, or part of an arrangement, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company determines if the arrangement conveys the right to control the use of an identified asset for a period of time. It assesses throughout the period of use whether the Company has both of the following (1) the right to obtain substantially all of the economic benefits from use of the identified asset and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the arrangement are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use (“ROU”) assets and lease liabilities are recognized at lease commencement date based on the present value of the minimum future lease payments.

Most leases with a term greater than one year are recognized on the balance sheet as ROU assets with corresponding lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize leases with a term of one year or less on its balance sheet. Operating leases, ROU assets and their corresponding lease liabilities are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the ROU assets may be required for items such as incentives received. The interest rate implicit in lease arrangements is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASU 2016-02, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.); then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is required, certain practical expedients are available. Companies may elect the practical expedient to not separate lease and non-lease components. In which case, the Company would account for each lease component and the related non-lease component together as a single component. The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the arrangement consideration to the lease component only. The lease component results in an operating right-of-use asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, share‑based compensation expense, allocated facility‑related and depreciation expenses, third‑party license fees and external costs of outside vendors engaged to conduct pre-clinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non‑refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

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

The fair value of each restricted share award is estimated on the date of grant based on the fair value of the Company’s Class A common shares or Class B common shares on that same date. The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the award, the risk-free interest rate, and expected dividends (see Note 9).  Prior to May 2018, the Company was a private company and, accordingly, lacks company-specific historical and implied volatility information for its shares. Therefore, it estimates its expected share price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2019, the Company’s only element of other comprehensive loss was unrealized gain on short-term investments. For the three months ended March 31, 2018, there was no difference between net loss and comprehensive loss.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

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

Prior to the closing of the IPO, when the Company’s convertible preferred shares converted to common shares, the Company's convertible preferred shares contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, for periods in which the Company reported a net loss attributable to common shareholders, such losses were not allocated to convertible preferred shareholders.  In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three months ended March 31, 2019 and 2018.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02,  Leases. The standard, including subsequently issued amendments, collectively referred to as ASC 842, established principles of recognition, measurement, presentation and disclosure of lease arrangements applicable to lessees and lessors in order to enhance the transparency and compatibility of financial reporting related to the arrangements, including with respect to the amount, timing and uncertainty of cash flows arising from a lease. The Company adopted new accounting guidance regarding the accounting for leases as of January 1, 2019 using a modified retrospective transition approach that was applied to leases existing as of, or entered into prior to, January 1, 2019.  See Note 2, Summary of Significant Accounting Policies, “Leases” for a discussion of the Company’s policy with respect to this standard and Note 5, “Leases” for a discussion of the Company’s adoption of this standard and its impact on its consolidated financial statements and related disclosures.

Upon the adoption of ASC 842, the Company recorded operating lease right-of-use assets of $3,682 and operating lease liabilities of $3,917 for its leases which were in effect and had commenced prior to January 1, 2019 and had original lease terms of more than 12 months.

3.           Fair Value of Financial Assets and Liabilities

Short-term investments as of March 31, 2019 and December 31, 2018 consisted of U.S. Treasury notes which investments are each due within six months of such respective period.  As of March 31, 2019 and December 31, 2018, the fair value of short-term investments was $243,904 and $235,328, respectively.  As of March 31, 2019, the amortized

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

cost was $243,896 and gross unrealized gain was $8.  As of December 31, 2018, the amortized cost was $235,332 and gross unrealized loss was $4.

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	5,273	—	—	5,273
Cash equivalents — U.S. Treasury notes	—	35,675	—	35,675
Short-term investments — U.S. Treasury notes	—	243,904	—	243,904
	$5,483	$279,579	$—	$285,062

	Fair Value Measurements
	as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	29,721	—	—	29,721
Cash equivalents — U.S. Treasury notes	—	15,634	—	15,634
Short-term investments — U.S. Treasury notes	—	235,328	—	235,328
	$29,931	$250,962	$—	$280,893

During the periods ended March 31, 2019 and December 31, 2018 there were no transfers between Level 1, Level 2 and Level 3.

The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company's cash equivalents and short-term investments as of March 31, 2019 and December 31, 2018 also consisted of U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

4.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2019	2018
Furniture, fixtures and vehicles	$91	$91
Computer hardware and software	268	249
Leasehold improvements	3,225	2,676
Lab equipment	3,326	3,107
Construction in progress	70	552
Total property and equipment	6,980	6,675
Less: Accumulated depreciation	(790)	(319)
Total property and equipment, net	$6,190	$6,356

Construction in progress is primarily comprised of leasehold improvements and lab equipment which the Company anticipates will be placed into service by the end of 2019.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Depreciation expense was $471 and $8 during the three months ended March 31, 2019 and 2018, respectively.

5.           Leases

Kiniksa US leases office and laboratory space under operating leases.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the Company’s adoption of ASC 842, the Company will combine lease and non-lease components. Kiniksa US’s leases have remaining lease terms of up to 3 years.

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

On March 13, 2018, Kiniksa US entered into an operating lease in Lexington, Massachusetts for office and laboratory space that comprises the new headquarters for Kiniksa US and on June 26, 2018, Kiniksa US entered into an amendment to the lease expanding the rentable space to a total of 27,244 square feet. On November 7, 2018, Kiniksa US entered into an amendment (the “Third Amendment”) to the lease expanding the rentable space to a total of 55,924 square feet which will be occupied in phases through December 2019. The lease expires on July 31, 2021. Monthly lease payments include base rent, as well as, ancillary charges such as the share of operating expenses and real estate taxes. Base rent under the Third Amendment increased from $73 to $101 as of January 1, 2019 and from $101 to $110 as of February 1, 2019.  Base rent will increase up to $138 by the earlier of occupation of certain additional expansion space or in December 2019.

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

For the three months ended March 31, 2019, the components of lease cost consisted of operating lease costs and variable lease costs of $401 and $22, respectively.  As of March 31, 2019, the weighted-average lease term was 2.21 years and the discount rate was 7.16%.

Maturities of operating leases liabilities were as follows:

As of March 31, 2019
2019	$1,137
2020	1,821
2021	972
2022 and thereafter	—
Total future minimum lease payments	$3,930
Less imputed interest	(307)
Present value of lease liabilities	$3,623

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Prior to the adoption of the new lease accounting standard, undiscounted future minimum rents payable as of December 31, 2018 under non-cancelable leases with the initial term exceeding one year were as follows:

As of December 31, 2018
2019	$1,394
2020	1,821
2021	972
2022 and thereafter	—
Total future minimum lease payments	$4,187

6.           Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2019	2018
Accrued employee compensation and benefits	$2,910	$5,678
Accrued research and development expenses	11,490	9,656
Accrued legal and professional fees	1,218	994
Other	—	90
	$15,618	$16,418

7.           Convertible Preferred Shares

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

In May 2018, upon the completion of the IPO (which qualified as a “Qualified IPO” under the Company’s bye-laws, as amended and restated), all of the outstanding Preferred Shares were converted into 5,546,019 Class A common shares, 1,070,502 Class B common shares, 12,995,954 Class A1 common shares and 16,057,618 Class B1 common shares in accordance with the Company’s bye-laws, as amended and restated.  In connection with the completion of the

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

IPO in May 2018, the Company adopted the Amended & Restated Bye-Laws to, among other things, authorize the issuance of undesignated preferred shares. As of March 31, 2019, no preferred shares were designated or issued.

Prior to the conversion to common shares, the holders of the Preferred Shares had the following rights and preferences:

Voting

The holders of Preferred Shares were entitled to vote, together with the holders of common shares, on all matters submitted to shareholders for a vote. The holders of Series A preferred shares were entitled to the number of votes per Series A preferred share equal to the number of whole Class B common shares into which the Series A preferred shares were convertible at the time of such vote (which was ten votes for each Class B common share). The holders of Series B preferred shares were entitled to the number of votes per Series B preferred share equal to the number of whole Class A common shares into which the Series B preferred shares were convertible at the time of such vote (which was one vote for each Class A common share). The holders of Series C preferred shares were entitled to the number of votes per Series C preferred share equal to the number of whole Class A common shares into which the Series C preferred shares were convertible at the time of such vote (which was one vote for each Class A common share). Except as provided by law or by the other provisions of the Company’s bye-laws, holders of Preferred Shares voted together with the holders of common shares as a single class.

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

Conversion

Each Series A preferred share was convertible, at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, in such manner as permitted by Bermuda law, into such number of fully paid and non-assessable Class B common shares determined by dividing the Series A Original Issue Price by the Series A Conversion Price (as defined below) in effect at the time of conversion. Each Series B preferred share was convertible, at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, in such manner as permitted by Bermuda law, into such number of fully paid and non-assessable Class A common shares determined by dividing the Series B Original Issue Price by the Series B Conversion Price (as defined below) in effect at the time of conversion. Each Series C preferred share was convertible, at the option of the holder, at any time and from time to time, and without the payment of additional consideration by the holder thereof, in such manner as permitted by Bermuda law, into such number of fully paid and non-assessable Class A common shares determined by dividing the Series C Original Issue Price by the Series C Conversion Price (as defined below) in effect at the time of conversion.

At the time of the IPO: the Series A Original Issue Price and Series A Conversion Price were equal to $4.6707; the Series B Original Issue Price and Series B Conversion Price were equal to $6.9475; and the Series C Original Issue Price and Series C Conversion Price were equal to $15.6438. Accordingly, each Series A preferred share was convertible into one Class B common share, each Series B preferred share was convertible into one Class A common share and each Series C preferred share was convertible into one Class A common share.

Further, upon either (i) the closing of the sale of Class A common shares or Class B common shares to the public at a price of at least $15.6438 per share (subject to appropriate adjustment in the event of any share dividend, share split, combination or other similar recapitalization with respect to the applicable class of common shares) in an initial public offering resulting in at least $100,000 of gross proceeds to the Company (a “Qualified IPO”) or (ii) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of a majority of the outstanding Preferred Shares, voting together as a single class on an as if converted to Class A common shares basis, all outstanding Series A preferred shares would automatically be converted, in such manner as permitted pursuant to

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Bermuda law, into Class B common shares at the then effective conversion rate, and all outstanding Series B and Series C preferred shares would automatically be converted, in such manner as permitted pursuant to Bermuda law, into Class A common shares at the then effective conversion rate. Notwithstanding the foregoing, in the event of a mandatory conversion of preferred shares as a result of a Qualified IPO, (a) holders of Series A preferred shares could have elected to receive Class B1 common shares in lieu of Class B common shares and (b) holders of Series B and Series C preferred shares could have elected to receive Class A1 common shares in lieu of Class A common shares.

Dividends

The holders of the Preferred Shares were entitled to receive noncumulative dividends when and if declared by the Company’s board of directors. The Company was not permitted to declare, pay or set aside any dividends on any other class or series of shares of the Company, other than dividends on common shares payable in common shares, unless the holders of the Preferred Share first received, or simultaneously received, a dividend on each outstanding Preferred Share equal to (i) in the case of a dividend on any class of common shares or any class or series was convertible into common shares, that dividend per Preferred Share as would have equaled the product of (a) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common shares and (b) the number of common shares issuable upon conversion of a share of the applicable series of Preferred Shares, or (ii) in the case of a dividend on any class or series that was not convertible into common shares, at a rate per Preferred Share determined by (a) dividing the amount of the dividend payable on each share of such class or series of shares by the original issue price of such class or series (subject to appropriate adjustment in the event of any bonus share, share dividend, share split, combination of or other similar recapitalization with respect to such class or series) and (b) multiplying such fraction by an amount equal to the applicable Series A, Series B or Series C Original Issue Price. No cash dividends were declared or paid on the Preferred Shares.

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

If upon any such liquidation, dissolution or winding up of the Company or deemed liquidation event, the assets of the Company available for distribution to its shareholders were insufficient to pay the holders of Preferred Shares the full amount to which they were entitled, the holders of Preferred Shares would have shared ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise have been payable in respect of the shares held by such holders of Preferred Shares upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Unless a majority of the holders of the then outstanding Preferred Shares elected otherwise, a deemed liquidation event included a merger or consolidation (other than one in which shareholders of the Company owned a majority by voting power of the outstanding shares of the surviving or acquiring company or corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of the Company.

Redemption

The Company’s bye-laws, as amended and restated, did not provide redemption rights to the holders of Preferred Shares.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

8.            Common Shares

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

On May 23, 2018, the Company’s registration statement on Form S-1 relating to the IPO was declared effective by the SEC. On May 29, 2018, the Company completed the IPO of 8,477,777 Class A common shares at a public offering price of $18.00 per share for gross proceeds of $152,600. In addition, on June 22, 2018, the Company completed the sale of 1,006,425 Class A common shares to the underwriters of the IPO following the exercise in part of their over-allotment option to purchase additional shares at a public offering price of $18.00 per share for gross proceeds of $18,116. The aggregate net proceeds to the Company from the IPO, inclusive of the over-allotment option exercise, was $155,536 after deducting underwriting discounts and commissions and other offering costs.

In May 2018, upon completion of the IPO (which qualified as a “Qualified IPO” under the Company’s bye-laws, as amended and restated), all outstanding Preferred Shares were converted into 5,546,019 Class A common shares, 1,070,502 Class B common shares, 12,995,954 Class A1 common shares and 16,057,618 Class B1 common shares in accordance with the Company’s bye-laws, as amended and restated.  In connection with the completion of the IPO in May 2018, the Company increased the authorized capital of the Company to $54,647 consisting of 200,000,000 shares of $0.000273235 par value per share and, among other things, amended the description of different classes of shares under the Amended & Restated Bye-Laws.

On February 4, 2019, the Company completed a follow-on offering of 2,654,984 Class A common shares at a public offering price of $18.26 and a concurrent private placement of 2,000,000 Class A1 common shares at an offering price of $18.26 per share for aggregate gross proceeds of $85,000.  In addition, on March 1, 2019, the Company completed the sale of 161,126 Class A common shares to the underwriters of the follow-on offering following the exercise in part of their over-allotment option to purchase additional shares at a public offering price of $18.26 per share for gross proceeds of $2,942.  The aggregate net proceeds to the Company from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $82,985 after deducting underwriting discounts and commissions and other offering costs.

The rights of the holders of the Company’s Class A common shares, Class B common shares, Class A1 common shares and Class B1 common shares are identical, except with respect to voting and conversion, as described below. As of December 31, 2017, the voting, dividend and liquidation rights of the holders of the Company’s common shares were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Shares as set forth above. In May 2018, following the conversion of the Preferred Shares into common shares, the voting, dividend and liquidation rights of the holders of the Company’s common shares were then subject to and qualified by the rights, powers and preferences of the holders of the preferred shares, if any.  As of March 31, 2019, no preferred shares were designated or issued.

Voting

Each Class A common share entitles the holder to one vote on all matters submitted to the shareholders for a vote. Each Class B common share entitles the holder to ten votes on all matters submitted to the shareholders for a vote. Holders of Class A1 common shares and Class B1 common shares have no voting rights. As of December 31, 2017, the holders of Class A and Class B common shares, voting together as a single class, were entitled to elect one director of the Company. The holders of Class A and Class B common shares, voting together as a single class with the holders of the Preferred Shares, were entitled to elect the remaining directors of the Company, except for the two directors of the

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company that the holders of the Preferred Shares, voting together as a single class, were entitled to elect.  In May 2018, following the conversion of the Preferred Shares into common shares, the holders of Class A and Class B common shares, voting together as a single class, are entitled to elect the directors of the Company.

Dividends

Common shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2017, any such dividends would have been subject to the preferential dividend rights of the holders of the Preferred Shares. In May 2018, following the conversion of the Preferred Shares into common shares, any such dividends would be subject to the rights, powers and preferences of any preferred shares that may be issued by the Company.  As of March 31, 2019, no preferred shares were designated or issued. Through March 31, 2019, no cash dividends have been declared or paid.

Conversion

Each Class B common share shall automatically convert into one Class A common share upon certain transfers of such shares by the holder thereof (subject to certain exceptions). Each Class B common share is convertible, at the holder’s election into one Class A common share or one Class B1 common share. Each Class A1 common share is convertible into one Class A common share at the holder’s election. Each Class B1 common share is convertible into one Class A common share or one Class B common share at the holder’s election. There are no conversion rights associated with the Class A common shares.

9.           Share‑Based Compensation

In May 2018, the Company's board of directors and shareholders approved the 2018 Incentive Award Plan (the "2018 Plan"), which became effective on May 23, 2018. The 2018 plan provides for the grant of incentive options, nonqualified options, share appreciation rights, restricted shares, dividend equivalents, restricted share units and other share- or cash- based awards. Upon the effectiveness of the 2018 Plan, the Company ceased granting awards under its 2015 Equity Incentive Plan (as amended, the “2015 Plan” together with the 2018 Plan, the “Plans”).

In May 2018, the Company's board of directors and shareholders approved the 2018 Employee Share Purchase Plan (the "2018 ESPP"), which became effective on May 23, 2018. A total of 670,000 Class A common shares were initially reserved for issuance under the 2018 ESPP.

Options

Stock option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2018	5,960,939	$6.98
Granted	1,379,163	$12.81
Exercised	(50,070)	$2.24
Forfeited	(94,531)	$13.59
Outstanding as of March 31, 2019	7,195,501	$8.05

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of options granted to employees and directors under the Plans during the three months ended March 31, 2019 and 2018 were as follows, presented on a weighted-average basis:

	Three Months Ended
	March 31,
	2019	2018
Risk-free interest rate	2.58%	2.71%
Expected term (in years)	6.25	6.56
Expected volatility	78.18%	75.25%
Expected dividend yield	0%	0%

Share‑Based Compensation

Share‑based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2019	2018
Research and development expenses	$1,187	$202
General and administrative expenses	1,706	356
	$2,893	$558

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

The following table summarizes restricted share activity for the three months ended March 31, 2019:

	Class A		Class B
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted shares outstanding as of December 31, 2018	133,812	$0.000273235	743,407	$0.000273235
Granted	—	—	—	—
Vested	(44,604)	$0.000273235	(223,022)	$0.000273235
Unvested restricted shares outstanding as of March 31, 2019	89,208	$0.000273235	520,385	$0.000273235

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

10.           License and Acquisition Agreements

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

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, including a  milestone payment of $4,000 paid in the year ended December 31, 2017 associated with the achievement of a specified clinical milestone event. Also included is a milestone payment of $10,000 due upon the achievement of a specified clinical milestone event which was met in the three months ended March 31, 2019.  Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the three months ended March 31, 2019, the Company recorded research and development expense of $10,002 primarily related to an accrued milestone associated with the achievement of a specified clinical milestone event due under the Biogen Agreement.  During the three months ended March 31, 2018, the Company recorded research and development expense of $11 in connection with annual maintenance fees for the retained contracts due under the Biogen Agreement.

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

(Unaudited)

business. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use.

Under the Novo Nordisk Agreement, the Company was also required to make a payment of $150 upon completion of the technology transfer by Novo Nordisk. The technology was transferred during the three months ended March 31, 2018 and, as a result, this payment was made and is recorded in the Company's consolidated statement of operations for the three months ended March 31, 2018. In addition, the Company is obligated to make milestone payments upon the achievement of specified clinical, regulatory and initial sales milestones and upon the achievement of annual net sales thresholds, including a payment of $1,000 upon the earlier to occur of a specified regulatory milestone and January 2020, unless the Novo Nordisk Agreement is earlier terminated by either party. As of March 31, 2019 and December 31, 2018, the Company determined that the payment related to the milestone was not probable and, therefore, no amount was recorded in the Company's consolidated statement of operations and comprehensive loss during the three months ended March 31, 2019 and 2018. The Company has also agreed to pay royalties on annual net sales of products licensed under the agreement.

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

The Company did not incur any research and development expense directly related to milestone payments due under the Novo Nordisk Agreement during the three months ended March 31, 2019.  During the three months ended March 31, 2018 the Company recorded research and development expense of $150, in connection with the completion of technology transfer payment due under the Novo Nordisk Agreement.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

In January 2019, the Company exercised the call option and at the closing of the acquisition, Primatope became a wholly owned subsidiary of the Company. In March 2019, the Company acquired all of the issued and outstanding equity securities of Primatope (the “Primatope Acquisition”) in exchange for upfront consideration of $10,000 at closing as well as milestone payments of $5,000 which had been achieved as of the closing date and a milestone of $3,000 which we deemed to be probable and estimable and was accrued for as of March 31, 2019, each paid or payable in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the terms and conditions of the Primatope Agreement. The Primatope Acquisition was accounted for as an asset acquisition as it did not meet the definition of a business.  The Company recorded the upfront payment, milestone payments and the accrued milestone as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use.

During the three months ended March 31, 2019, the Company recorded research and development expense of $18,000 related to the Primatope Acquisition.  The Company did not incur any research and development expense in connection with the Primatope Agreement during the three months ended March 31, 2018.

Beth Israel Deaconess Medical Center License Agreement

As a result of the Primatope Acquisition, the Company acquired the rights to an exclusive license to certain intellectual property rights controlled by Beth Israel Deaconess Medical Center, Inc. to make, use, develop and commercialize KPL-404 (the “BIDMC Agreement”).  Under the BIDMC Agreement, the licensee is obligated to pay an insignificant annual maintenance fee as well as clinical and regulatory milestone payments of up to an aggregate of $1,200.  The licensee is also obligated to pay a low single-digit royalty on annual net sales of products licensed under the agreement.

The Company did not incur any research and development expense in connection with the BIDMC Agreement during the three months ended March 31, 2019.

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

The parties also entered into a clinical supply agreement under which Regeneron agreed to manufacture the developed product during the clinical phase. During the three months ended March 31, 2019 and 2018, the Company

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

recorded research and development expense of $515 and $376 respectively, related to the purchase of drug materials under this agreement.  As of March 31, 2019 and December 31, 2018, the Company has non-cancelable purchase commitments under the clinical supply agreement (see Note 12).

The Regeneron Agreement will expire when the Company is no longer developing or commercializing any licensed product under the Regeneron Agreement. Either party may terminate the agreement upon the other party’s insolvency or bankruptcy or for material breach of the agreement by the other party that remains uncured for 90 days (or 30 days for payment‑related breaches). Regeneron has the right to terminate the agreement if the Company suspends its development or commercialization activities for a consecutive 12-month period or does not grant a sublicense to a third‑party to perform such activities, or if the Company challenges any of the licensed patent rights. The Company may terminate the agreement at any time that is 18 months after the effective date of the agreement with 180 days’ written notice or with one years’ written notice if the Company terminates the agreement following U.S. marketing approval of a rilonacept product developed by the Company. The Company may also terminate the agreement with three month’s written notice.

During the three months ended March 31, 2019 and 2018, the Company recorded research and development expense of $515 and $376, respectively, related to the purchase of drug materials under the clinical supply agreement with Regeneron.   During the three months ended March 31, 2019 and 2018, the Company did not record research and development expense in connection with milestone payments due under the Regeneron Agreement.

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

In exchange for these rights, the Company made an upfront payment of $8,000. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use. In addition, the Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in aggregate for the first two indications, including, a $5,000 pass‑through payment due upon the achievement of a specified clinical milestone event which was met in the fourth quarter of 2018. Also included is a milestone payment of $10,000 due upon the earlier to occur of a specified regulatory milestone and December 31, 2018, unless the MedImmune Agreement is earlier terminated by either party. As of December 31, 2018 and 2017, the Company determined that the payment related to this milestone was probable and, therefore, recognized research and development expense and an accrued milestone of $10,000 during the year ended December 31, 2017. During the three months ended March 31, 2019, the Company made both the $5,000 and $10,000 milestone payments.  In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000 and higher. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double‑digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

(Unaudited)

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

During the three months ended March 31, 2019 and 2018, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

11.         Net Loss per Share

Net Loss per Share Attributable to Common Shareholders

The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, Class A1 and B1 common shares are identical, except with respect to voting rights, transferability and conversion (see Note  8). As the liquidation and dividend rights are identical, losses are allocated on a proportionate basis and the resulting net loss per share attributed to common shareholders will, therefore, be the same for both Class A and Class B common shares on an individual or combined basis.

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss attributable to common shareholders	$(65,821)	$(15,982)
Denominator:
Weighted average common shares outstanding—basic and diluted	51,758,353	2,478,903
Net loss per share attributable to common shareholders— basic and diluted	$(1.27)	$(6.45)

The Company’s unvested restricted common shares have been excluded from the computation of basic net loss per share attributable to common shareholders.

The Company's potentially dilutive securities, which include options, unvested restricted shares and convertible preferred shares, have been excluded from the computation of diluted net loss per share attributable to common shareholders as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2019	2018
Options to purchase common shares	7,195,501	4,702,190
Unvested restricted shares	609,593	1,680,098
Convertible preferred shares	—	35,670,093
	7,805,094	42,052,381

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

12.         Commitments and Contingencies

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non‑contingent payments (see Note 10).

Manufacturing Commitments

The Company entered into agreements with several contract manufacturing organizations to provide pre-clinical and clinical trial materials.  As of March 31, 2019 and December 31, 2018, the Company had committed to minimum payments under these agreements totaling $10,926 and $12,012, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it did not accrue any liabilities related to such obligations in its consolidated financial statements as of March 31, 2019 or December 31, 2018.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited consolidated financial statements and related notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K, or the Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. As a result of many factors, including those factors set forth in the risks identified in Part II-Item 1A “Risk Factors’’ section of this Quarterly Report and our other filings with the Securities and Exchange Commission, or the SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

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

Our lead candidate is rilonacept, an interleukin‑1α, and interleukin‑1β, cytokine trap. We are developing rilonacept for the potential treatment of recurrent pericarditis, a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. We are enrolling a, global, double-blind, placebo‑controlled, randomized‑withdrawal design, pivotal Phase 3 clinical trial of rilonacept in subjects with recurrent pericarditis, named RHAPSODY. We expect top-line results from this trial in the second half of 2020. We also completed enrollment in an open‑label Phase 2 proof‑of‑concept clinical trial in subjects with both symptomatic recurrent pericarditis as well as other patient subsets within pericarditis, including asymptomatic steroid‑dependent subjects with recurrent pericarditis and subjects with post‑pericardiotomy syndrome. We presented interim data from this trial in December 2018 and, in March 2019, we presented additional interim data from the trial at the American College of Cardiology 68th Annual Scientific Session & EXPO 2019. We expect to complete this trial in the second half of 2019.

Mavrilimumab is a monoclonal antibody that antagonizes colony stimulating factor. We are evaluating mavrilimumab for the potential treatment of giant cell arteritis, or GCA, a chronic inflammatory disease of the medium-large blood vessels with an estimated U.S. prevalence of approximately 75,000 to 150,000 patients. We are enrolling a randomized, double‑blind, placebo‑controlled, global Phase 2 proof‑of‑concept trial for the study of mavrilimumab in GCA. We expect top-line data from this trial in the second half of 2020.

KPL‑716 is a monoclonal antibody that simultaneously inhibits the signaling of the cytokines interleukin 31, or IL 31, and oncostatin M, or OSM, by targeting their common receptor subunit, oncostatin M receptor beta. We plan to study KPL‑716 in a variety of pruritic, inflammatory, and fibrotic indications driven by these cytokines. We are enrolling a randomized, double-blind, placebo-controlled, Phase 2a clinical trial of KPL-716 in subjects with prurigo nodularis, a chronic inflammatory skin condition with an estimated U.S. prevalence of approximately 300,000 patients. We expect top-line data from this trial in the first half of 2020. We also plan to initiate an exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus in the first half of 2019. The randomized, double-blind, placebo-controlled trial is designed to identify chronic pruritic conditions where IL‑31 and OSM may be playing a role. We expect top-line data from this study in the second half of 2020. Additionally, in September 2018, we announced interim results from the randomized, double‑blind, placebo‑controlled, single‑ascending‑dose, sequential‑group portion of the Phase 1a/1b clinical trial in healthy volunteers and in subjects with moderate‑to‑severe atopic dermatitis experiencing moderate‑to‑severe pruritus. We have completed enrollment in a 12‑week, repeated single‑dose cohort as an additional part of the Phase 1b portion of the Phase 1a/1b clinical trial in subjects with moderate‑to‑severe atopic dermatitis experiencing moderate‑to‑severe pruritus. The study is designed to provide safety and exploratory data on both pruritus and inflammation disease response markers. We expect top‑line data from this cohort in the second half of 2019.

KPL‑404 is a monoclonal antibody inhibitor of the CD40 co‑stimulatory molecule. We are continuing our pre‑clinical activities with KPL‑404 in T‑cell dependent, B‑cell mediated diseases, and expect to file an investigational new drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for this program in the second half of 2019 and initiate a Phase 1 clinical trial in the first half of 2020. In September 2017, we licensed the right to conduct research and development on KPL‑404 from Primatope Therapeutics, Inc., or Primatope, the company that owned or controlled the intellectual property related to KPL‑404. In March 2019, we acquired all of the issued and outstanding equity securities of Primatope in exchange for upfront consideration of $10.0 million at closing as well as milestone payments of $5.0 million which had been achieved as of the closing date and a milestone of $3.0 million which we deemed to be probable and estimable and was accrued for as of March 31, 2019, each paid or payable in a combination of cash and our Class A common shares (inclusive of escrow and holdback amounts) in accordance with the terms and conditions of our stock purchase option agreement with Primatope, or the Primatope Agreement.

KPL‑045, is a monoclonal antibody inhibitor of the CD30L co‑stimulatory molecule. We are evaluating the progression of KPL-045 pending preclinical data from the program in the context of our portfolio.

Since our inception in 2015, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, acquiring, in‑licensing or discovering product candidates and securing related intellectual property rights and conducting research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet successfully completed any Phase 3 or other pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial‑scale drug, or conducted sales and marketing activities. Upon the completion of our initial public offering, or IPO, in May 2018, inclusive of the over-allotment option exercise, we received net proceeds of $155.5 million.

 On February 4, 2019, we completed a follow-on offering of 2,654,984 Class A common shares at a public offering price of $18.26 per share and concurrent private placement of 2,000,000 Class A1 common shares, at an offering price of $18.26 per share for aggregate gross proceeds of $85.0 million.  In addition, on March 1, 2019, we completed the sale of 161,126 Class A common shares to the underwriters of the follow-on offering following the exercise in part of their over-allotment option to purchase additional shares at a public offering price $18.26 per share for gross proceeds of $2.9 million.  The aggregate net proceeds to us from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $83.0 million after deducting underwriting discounts and commissions and other offering costs.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $65.8 million and $16.0 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $260.0 million. We expect to continue to incur significant operating losses for at least the next several years as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in‑licensing or acquisition of additional product candidates. We expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $326.5 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”  Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Rilonacept	$5,363	$1,223
Mavrilimumab	5,574	278
KPL-716 (1)	16,450	7,215
KPL-404 (2)	19,426	374
KPL-045	1,898	437
Unallocated research and development expenses	10,542	3,103
Total research and development expenses	$59,253	$12,630

(1)

The amount for the three months ended March 31, 2019 includes expense of $10.0 million related to an accrued milestone under our asset purchase agreement with Biogen MA, Inc., or Biogen, associated with the achievement of a specified clinical milestone event.

(2)

The amount for the three months ended March 31, 2019, includes expense of $18.0 million, comprised of upfront consideration of $10.0 million at closing, as well as milestone payments of $5.0 million which had been achieved as of the closing date and a milestone of $3.0 million which we deemed to be probable and estimable and accrued for as of March 31, 2019, each paid or payable in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) all of which related to our acquisition of all the issued and outstanding equity securities of Primatope in accordance with the terms and conditions of the Primatope Agreement.

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

•	the scope, progress, outcome and costs of our pre‑clinical development activities, clinical trials and other research and development activities;
•	establishing an appropriate safety and efficacy profile with IND-enabling and clinical studies;
•	successful patient enrollment in and the initiation and completion of clinical trials;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the FDA;
•	the extent of any required post‑marketing approval commitments to applicable regulatory authorities;
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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$59,253	$12,630	$46,623
General and administrative	8,394	3,710	4,684
Total operating expenses	67,647	16,340	51,307
Loss from operations	(67,647)	(16,340)	(51,307)
Interest income	1,809	305	1,504
Loss before benefit for income taxes	(65,838)	(16,035)	(49,803)
Benefit for income taxes	17	53	(36)
Net loss	$(65,821)	$(15,982)	$(49,839)

Research and Development Expenses

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Rilonacept	$5,363	$1,223	$4,140
Mavrilimumab	5,574	278	5,296
KPL-716	16,450	7,215	9,235
KPL-404	19,426	374	19,052
KPL-045	1,898	437	1,461
Unallocated research and development expenses:
Personnel related (including share-based compensation)	6,424	2,457	3,967
Other	4,118	646	3,472
Total research and development expenses	$59,253	$12,630	$46,623

Research and development expenses were $59.3 million for the three months ended March 31, 2019, compared to $12.6 million for the three months ended March 31, 2018. The increase of $46.7 million was due to an increase in external fees related to our development programs, the primary drivers of the increase included $18.0 million of expense related to the acquisition of all the issued and outstanding equity securities of Primatope in accordance with the terms and conditions of the Primatope Agreement comprised of upfront consideration of $10.0 million paid at closing as well as milestone payments of $5.0 million which had been achieved as of the closing date and an accrued milestone of $3.0 million which we deemed to be probable and estimable as of March 31, 2019, each paid or payable in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the terms and conditions of the Primatope Agreement.  Also, contributing to the increase was $10.0 million related to an accrued milestone under our asset purchase agreement with Biogen associated with the achievement of a specified clinical milestone event.  In addition, we had an increase in external spend for our programs of approximately $11.2 million as well as an increase of $7.4 million in unallocated research and development expenses.

The direct costs for our rilonacept program were $5.4 million during the three months ended March 31, 2019, compared to $1.2 million during the three months ended March 31, 2018, or an increase of $4.2 million.  During the three months ended March 31, 2019, expenses incurred related to our clinical research and development for the start of our global, pivotal Phase 3 clinical trial in recurrent pericarditis as well as for our open-label Phase 2 proof-of-concept clinical trial compared to the three months ended March 31, 2018, in which expenses incurred were primarily related to our clinical research and development for our open-label Phase 2 proof-of-concept clinical trial.

The direct costs for our mavrilimumab program were $5.6 million during the three months ended March 31, 2019, compared to $0.3 million during the three months ended March 31, 2018 or an increase of $5.3 million.  During the three months ended March 31, 2019, expenses incurred related primarily to our global Phase 2 trial in GCA and manufacturing process development related expenses compared to the three months ended March 31, 2018, in which expenses incurred related primarily to preparation for our global Phase 2 trial in GCA, including technology transfer following the acquisition of the program.

The direct costs for our KPL‑716 program were $16.4 million during the three months ended March 31, 2019, compared to $7.2 million during the three months ended March 31, 2018, or an increase of $9.2 million. During the three months ended March 31, 2019, expenses incurred primarily related to an accrued milestone of $10.0 million under our asset purchase agreement with Biogen associated with the achievement of a specified clinical milestone event as well as expenses incurred for our Phase 2a clinical trial in prurigo nodularis including manufacturing and development costs for our clinical drug supply compared to the three months ended March 31, 2018, which related to expenses for our Phase 1a/1b clinical trial and our LOTUS-PN observational study including manufacturing and development costs for our clinical drug supply.

The direct costs for our KPL‑404 program were $19.4 million during the three months ended March 31, 2019, compared to $0.4 million during the three months ended March 31, 2018, or an increase of $19.0 million.  During the three months ended March 31, 2019, expenses incurred primarily related to $18.0 million of expense related to the acquisition of all the issued and outstanding equity securities of Primatope in accordance with the terms and conditions of the Primatope Agreement comprised of upfront consideration of $10.0 million paid at closing as well as milestone payments of $5.0 million which had been achieved as of the closing date and a milestone of $3.0 million which we deemed to be probable and estimable and accrued for as of March 31, 2019, each paid or payable in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the terms and conditions of the Primatope Agreement.  During the three months ended March 31, 2018 expenses incurred related to preclinical research and development, including manufacturing development costs.  The Primatope acquisition was accounted for as an asset acquisition as it did not meet the definition of a business.  We recorded the upfront payment, milestone payments and the accrued milestone as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use.

The direct costs for our KPL‑045 program were $1.9 million during the three months ended March 31, 2019, compared to $0.4 million during the three months ended March 31, 2018, or an increase of $1.5 million.  During the three months ended March 31, 2019, expenses incurred related to preclinical research and development, including manufacturing development costs, compared to the three months ended March 31, 2018, in which expenses incurred related to preclinical research and development as well as a payment related to technology transfer under our agreement with Novo Nordisk A/S, or Novo Nordisk.

Unallocated research and development expenses were $10.5 million for the three months ended March 31, 2019 compared to $3.1 million for the three months ended March 31, 2018. The increase of $7.4 million in unallocated research and development expenses was due to an increase of $4.0 million in personnel-related costs, including share-based compensation, and an increase of $3.4 million in other costs, including operating costs for our laboratory as well as research costs related to potential future programs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for coordinating with CMOs on process development and manufacturing of drug supply and coordinating with CROs on the conduct and oversight of our current and planned clinical trials as well as research studies and development programs for our product candidates. Personnel-related costs for the three months ended March 31, 2019 and 2018 included share-based compensation of $1.2 million and $0.2 million, respectively.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the three months ended March 31, 2019 compared to $3.7 million for the three months ended March 31, 2018. The increase of $4.7 million was primarily due to increases of $3.7 million in personnel-related costs and $1.0 million in professional fees. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions, primarily in our corporate departments, including legal, finance and human resources, as we continued to expand our operations to support the organization and our status as a public company. Personnel-related costs for the three months ended March 31, 2019 and 2018 included share-based compensation of $1.7 million and $0.4 million, respectively. Professional fees increased due to legal costs incurred in connection with maintaining and registering worldwide patents and costs associated with our ongoing business operations, as well as higher accounting, recruiting, market research expenses and other costs incurred due to becoming a public company.

Interest Income

Interest income was $1.8 million for the three months ended March 31, 2019 compared to $0.3 million for the three months ended March 31, 2018. The increase was due to both higher average invested balances and higher interest rates on U.S. Treasury notes.

Benefit for Income Taxes

For the three months ended March 31, 2019 and 2018, we recorded an insignificant benefit for income taxes.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. Prior to the completion of the IPO in May 2018, we funded our operations primarily with proceeds from the sale of preferred shares, from which we had received net proceeds of $310.6 million.

On May 29, 2018, we completed the IPO of 8,477,777 Class A common shares at a public offering price of $18.00 per share for gross proceeds of $152.6 million. In addition, on June 22, 2018, we completed the sale of 1,006,425 Class A common shares to the underwriters of the IPO following the exercise in part of their over-allotment option to purchase additional shares at a public offering price of $18.00 per share, and we issued and sold 1,006,425 Class A common shares for gross proceeds of $18.1 million. The aggregate net proceeds to us from the IPO, inclusive of the over-allotment option exercise, was $155.5 million after deducting underwriting discounts and commissions and other offering costs.

On February 4, 2019, we completed a follow-on offering of 2,654,984 Class A common shares at a public offering price of $18.26 per share and concurrent private placement of 2,000,000 Class A1 common shares at an offering price of $18.26 per share for aggregate gross proceeds of $85.0 million.  In addition, on March 1, 2019, we completed the sale of 161,126 Class A common shares to the underwriters of the follow-on offering following the exercise in part of their over-allotment option to purchase additional shares at a public offering price of $18.26 per share for gross proceeds of $2.9 million.  The aggregate net proceeds to us from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $83.0 million after deducting underwriting discounts and commissions and other offering costs.

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $326.5 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(63,256)	$(14,972)
Net cash used in investing activities	(9,278)	(75)
Net cash provided by financing activities	83,187	190,810
Net increase in cash and cash equivalents and restricted cash	$10,653	$175,763

Operating Activities

During the three months ended March 31, 2019, operating activities used $63.3 million of cash, primarily resulting from our net loss of $65.8 million, partially offset by non-cash charges of $9.3 million and net cash used in by changes in our operating assets and liabilities of $6.7 million. Net cash used in by changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted of a $0.4 million decrease in accrued expenses and a $3.3 million decrease in accounts payable, a $0.3 million decrease in operating lease liabilities, a $1.2 million increase in prepaid expenses and other current assets, partially offset by a $0.5 million increase in other long-term liabilities. The decrease in accrued expenses was due to primarily to a $2.0 million decrease in accrued milestones which consisted of milestone payments of $15.0 million, partially offset by accrued milestones of $13.0 million.  The decrease in accounts payable was primarily due to the timing of vendor invoicing and payments.  The increase in prepaid expenses and other current assets was due to interest receivable and prepaid expenses to CMOs related to manufacturing development and CROs related to our clinical trials.  The decrease in operating lease liabilities is due to monthly payments for our right of use assets.  The increase in other long-term liabilities relates to the portion of consideration to be paid in Class A common shares that was held back in accordance with the terms and conditions of the Primatope Agreement.

During the three months ended March 31, 2018, operating activities used $15.0 million of cash, primarily resulting from our net loss of $16.0 million, partially offset by non-cash charges of $0.5 million and net cash provided by changes in our operating assets and liabilities of $0.5 million.  Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted of a $1.1 million increase in accounts payable and a $0.2 million decrease in prepaid expenses and other current assets, both partially offset by a $0.8 million decrease in accrued expenses.  The increase in accounts payable was due to our increased level of operating activities and the timing of vendor invoicing and payments.  The decrease in prepaid expenses and other current assets was primarily due to a decrease in prepaid expenses to CMOs related to manufacturing development related to our product candidates.  The decrease in accrued expenses was primarily due to a decrease in accrued employee compensation expense related to the payment of the 2017 annual bonus during the three months ended March 31, 2018.

Investing Activities

During the three months ended March 31, 2019 investing activities used $9.3 million of cash, consisting of $1.6 million of purchases of property and equipment and $181.8 million of purchases of short-term investments offset by $174.1 million from proceeds of maturities of short-term investments.

During the three months ended March 31, 2018, investing activities used $0.1 million of cash, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $83.2 million, primarily consisting of net proceeds of $83.0 million from our issuance and sale of Class A common shares in a follow-on public offering, inclusive of the exercise in part of the underwriters’ over-allotment option to purchase additional Class A common shares and concurrent issuance and sale of Class A1 common shares in a private placement, after deduction of underwriting commissions and discounts and other offering costs.

During the three months ended March 31, 2018, net cash provided by financing activities was $190.8 million, consisting of net proceeds from our issuance and sale of Series C preferred shares.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials and pre‑clinical activities of our product candidates. Additionally, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our expenses will also increase as we:

•	continue to conduct our current clinical trials and/or initiate our planned clinical trials, for rilonacept, mavrilimumab, KPL‑716 and KPL-404, as applicable;
•	advance pre‑clinical development of our early‑stage programs;
•	manufacture, or have manufactured on our behalf, our pre‑clinical and clinical drug material and develop processes for late stage and commercial manufacturing;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•

establish a sales, marketing, medical affairs, pricing and reimbursement and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own;

•	hire additional clinical, quality control and scientific personnel;
•

expand our operational, financial and management systems and increase personnel, including personnel globally to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio; and
•	in‑license or acquire other product candidates and technologies or their related businesses, if we determine to do so.

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
•

the costs of future activities, including product sales, medical affairs, marketing, manufacturing, pricing and reimbursement, distribution and compliance, for any of our product candidates for which we receive marketing approval;

•	the costs of manufacturing commercial‑grade product and necessary inventory to support commercial launch;
•	the ability to receive additional non‑dilutive funding, including grants from organizations and foundations;
•	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the extent to which we acquire or in‑license other product candidates, technologies and their related businesses; and
•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2019, there were no material changes outside the ordinary course of our business to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the Annual Report. See Note 12 to our consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” of this Quarterly Report for a discussion of obligations and commitments.

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

During the three months ended March 31, 2019, there were no material changes to our critical accounting policies, other than the adoption of the new leasing standard. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2019, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.Risk Factors.

You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our other filings made with the Securities and Exchange Commission, or SEC. The occurrence of any of the events or developments described below could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Class A common shares could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Capital Needs

We are a biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred losses in each year since our inception in 2015 and anticipate incurring losses for the foreseeable future. To date, we have invested substantially all of our efforts and financial resources in identifying, acquiring, in‑licensing and developing our product candidates, including commencing and conducting clinical trials and providing general and administrative support for these operations. Our future success is dependent on our ability to develop, obtain regulatory approval for and successfully commercialize one or more of our product candidates. We have not yet demonstrated our ability to successfully conduct and complete a Phase 3 or other pivotal clinical trial, obtain regulatory approvals, manufacture a commercial‑scale drug, or conduct sales and marketing activities. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Typically, it takes many years to develop one new drug from the time it is discovered to when it is available for treating patients, and development may cease for a number of reasons. Consequently, predictions about our future success or viability could be more accurate if we had a longer operating history.

We have incurred significant losses related to expenses for research and development and our ongoing operations. Our net losses for the three months ended March 31, 2019 and 2018 were $65.8 million and $16.0 million, respectively. As of March 31, 2019, we had an accumulated deficit of $260.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we:

•

continue our research and pre‑clinical and clinical development of our product candidates, including our global, pivotal Phase 3 clinical trial for rilonacept for the treatment of recurrent pericarditis, named RHAPSODY, our open‑label Phase 2 proof‑of‑concept clinical trial for rilonacept in recurrent pericarditis for which we have completed enrollment, our global Phase 2 clinical trial with mavrilimumab for the treatment of giant cell arteritis, or GCA, our Phase 2a clinical trial with KPL‑716 in prurigo nodularis, and our repeated single‑dose cohort portion of our ongoing Phase 1b clinical trial of KPL‑716 in subjects with atopic dermatitis for which we have completed enrollment;

•

advance the development of our other clinical and pre-clinical programs, including our plans for a randomized, double-blind, placebo-controlled exploratory Phase 2 clinical trial for KPL-716 in diseases characterized by chronic pruritus, our plans to file an investigational new drug application, or IND, for KPL-404 and our evaluation of KPL-045 based on pre-clinical data;

•	initiate other potential additional pre‑clinical studies and clinical trials for our product candidates;

•	increase our manufacturing capabilities or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
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
•

may experience delays or encounter issues with any of the above, including but not limited to failed trials, complex results, safety issues, other regulatory challenges that require longer follow‑up of existing trials, additional major trials or additional supportive trials in order to pursue marketing approval.

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

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings or other sources. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

•

the results from, and the time and cost necessary for, completing our global, pivotal Phase 3 clinical trial for rilonacept in recurrent pericarditis, named RHAPSODY, our global Phase 2 clinical trial for mavrilimumab in GCA, our Phase 2a clinical trial for KPL-716 in prurigo nodularis, our repeated single‑dose cohort portion of our Phase 1b clinical trial of KPL‑716 in subjects with atopic dermatitis, as well as our planned exploratory Phase 2 clinical trial for KPL-716 in diseases characterized by chronic pruritus, the filing of an IND for KPL-404 and our evaluation of KPL-045 based on pre-clinical data;

•	the number, size and type of pre-clinical activities and any additional clinical trials;
•

the costs, timing and outcomes of seeking and potentially obtaining approvals from the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, including the potential for the FDA or comparable regulatory authorities to require that we conduct more studies than those that we currently expect to conduct and the costs of post‑marketing studies or risk evaluation and mitigation strategies, or REMS, that could be required by regulatory authorities;

•

the costs and timing of transferring manufacturing technology to third‑party manufacturers, producing product candidates to support clinical trials and preparing to manufacture mavrilimumab and KPL‑716 on a commercial scale, as well as producing rilonacept in potential new final form configurations;

•

the timing and amount of milestone and other payments we must make under our agreements with Regeneron Pharmaceuticals, Inc., or Regeneron, MedImmune, Limited, or MedImmune, Biogen MA Inc., or Biogen, Novo Nordisk A/S, or Novo Nordisk, and the other third parties from whom we have acquired or in‑licensed our product candidates or from whom we may in the future acquire or in‑license product candidates;

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

•	the time and cost necessary to respond to technological and market developments;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	any product liability or other lawsuits related to our product candidates or any activities;
•	the costs associated with being a public company;
•	our need and ability to hire additional personnel; and
•	the receptivity of the capital markets to financings by biotechnology companies generally and companies with product candidates and technologies such as ours specifically.

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

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through securities offerings or debt financings, or possibly, license and collaboration agreements or research grants. The terms of any financing may adversely affect the holdings or the rights of our shareholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our Class A common shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our shareholders, and may cause the market price of our Class A common shares to decline.

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

We do not currently generate any revenue from sales of any products, and we may never be able to develop or commercialize marketable products. We have three product candidates in various stages of clinical development and two at the pre‑clinical development stage. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them, and they may not be approved. Although rilonacept is approved and marketed for human use for the treatment of cryopyrin-associated periodic syndrome, or CAPS, in the United States by Regeneron, we are studying rilonacept for the treatment of a different indication called recurrent pericarditis, which is currently in a global, pivotal Phase 3 clinical trial, named RHAPSODY, and an open-label Phase 2 clinical trial. Mavrilimumab has been through Phase 2 clinical trials conducted by MedImmune for the treatment of rheumatoid arthritis, or RA, but our global Phase 2 clinical trial with mavrilimumab is for the treatment of GCA. Our third clinical‑stage product candidate, KPL‑716, is being studied in a Phase 2a clinical trial in prurigo nodularis and a Phase 1b clinical trial subjects with atopic dermatitis.  Additionally, we plan to commence an exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus. We also have pre‑clinical product candidates that would need to progress through studies to enable an IND prior to clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. Our assumptions about why these product candidates are worthy of future development and potential approval in these, or any, indications are based on either indirect data primarily collected by other companies or our pre‑clinical and clinical trials.

We have not submitted, and we may never submit marketing applications to the FDA or comparable foreign regulatory authorities for our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if we complete a successful clinical trial. If we do not receive regulatory approvals for one or more of our product candidates, we may not be able to continue our operations.

Each of our product candidates require additional pre‑clinical or clinical development, regulatory approval in one or more jurisdictions, obtaining manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we will be able to generate any revenue from product sales. The success of our product candidates depends upon several factors, including the following:

•

successful completion of pre‑clinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, conducted, where applicable, under the FDA’s Good Laboratory Practice, or GLP, regulations;

•

submission to and acceptance by the FDA of INDs and of clinical trial applications to foreign governmental authorities, for our product candidates to commence planned clinical trials or future clinical trials;

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

•

successful manufacture of sufficient supplies of our product candidates within approved specifications for purity and efficacy from our facility and from our CMOs in order to meet clinical or commercial demand, as applicable;

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

We are enrolling a global, pivotal Phase 3 clinical trial for the treatment of recurrent pericarditis, named RHAPSODY, a global Phase 2 clinical trial with mavrilimumab for the treatment of GCA and a Phase 2a clinical trial with KPL‑716 in prurigo nodularis. We are continuing our open‑label Phase 2 clinical trial for rilonacept for the treatment of recurrent pericarditis and the repeated single‑dose cohort portion of our ongoing Phase 1b clinical trial of KPL‑716 in subjects with atopic dermatitis, each of which has completed enrollment. We also plan to study KPL-716 in an exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus. We are also continuing our pre‑clinical activities with KPL‑404 prior to initiating clinical trials and are evaluating the progression of KPL-045 pending pre-clinical data from the program in the context of our portfolio. Commencing our planned clinical trials is subject to acceptance by the FDA of an IND or an IND amendment, acceptance by European regulatory authorities of a Clinical Trial Application, or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, European regulatory authorities or other applicable regulatory authorities.

Even after we receive and incorporate guidance from these regulatory authorities, such regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant pre‑clinical studies, clinical trials or chemistry, manufacturing and controls, or CMC, data, or disagree or change their position on the acceptability of our trial designs including the proposed dosing schedule, our definitions of the patient populations or the clinical endpoints selected, which may require us to complete additional pre‑clinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect. For example, prior to us licensing mavrilimumab, MedImmune submitted an IND to the FDA to conduct a clinical trial of mavrilimumab in RA, and the FDA issued a clinical hold based on its review of certain effects in the lungs observed in non‑human primates in pre‑clinical toxicity studies. However, following subsequent discussions between MedImmune and the FDA regarding the clinical hold and the availability of additional clinical safety data that MedImmune generated in human clinical trials conducted outside of the United States subsequent to the original IND submission, the FDA acknowledged that the risk-benefit assessment for investigation of mavrilimumab in a clinical trial may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk-benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment options, including refractory RA. MedImmune since withdrew the IND for mavrilimumab for the treatment of RA. We completed our pre‑IND meeting with the FDA and filed an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, which is now active. Based on FDA feedback, we anticipate that to help inform the benefit‑risk profile for the use of mavrilimumab in GCA, we will need to demonstrate the effectiveness and safety of mavrilimumab beyond the 26 weeks of dosing stipulated in our Phase 2 clinical trial, as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses.

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

•	challenges in recruiting and enrolling suitable patients to participate in our clinical trials;
•	amendments to protocols amending study criteria and design;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties, or us to adhere to clinical trial requirements or to perform their obligations in a timely or compliant manner;

•	failure to perform in accordance with the FDA’s good clinical practices requirements, or GCPs, or applicable regulatory guidelines in other countries;
•	patients not completing participation in a clinical trial or return for post‑treatment follow‑up;
•	clinical trial sites or patients dropping out of a clinical trial;
•	participating patients experiencing serious adverse events or undesirable side effects or being exposed to unacceptable health risks;
•	safety issues, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
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
•

clinical trials of our product candidates producing negative or inconclusive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon development programs for our product candidates; and

•

delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

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

Clinical trials must be conducted in accordance with the laws and regulations of the FDA, European Union, or EU, rules and regulations and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. Further, conducting global clinical trials may require that we coordinate among the requirements, regulations or guidelines of regulatory authorities across a number of jurisdictions, including the United States, EU and countries outside of those jurisdictions, which could require that we amend trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials must be conducted with supplies of our product candidates produced under current good manufacturing practice, or cGMP, requirements and other regulations. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with GCP requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the EU and the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non‑EU and non‑U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the EMA, and different standards of diagnosis, screening and medical care.

Further, conducting clinical trials in foreign countries, as we do for certain of our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, including local quality release or in-country testing of product manufactured in a different jurisdiction, as well as political and economic risks relevant to such foreign countries.

We must produce, through third parties, sufficient stable quantities of our product candidates for use in our clinical trials. Any delays in the production of our product candidates may lead to a delay in our clinical trials. If we make manufacturing or formulation changes to our product candidates or change manufacturers or manufacturing processes, we may be unsuccessful in producing the product as compared to the process or manufacturer used in prior clinical trials, and therefore may need to conduct additional trials to bridge our modified product candidates to earlier versions, which could impact the timing of commencing or completing our clinical trials. Moreover, there is no assurance that future clinical trials utilizing a new formulation of a product candidate manufactured by different manufacturers or pursuant to a new process will result in the favorable result, if any, observed in the prior clinical trials of such product candidates. For example, we will need to produce mavrilimumab using different media and feed compared to the processes that were used by MedImmune to develop our existing inventory. Further, we transferred the manufacturing of mavrilimumab to a third party to manufacture mavrilimumab to supply Phase 3 clinical trials and commercialization efforts, if any. This manufacturer may be unsuccessful in producing the product in quantities or quality necessary to support our clinical trials or commercialization efforts, if any, which would delay development of mavrilimumab. In addition, we built manufacturing capabilities to support certain pre‑clinical and early clinical development for our product candidates. We may not be able to produce sufficient quantities of these product candidates or produce them at an acceptable quality, which could delay, prevent or impair our development or commercialization efforts.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may further reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site. Delays in patient enrollment will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

All of our product candidates modulate the immune system and carry risks associated with immunosuppression, including the risk of serious infections and cancer. Some common side effects of rilonacept include, cold symptoms, nausea, stomach pain, diarrhea, numbness or tingly feeling and injection‑site reaction. IL‑1 blockade may interfere with immune response to infections. Serious, life‑threatening infections have been reported in patients taking rilonacept. In our open-label Phase 2 proof-of-concept clinical trial of rilonacept for recurrent pericarditis, the most common adverse events, or AEs, were gastrointestinal disorders and injection site reactions. There was one treatment‑related serious AE which resulted in discontinuation: a skin abscess which responded to medical treatment.

For mavrilimumab, there is a theoretical risk for the development of pulmonary alveolar proteinosis, or PAP. PAP is a rare lung disorder in which surfactant‑derived lipoproteins accumulate excessively within pulmonary alveoli due to loss of GM‑CSF function. The disease can range in severity from a sub‑clinical reduction in diffusion capacity to significant dyspnea during mild exertion. In pre‑clinical studies conducted by MedImmune, certain effects were observed in the lungs of non‑human primates, which led the FDA to issue a clinical hold with respect to MedImmune’s proposed clinical trial in RA. Pre‑clinical data generated to-date suggest mavrilimumab does not reach the lungs in sufficient quantities to induce PAP at clinically relevant doses and human trials thus far have not shown a clinical effect on pulmonary function tests attributable to mavrilimumab. However, if the results of our clinical trials reveal an unacceptable severity and prevalence of these or other side effects, the FDA or applicable foreign regulatory agency may suspend or terminate our clinical trials, or not authorize us to initiate further trials. In addition, if other anti-GM-CSF molecules in development by third parties show these or similar side effects, it could have an impact on the entire class of anti-GM-CSF molecules in development and the applicable regulatory agency may suspend or terminate our clinical trials, or not authorize us to initiate further trials. The FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny or withdraw approval of, any of our product candidates for any or all targeted indications.

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

Prior to our in‑license or acquisition of rilonacept, mavrilimumab, KPL‑716, KPL‑404, and KPL‑045, we were not involved in the development of these product candidates and, as a result, we are dependent on Regeneron, MedImmune, Biogen, Primatope Therapeutics, Inc., or Primatope, and Novo Nordisk having accurately reported the results and correctly collected and interpreted the data from all pre‑clinical and clinical trials conducted prior to our in‑license or acquisition.

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

Positive results from our pre‑clinical studies, and any positive results we may obtain from our early clinical trials of our product candidates or from the clinical trials conducted by the companies from whom we in‑licensed or acquired or may in the future in‑license or acquire our product candidates, may not necessarily be predictive of the results from any required later pre‑clinical studies and clinical trials. Similarly, even if we are able to complete our planned pre‑clinical studies or clinical trials of our product candidates, the positive results from the pre‑clinical studies and clinical trials of our product candidates may not be replicated in our subsequent pre‑clinical studies or clinical trial results. The mechanisms of action of our product candidates may not prove to be safe or effective to treat the diseases that we are studying. Further, the safety and efficacy of our product candidates have not been established for the indications in which we are developing them, and we cannot provide any assurance that their development will be successful. For example, although rilonacept is FDA approved for the treatment of CAPS, and mavrilimumab has been studied in Phase 2 clinical trials for the treatment of RA, their safety and efficacy have not been determined in the indications we are pursuing, recurrent pericarditis or GCA, respectively, and each may fail to receive regulatory approval for those indications.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late‑stage clinical trials after achieving positive results in early‑stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, pre‑clinical findings made while clinical trials were underway or safety or efficacy observations made in pre‑clinical studies and clinical trials, including previously unreported AEs. Moreover, pre‑clinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in pre‑clinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. Furthermore, the approval policies or regulations of the FDA or the applicable foreign regulatory agencies may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or any foreign regulatory agencies delaying, limiting or denying approval of our product candidates.

Interim, “top‑line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top‑line” or preliminary data from our clinical trials. For example, in March 2019, we released interim data from the open‑label Phase 2 proof‑of‑concept clinical trial of rilonacept in recurrent pericarditis. Preliminary, “top-line” and interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary, “top-line” and interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, interim, “top-line” and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary, “top-line” or interim data and final data could significantly harm our business prospects.

Regulatory approval processes are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. We have not received approval or clearance to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval or clearance. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and may need to rely on third‑party CROs and regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive pre‑clinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the biologic manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. The FDA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. In addition to the United States, we may seek regulatory approval to commercialize our product candidates in foreign countries. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions.

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

•

the FDA or comparable foreign regulatory authority could require us to collect additional data or conduct additional clinical studies, for example, based on FDA feedback, we anticipate that to help inform the benefit‑risk profile for the use of mavrilimumab in GCA, we will need to demonstrate the effectiveness and safety of mavrilimumab beyond the 26 weeks of dosing stipulated in our global Phase 2 clinical trial, as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses;

•

the FDA or comparable foreign regulatory authority could require us to conduct additional clinical studies to compare our product candidates to other therapies for the treatment of the same indication;

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

Our product candidates regulated as biologics in the United States may face biosimilar competition sooner than anticipated.

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

Rilonacept was approved as a biological product under a BLA for the treatment of CAPS in 2008, and we believe it should qualify for the 12‑year period of exclusivity against any biosimilars. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider rilonacept, or any of our other product candidates, to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. In addition, if our clinical trials are successful, we plan to submit a supplemental BLA for rilonacept for the treatment of recurrent pericarditis, and the 12‑year exclusivity period does not attach to the approval of a supplemental BLA.

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

Even if we obtain marketing approval of our product candidates in a major pharmaceutical market such as the United States or the EU, we may not seek or obtain approval or commercialize our product candidates in other markets, which would limit our ability to realize their full market potential.

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

As part of our business strategy, we may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful or unable to maintain the associated benefits. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics intended to treat relatively small patient populations as orphan drug products. Under the U.S. Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

In the EU, the European Commission grants orphan drug designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an Orphan Drug Designation application. In the EU, orphan drug designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life‑threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, orphan drug designation is granted for drugs intended for the diagnosis, prevention or treatment of a life‑threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers, as well as potential marketing exclusivity.

In addition, if a drug or biologic with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug or biologic is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If our competitors are able to obtain orphan drug exclusivity prior to us, for products that constitute the “same drug” and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan‑drug‑exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may pursue orphan drug designation for certain of our product candidates, we may never receive such designation. Even if we do receive such designation, there is no guarantee that we will enjoy the benefits of such designation.

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

If a product candidate is intended for the treatment of a serious or life‑threatening condition and clinical or pre‑clinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot be certain that the FDA would decide to grant it. Even if we have obtained Fast Track Designation for one or more of our product candidates, we may not experience a faster development process, review or approval compared to non‑expedited FDA review procedures. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

Whether to grant Breakthrough Therapy or Fast Track Designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under non‑expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify for either of these designations, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

We have never completed a pivotal clinical trial or obtained marketing approval for any product candidate, and we may be unable to successfully do so for any of our product candidates. Failure to successfully complete any of these activities in a timely manner for any of our product candidates could have a material adverse impact on our business and financial performance.

Conducting clinical trials and preparing, and obtaining marketing approval for, a product candidate is a complicated process. Although members of our management team have participated in pivotal trials and obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost more than we anticipate. Failure to successfully complete, or delays in, our global, pivotal Phase 3 clinical trial in rilonacept or any of our eventual other pivotal trials or related regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval for, or clearance of, our product candidates. In addition, it is possible that the FDA or other government agencies may refuse to accept for substantive review any regulatory submissions that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval or clearance of our product candidates. If the FDA or other government agencies do not accept our applications or issue marketing authorizations for our product candidates, they may require that we conduct additional clinical, pre‑clinical or manufacturing validation trials and submit that data before they will reconsider our applications. Depending on the extent of these or any other required trials, approval or receipt of any marketing authorization may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials, if performed and completed, may not be considered sufficient by the FDA or other government agencies to approve or grant marketing authorizations. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA or other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other government agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Manufacturing and Our Reliance on Third Parties

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

We do not currently own or operate any late-stage manufacturing facilities. Although we have built a manufacturing facility to produce drug substance to support certain pre‑clinical and early clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for the majority of our development efforts, as well as for the potential commercial manufacture of our product candidates, if approved. We rely on these third parties to develop the processes necessary to produce our product candidates at sufficient quality and quantity to support our development and commercialization efforts. Our reliance increases the risk that we will have insufficient quantities of our product candidates or that our product candidates are not produced at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

For example, we have contract with Regeneron to produce rilonacept on an exclusive basis for a period of time.  Although Regeneron has produced rilonacept for commercial use for over ten years, the FDA or another applicable foreign regulatory agency might reevaluate rilonacept’s current manufacturing process or route of administration in connection with evaluating whether to approve rilonacept for a new indication, such as recurrent pericarditis. We also have CMOs manufacture KPL‑716 drug substance and drug product and entered into an agreement with a CMO to produce mavrilimumab beyond our current inventory. While we have transferred the technology to manufacture mavrilimumab to the CMO, the CMO may be required to adopt different manufacturing protocols or processes. The CMO will need to produce mavrilimumab using different media and feed compared to the processes that were used by MedImmune to develop our existing inventory. We cannot provide any assurance that the technology transfer was successful, or that the process development or the CMO will be successful in producing mavrilimumab in sufficient quantities or of acceptable quality, if at all. In addition, we contract with CMOs in connection with certain production and testing of our pre-clinical product candidates. While we have built a manufacturing facility to support certain pre‑clinical and early clinical development for our product candidates, we and our CMOs may not be able to produce sufficient quantities of these product candidates or produce them at an acceptable quality, which could delay, prevent or impair our development or commercialization efforts and increase costs.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. Further, Regeneron has an exclusive right to produce rilonacept for a period of time, which could impact our ability to find a replacement manufacturer for rilonacept in a short-period of time if needed.

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

We built a manufacturing facility to support the early development of our product candidates, and we may be unsuccessful in manufacturing product candidates in a timely, economic or compliant manner, which could delay or prevent the commencement of our planned pre-clinical and early clinical studies for these product candidates.

We built a manufacturing facility to support pre‑clinical and early clinical studies for our product candidates. We may not successfully establish sufficient manufacturing capabilities or manufacture our product candidates economically or in compliance with cGMPs and other regulatory requirements, or at all, and we may not be able to build or procure additional capacity in the required timeframe to meet our estimated timelines to commence our studies. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

Manufacturing issues at our facility and the facilities of our third‑party service providers could cause product shortages, disrupt or delay our clinical trials or regulatory approvals, delay or stop commercialization of our product candidates, and adversely affect our business.

The manufacture of our product candidates is highly regulated, complex and difficult, requiring a multi‑step and controlled process, and even minor problems or deviations could result in the product candidates being out-of-spec, failed batches or other failures, such as defective products or manufacturing failures. We have limited experience overseeing the manufacturing processes of mavrilimumab, KPL‑716, and our pre-clinical product candidates and no experience overseeing the manufacturing process of rilonacept. Due to the highly technical requirements of manufacturing our product candidates and the strict quality and control specifications, we and our third‑party providers may be unable to manufacture or supply our product candidates despite our and their efforts. Failure to produce sufficient quantities of our product candidates could delay their development, result in supply shortages for our patients, result in lost revenue, if any, and diminish our potential profitability, which may lead to lawsuits or could delay the introduction of our product candidates to the market.

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

The third parties upon whom we rely for the supply of the drug substance and drug product used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The drug substance and drug product used in rilonacept, mavrilimumab, KPL‑716 and our pre-clinical candidates are supplied to us from single‑source suppliers. For example, Regeneron has a contractual right to be our sole source manufacturer of the product unless they have a persistent failure to satisfy our supply needs. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug substance and drug product for these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second‑source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason.

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

In addition, to manufacturing rilonacept, mavrilimumab and KPL‑716 in the quantities that we believe would be required to meet anticipated market demand, our third‑party manufacturers may need to increase manufacturing capacity and, in some cases, alternative sources of commercial supply may need to be secured, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial‑scale manufacturing capabilities may require us and our third‑party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third‑party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

Moreover, if there is a disruption to one or more of our third‑party manufacturers’ or suppliers’ relevant operations the supply of the related product candidate will be delayed until such manufacturer or supplier restores the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our pre‑clinical and clinical programs could be materially and adversely impacted if any of the third‑party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third‑party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

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

Certain of the materials required in the manufacture and the formulation of our product candidates are derived from biological sources. Such materials are difficult to procure and may be subject to contamination or recall. Access to and supply of sufficient quantities of raw materials which meet the technical specifications for the production process is challenging, and often limited to single‑source suppliers. Finding an alternative supplier could take a significant amount of time and involve significant expense due to the nature of the products and the need to obtain regulatory approvals. If we or our manufacturers are unable to purchase the materials necessary for the manufacture of our product candidates on acceptable terms, in a timely manner, at sufficient quality levels, or in adequate quantities, if at all, our ability to produce sufficient quantities of our products for clinical or commercial requirements would be negatively impacted. A material shortage, contamination, recall or restriction on the use of certain biologically derived substances or any other material used in the manufacture of our product candidates could adversely impact or disrupt manufacturing, which would impair our ability to generate revenues from the sale of such product candidates, if approved.

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

We do not have the ability to independently conduct pre‑clinical studies or clinical trials that comply with GLP or GCP requirements, respectively. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support our GLP‑compliant pre‑clinical studies and GCP‑compliant clinical trials for our product candidates properly and on time. We also rely on third parties to conduct other research related to our product candidates. We expect to rely heavily on these parties for execution of clinical trials for our product candidates. While we have agreements governing their activities, we control only certain aspects of these parties’ activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP‑compliant pre‑clinical studies and our GCP‑compliant clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GLP‑compliant pre‑clinical studies and GCP‑compliant clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not and will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement actions that may include civil penalties and criminal prosecution.

We and our CROs are required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that, upon inspection, the FDA or comparable foreign regulatory authorities will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register certain clinical trials and post the results of completed clinical trials on a government‑sponsored database within certain timeframes. Failure to do so when required can result in fines, adverse publicity and civil and criminal sanctions.

Although we have and intend to continue to design the clinical trials for our product candidates, CROs will conduct and oversee all of the clinical trials together with the various clinical trial sites that we engage to conduct the studies. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	have difficulty with or controlling the performance of their subcontractors;
•	experience regulatory compliance issues;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs, their subcontractors or the clinical trial sites do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, their subcontractors or the clinical trial sites, we could be required to repeat, extend the duration of or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

These third parties are not our employees and we are not able to control, other than by contract, the amount of resources, including time, which they devote to our clinical trials. If our CROs, their subcontractors or the clinical trial sites fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of our product candidates. In addition, the use of third‑party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information is misappropriated.

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

If any of our relationships with these third‑party CROs terminate, we may not be able to enter into arrangements with alternative third‑party service providers at all or on commercially reasonable terms. If CROs, their subcontractors or the clinical trial sites do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs, subcontractors or clinical trial sites are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Any collaboration or licensing arrangements that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our product candidates.

We may seek collaboration or licensing arrangements for the development, or potentially for the commercialization, of certain of our product candidates depending on the merits of retaining rights to develop or commercialize the product candidates ourselves as compared to entering into such arrangements. In addition, we may seek to jointly develop or commercialize one or more of our product candidates. We will face, to the extent that we decide to enter into such arrangements, significant competition in seeking appropriate collaborators. Moreover, these arrangements are complex and time consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we so chose to enter into such arrangements. The terms of any collaborations or other arrangements that we may establish may not be favorable to us. In addition, our right to grant a sublicense of intellectual property licensed to us under certain of our current agreements requires the consent of the applicable licensor.

Any future collaborations or licenses that we enter into may not be successful. The success of these potential arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations and licensing arrangements are subject to numerous risks, which may include risks that the collaborator or licensee:

•	have significant discretion in determining the efforts and resources that they will apply;
•	may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out its activities;
•

may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

may own or co‑own intellectual property covering products that results from our arrangement with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property, and even if we are able to license such exclusive rights, we may have to enter into a license agreement that include obligations to make milestone, royalty or other payments under such agreement; and

•	may conduct sales and marketing activities or other operations that may not be in compliance with applicable laws, resulting in civil or criminal proceedings.

In addition, disputes may arise with respect to the ownership of any intellectual property developed pursuant to these arrangements. These arrangements may also be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

Risks Related to Competition, Executing our Strategy, Retaining Key Employees and Managing Growth

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

While we are not aware of any therapies currently approved or actively continuing clinical trials in recurrent pericarditis, there is one product that modulates the signaling of IL‑1α and IL‑1β, anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, and one product that modulates the signaling of IL‑1β, canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation. There is also another therapy which modulates IL‑1α in clinical development for diseases other than recurrent pericarditis from XBiotech Inc. We expect mavrilimumab, if approved, to experience competitive pressure from tocilizumab (ACTEMRA), marked by Genentech USA, Inc., which was approved in 2017 for use in GCA as an adjunct to steroid taper. Additional competition may be experienced from Eli Lilly and Company and AbbVie, Inc., which are conducting clinical trials for oral janus kinase inhibitors, Sanofi S.A. and Regeneron, which are recruiting a Phase 3 clinical trial with their anti-IL-6 program, Novartis International AG, which is recruiting a trial with its IL-17 antagonist secukinumab (Cosentyx) and Janssen Biotech, Inc., which is testing ustekinumab (STELARA) in two small studies for GCA. KPL‑716, if approved for atopic dermatitis, will face competitive pressure from dupilumab (DUPIXENT), marketed by Sanofi S.A. and Regeneron, which is approved to treat atopic dermatitis. KPL‑716 may face additional competition from several systemically administered products currently in development for atopic dermatitis including upadacitinib, PF‑04965842, ANB‑020, nemolizumab, baricitinib, ASn002, GBR‑830, ZPL‑389, PF‑06817024, MEDI9314, MOR106, ARGX‑112, tralokinumab and lebrikizumab. Multiple therapies are in development for prurigo nodularis and any that receive FDA approval for this indication will be likely competitors to KPL‑716. These products include nemolizumab, serlopitant and nalbuphine ER.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related products, market acceptance by physicians and patients, the level of generic competition and the availability of reimbursement from government and other third‑party payors.

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

We have acquired or in‑licensed our existing product candidates, and we plan to identify new product candidates or technologies that we believe are complementary to our existing product candidates. We may do this through our internal discovery program, or by acquiring the rights to product candidates and technologies through a variety of transactions types, including in‑licensing, strategic transactions, mergers or acquisitions. If we are unable to identify, discover, develop, in‑license or otherwise acquire and integrate product candidates, or their related companies, in accordance with this strategy, our ability to pursue this component of our growth strategy would be limited. We cannot be certain that we will be successful in such efforts or that, following any such discovery or transaction, we will be able to realize the intended benefits of it.

Research programs and business development efforts to identify new product candidates and technologies require substantial technical, financial and human resources. We may focus our efforts and resources on potential product candidates, technologies or businesses that ultimately prove to be unsuccessful. In‑licensing and acquisitions of product candidates, technology or businesses often require significant payments and expenses and consume additional resources. We will need to continue to devote a substantial amount of time and personnel to research, develop and commercialize any such in‑licensed or acquired product candidate or technology, or integrate any new business, and we may decide to reprioritize our efforts even after having expended resources on a particular prospect. Our research programs and business development efforts, including businesses or technology acquisitions, collaborations or licensing attempts, may fail to yield additional complementary or successful product candidates for clinical development and commercialization or successful business combinations for a number of reasons, including, but not limited to, the following:

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
•

any product candidates to which we acquire the rights or that we discover may not succeed in pre-clinical studies or clinical trials or may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive regulatory approval;

•	competitors may develop alternatives that render any product candidates or technologies to which we acquire the rights or that we discover, obsolete or less attractive;
•	any product candidates or technologies to which we acquire the rights may be covered by third-party patents or other exclusive rights;

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

The consummation or performance of any acquisition, business combination, collaboration or other strategic transaction we may undertake in furtherance of our growth strategy, may involve additional risks, such as difficulties in assimilating different cultures, retaining personnel and integrating operations, which may be geographically dispersed, increased costs, exposure to liabilities, incurrence of indebtedness, or use a substantial portion of our available cash for all or a portion of the consideration or cause dilution to our existing shareholders if we issue equity securities for all or a portion of the consideration.  If any of these events occurs or we are unable to meet our strategic objectives for any such transaction, we may not be able to achieve the expected benefits from the transaction and our business may be materially harmed.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We have a limited operating history and are highly dependent on the research and development, clinical, commercial and business development expertise of members of our executive and senior management teams, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them or we may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We acquire, in‑license and file patent applications directed to our product candidates in an effort to establish intellectual property positions directed to their compositions of matter as well as uses of these product candidates in the treatment of diseases. Our intellectual property includes patents and patent applications that we own as well as patents and patent applications that we in‑license. For example, we have a field‑specific exclusive license under a license agreement with Regeneron to patent applications and patents relating to rilonacept, an exclusive license under a license agreement with MedImmune, or the MedImmune Agreement, to patent applications and patents relating to mavrilimumab, and an exclusive license under our license agreement with Novo Nordisk to patent applications, patents relating to KPL‑045 and an exclusive license under our license agreement with Beth Israel Deaconess Medical Center to patent applications and patents related to KPL-404.

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

Patents may be eligible for limited patent term extension in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch‑Waxman Act. Similar patent extensions exist in the EU and Japan, subject to the applicable laws in those jurisdictions. We may not receive an extension if we fail to apply within applicable deadlines or fail to apply prior to expiration of relevant patents. For example, no patent term extension was obtained in the United States following the FDA’s approval of rilonacept for the treatment of CAPS, and the deadline for applying for such extension has passed. Accordingly, patent term extension in the United States based on the FDA’s approval of rilonacept for CAPS, or any other indication for which the FDA may grant approval in the future, is unavailable. Further, while patent term extension was awarded for relevant patents in certain European countries following the EMA’s approval of rilonacept for the treatment of CAPS, in 2012 the marketing authorization for CAPs was withdrawn. Patent term extensions may no longer be in effect or available, subject to the applicable laws in those countries as well as other factors, such as whether a marketing approval for rilonacept is reissued and whether such reissuance is prior to the expiration of the patent’s natural 20‑year patent term. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner, impacting our revenue.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in‑licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product candidate. For example, the patents covering rilonacept as a composition of matter have a term that expires in 2019 in the United States, not including patent term adjustment, and in 2023 in Europe, not including any patent term extensions. As a result, our owned and in‑licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, we expect to rely on regulatory exclusivity for our product candidates, such as orphan drug exclusivity, which generally grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe. While, we may pursue orphan drug designation for our product candidates in the United States, we may not be successful in obtaining such designation or we may not be able to maintain the benefits of the designation. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. See “—We may seek orphan drug designation for some of our product candidates and we may be unsuccessful, or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for any product candidate for which we obtain orphan drug designation.”

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach any of the agreements related to our product candidates, we could lose the ability to continue the development and commercialization of the related product. Additionally, our current licensing and acquisition agreements contain limitations and restrictions that could limit or adversely affect our ability to develop and commercialize other products in the future.

We entered into agreements to acquire the rights to develop or commercialize our product candidates, rilonacept, mavrilimumab, KPL‑716, KPL‑404 and KPL‑045. In September 2017, we entered into a license agreement with Regeneron to obtain an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize rilonacept. In December 2017, we entered into a license agreement with MedImmune to obtain exclusive worldwide rights to research, develop, manufacture, market and sell mavrilimumab and any other products covered by the licensed patent rights. In September 2016, pursuant to an asset purchase agreement with Biogen, or the Biogen Agreement, we acquired all of Biogen’s right, title and interest in and to certain assets used in or relating to KPL‑716, including patents and other intellectual property rights, clinical data, know‑how and inventory. In connection with our acquisition of Primatope in March 2019, we acquired a license with Beth Israel Deaconess Medical Center for certain patent applications and patents related to KPL-404. In August 2017, we licensed KPL-045 from Novo Nordisk. Each of these agreements requires us to use commercially reasonable efforts to develop and commercialize the related product candidates, make timely milestone and other payments, provide certain information regarding our activities with respect to such product candidates and indemnify the other party with respect to our development and commercialization activities under the terms of the agreements. These agreements and any future such agreements that we enter into impose a variety of obligations and related consequences.

We are a party to license and acquisition agreements of importance to our business and to our current product candidates, and we expect to be subject to additional such agreements in the future. Disputes may arise between us and any of these counterparties regarding intellectual property subject to and each parties’ obligations under such agreements, including:

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

If we fail to meet our obligations under these agreements in a material respect, the respective licensor/seller would have the right to terminate the respective agreement and upon the effective date of such termination, have the right to re‑obtain the related technology as well as aspects of any intellectual property controlled by us and developed during the period the agreement was in force that relate to the applicable technology. This means that the licensor/seller to each of these agreements could effectively take control of the development and commercialization of our product candidates after an uncured, material breach of the agreement by us. This would also be the case if we voluntarily elected to terminate the relevant agreement, which we have the right to do under each of these agreements. While we would expect to exercise our rights and remedies available to us in the event we fail to meet our obligations under these agreements in any material respect, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the technology licensed to or acquired by us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the license could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for each of our product candidates.  Termination of one of these agreements for any reason, and the related discontinuation of the development or commercialization of a product candidate could impair our ability to raise additional capital, generate revenue and may significantly harm our business, financial condition and prospects.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain or maintain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law‑making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents; enforce or shorten the term of our existing patents and patents that we might obtain in the future; shorten the term that has been lengthened by patent term adjustment of our existing patents or patents that we might obtain in the future; or challenge the validity or enforceability of our patents that may be asserted against us by our competitors or other third parties. Any of these outcomes could have a material adverse effect on our business.

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

We have not yet registered trademarks for a commercial trade name for our product candidates in the United States or foreign jurisdictions and failure to secure such registrations could adversely affect our business.

We have not yet registered trademarks for a commercial trade name for some of our product candidates in the United States or any foreign jurisdiction. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

The precise incidence and prevalence for all the conditions we aim to address with our programs are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our extrapolation from available population data and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, pharmacy claims analyses, or market research, and may prove to be incorrect. Further, new trials and therapeutic options may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected.

The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnostic criteria included in the final label for each of our product candidates approved for sale for these indications, the efficacy, safety, and tolerability demonstrated by these product candidates in our clinical trials, acceptance by the medical community and patient access, pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

If, in the future, we are unable to establish our own sales, marketing and distribution capabilities, or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved, and we may not be able to generate any revenue.

We have never sold, marketed or distributed any therapeutic products.  To achieve commercial success for any approved product candidate, we must build our sales, marketing, distribution, managerial and other non‑technical capabilities or make arrangements with third parties to perform these services. We are currently undertaking plans to develop and build our sales, marketing, and distribution capabilities to directly commercialize any approved product candidate.

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

Factors that may inhibit our efforts to commercialize our product candidates with our commercialization team include:

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

•	our inability to effectively distribute products in a timely manner;
•	our inability to develop or obtain sufficient operational functions to support our commercial activities; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing, distribution and other commercial support services, our product revenues or the profitability of these revenues to us are likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. Developing a sales and marketing organization requires significant investment, is time consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States, the EU or other key global markets. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

Our current or future product candidates may not gain market acceptance by physicians, patients, or third-party payors (e.g., governments and private health insurers) in which case our ability to generate product revenues will be compromised.

Even if the FDA or any other regulatory authority approves the marketing of our product candidates, whether developed on our own or with a collaborator, physicians, healthcare providers, patients or the medical community may not accept or use our product candidates, or effectively block or limit their use in the case of third-party payors. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue or any profits from operations. The degree of market acceptance of our product candidates will depend on a variety of factors, including:

•	the timing of market introduction;
•	the number and clinical profile of competing products;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the clinical indications for which our product candidates are approved;
•	our ability to provide acceptable evidence of safety and efficacy;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;
•	pricing (including patient out-of-pocket costs), budget impact, affordability and cost effectiveness, particularly in relation to alternative treatments;
•	the effectiveness of our sales, marketing and distribution support;
•	availability of adequate coverage, reimbursement and payment from health maintenance organizations and other insurers, both public and private; and
•	other potential advantages over alternative treatment methods.

If our product candidates fail to gain market acceptance, our ability to generate revenues will be adversely affected. Even if our product candidates achieve market acceptance, the market may prove not to be large enough to allow us to generate significant revenues.

The successful commercialization of our product candidates will depend in part on the extent to which third-party payors, including governmental authorities and health insurers, provide funding, establish coverage and pricing policies, and set reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

Our ability to commercialize any product candidates successfully, particularly in orphan indications, will depend in part on the availability of coverage and the adequacy of reimbursement for these product candidates and related treatments from third-party payors (e.g., government authorities, private health insurers and other organizations).  Obtaining coverage and adequate reimbursement is contingent on our ability to:

•	obtain clinical data that supports payor value/benefit assessments;
•	execute formal payor value/benefit assessment processes;
•	obtain coverage that enables use in populations reflected in any product candidate’s approved product label; and
•	effectively negotiate favorable pricing and reimbursement terms.

While in some markets, there is a single payor, in other markets there are multiple payors that can have different ways of assessing prescription drugs.  To commercialize our product candidates successfully, we will be required to have sufficient expertise and resources to execute on the respective product candidate’s coverage and reimbursement strategy, which we cannot be certain we will be able to do.

In the interest of cost-containment, government authorities, private health insurers and other third-party payors have attempted to control costs by delaying the time to reimbursement, and by limiting the breadth of coverage and the amount of reimbursement for particular products, both in terms of lower pricing and increasing the proportion of the cost for which the patient is responsible. There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside the United States, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used. Coverage and reimbursement barriers may materially impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available, or available only at limited levels, or if such coverage will require patient out-of-pocket costs that are unacceptably high, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. Moreover, any coverage or reimbursement that may be obtained may be decreased or eliminated in the future.

Third-party payors continue to introduce new tactics to contain costs, including more rigorous value/benefit assessment processes and criteria.  It is possible that third-party payors will change the clinical comparators that serve as benchmarks for determining relative value.  The result of such a change would be a more challenging value/benefit assessment caused by a more challenging basis for comparison and the potential for a worse relative outcome.  Third-party payors may determine that we have failed to generate sufficient evidence to support a value/benefit assessment and refuse to provide coverage, thereby impacting he progression to a price negotiation.  The potential of third-party payors to introduce more rigorous value/benefit assessment processes and criteria could have a negative impact on our ability to commercialize our product candidates successfully.

Third-party payors are also introducing more challenging price negotiation tactics, including in re-visiting established coverage and reimbursement in cases when new competitors, including brands, generics and biosimilars enter the market.  It is possible that a third-party payor may consider our product candidates as substitutable and only offer to cover the cost of the alternative product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of competitive products may limit the amount we will be able to charge for our product candidates. Third-party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates.  In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound, in other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category.  In other cases, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and or reimbursement levels.  The potential of third-party payors to introduce more challenging price negotiation tactics could have a negative impact on our ability to commercialize our product candidates successfully.

Evolving health policy and associated legislative changes related to coverage and reimbursement are trying to identify ways to lower healthcare expenditure and could impact the commercialization of our product candidates.  Pharmaceutical pricing has been, and likely will continue to be, a central component of these efforts.

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

Net prices for products may be reduced by mandatory discounts or legislated rebates that must be paid in order to participate in government healthcare programs or paid to other third-party payors.  Mandatory discounts can be legislated at any time in any market.  Similarly, some markets currently have pricing legislation that sets the price of a pharmaceutical product in their market by referencing the price of that product in other markets, known as international reference pricing.  This is a tactic that is in a state of constant potential change as countries seek to establish “reference baskets” of countries that will enable lower pricing.  International reference pricing adds to the regional impact of price cuts in individual countries and expansion of international reference pricing, including into the United States, presents a material risk to our ability to achieve satisfactory coverage and reimbursement.

Drug importation and cross-border trade, both sanctioned and unsanctioned, occurs when a pharmaceutical product from a lower cost market is shipped and made commercially available in a market where the official price is set higher.  Any future relaxation of laws that presently restrict or limit drug importation or cross-border trade, including in the United States, could have a material negative impact on our ability to commercialize our product candidates, if approved.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaborations with third parties. For example, we are enrolling a global, pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis. Although we do not have immediate plans to pursue the commercialization of rilonacept for recurrent pericarditis outside of the United States, we are evaluating the opportunities for the development and commercialization of our product candidates in certain foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our ability to obtain reimbursement for our product candidates in foreign markets;
•	our inability to directly control commercial activities because we are relying on third parties;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language barriers for technical training and the need for language translations;
•	reduced protection of intellectual property rights in some foreign countries;
•	the existence of additional potentially relevant third‑party intellectual property rights;
•	foreign currency exchange rate fluctuations; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

We are currently, and if we receive regulatory approval for any of our product candidates, will be subject to, ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record‑keeping AE reporting, conduct of post‑marketing trials and submission of safety, efficacy and other post‑market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

If a regulatory agency discovers previously unknown problems with our product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we discover previously unknown problems with a product candidate, including AEs of unanticipated severity or frequency, or with our manufacturing processes, or fail to comply with regulatory requirements, a regulatory agency or enforcement authority may, among other things:

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

•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to certain financial interactions with physicians and teaching hospitals (and additional categories of healthcare practitioners beginning with reports due on or after January 1, 2022) and the ownership and investment interests of physicians and their immediate family members;

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

Other Risks Related to Our Business

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

In the United States, EU and other jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory initiatives and proposed changes to the healthcare system that could affect our future operations. For example, in the United States, the Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower‑cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts which, through subsequent legislative amendments, was increased to 70%, off negotiated prices of applicable brand drugs and biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biologic pricing, reduce the cost of prescription drugs and biologics under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs and biologics. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct‑to‑consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the wholesale acquisition cost, or list price, of that drug or biological product. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third‑party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever‑increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post‑approval activities and affect our ability to commercialize our product candidates, if approved.

In markets outside of the United States and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, the EU or elsewhere. If we or any third party we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third party are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Doing business internationally involves a number of risks, including but not limited to:

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

Our clinical trial programs outside the United States may implicate international data protection laws, including the EU Data Protection Directive and legislation of the EU member states implementing it. Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by our CROs and other third‑party contractors to comply with the strict rules on the transfer of personal data outside of the EU into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business.

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

If we or third‑party CMOs, CROs or other contractors or consultants fail to comply with applicable regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

The EU’s data privacy regulation, the General Data Protection Regulation, has taken effect and violations of this could subject us to significant fines.

In May 2018, a new privacy framework, the General Data Protection Regulation, or the GDPR, took effect in the EU and became binding across all EU member states. The GDPR is in the process of taking effect in the EEA. The GDPR imposes several stringent requirements for controllers and processors of personal data, particularly with respect to clinical trials. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. There are currently a number of legal challenges to the validity of EU mechanisms for adequate data transfers (such as the commonly-used EU-Commission-approved model clauses) or review of these mechanisms (such as the U.S. Privacy Shield), and our business could be impacted by changes in law as a result of a future review of these transfer mechanisms by EU regulators under the GDPR, as well as current challenges to these mechanisms in the EU courts. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with EU data protection law is a rigorous and time‑intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities.

We and our employees and third parties with whom we contract are increasingly utilizing social media tools as a means of communication both internally and externally, and noncompliance with applicable requirements, policies or contracts due to social media use or negative posts or comments could have an adverse effect on our business.

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our product candidates or business may cause us to be found in violation of applicable requirements. In addition, our employees or third parties with whom we contract, such as our CROs or CMOs, may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients, customers and others or information regarding our product candidates or clinical trials. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results and financial condition and could adversely affect the price of our Class A common shares.

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

Risks Related to Our Common Shares

The concentration of ownership of our Class B common shares, which are held primarily by our executive officers and certain other members of our senior management, and the conversion rights of the holders of our Class A1 common shares, which shares are held primarily by entities managed by Baker Brothers, and Class B1 common shares, all of which shares are held by entities managed by Baker Brothers, means that such persons are, and such entities may in the future be, able to influence or control certain matters submitted to our shareholders for approval; and such concentration and conversion rights and resulting concentration of control may have an adverse effect on the price of our Class A common shares and may result in our Class A common shares being undervalued.

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi‑class voting structure of our common shares, the holders of our Class B common shares, which consist primarily of our executive officers and certain other members of our senior management, collectively control over a majority of the combined voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of March 31, 2019, the holders of Class A common shares accounted for approximately 29%  of our aggregate voting power and the holders of Class B common shares accounted for approximately 71% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 66% of our aggregate voting power as of March 31, 2019 and have the ability to control the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time in each case with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61‑days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. As of March 31, 2019, entities managed by Baker Brothers could convert their Class A1 common shares and Class B1 common shares upon 61‑days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 74% of the aggregate voting power of our outstanding share capital.

Due to these conversion rights, holders of our Class A1 common shares and our Class B1 common shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and would decrease the ability of the current holders of our Class A common shares and Class B common shares to influence or control matters submitted to our shareholders for approval.  In addition, the conversion of Class B common shares to Class A or Class B1 common shares will have the effect of increasing the relative voting power of the holders of Class B common shares who retain their shares in the long term.

This concentrated control limits certain shareholders’ ability to influence corporate matters and may have an adverse effect on the price of our Class A common shares, including our Class A common shares being undervalued. Holders of our Class B common shares collectively control our management and affairs are able to influence or control the outcome of certain matters submitted to our shareholders for approval, including the election of directors. Due to the conversion rights of the holders of our Class A1 and B1 common shares, entities affiliated with the Baker Brothers could significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval.  These holders may have interests, with respect to their investment, that are different from our other shareholders. In addition, this concentration of control might adversely affect certain corporate actions that our other shareholders may view as beneficial, for example, by:

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

Our share price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, shareholders may not be able to sell their Class A common shares at or above the price they paid for their shares. The market price for our Class A common shares may be influenced by many factors, including:

•	the results of clinical trials for our product candidates;
•	delays in the commencement, enrollment and the ultimate completion of clinical trials;
•	the results and potential impact of competitive products or technologies;
•	our ability to manufacture and successfully produce our product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	financing or other corporate transactions, or our inability to obtain additional funding;
•	failure to meet or exceed the expectations of the investment community;
•	regulatory or legal developments in the United States and other countries;
•	the recruitment or departure of key personnel;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the results of our efforts to discover, develop, acquire or in‑license additional product candidates;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions;
•	changes in voting control of our executive officers and certain other members of our senior management or affiliates who hold our shares; and
•	the other factors described in this “Risk Factors” section.

In addition, given the limited trading history of our Class A common shares, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price of our common shares and thereby affect the ability of our shareholders to sell their shares. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If securities or industry analysts cease publishing or publish unfavorable research or reports about us, our business or our market, our shares price and trading volume could decline.

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

Sales of a number of our Class A common shares in the public market, including Class A common shares issuable upon conversion of our Class B, Class A1 and Class B1 common shares, could cause the share price of our Class A common shares to fall.

A significant number of our Class A common shares are issuable upon conversion of our Class B, Class A1, and Class B1 common shares. Our Class B and Class B1 common shares automatically convert into Class A common shares upon transfer by a holder of such shares to persons or entities not affiliated with such holder. In addition, each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us, each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. However, our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61‑days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion.

As of March 31, 2019, upon such transfers or conversions up to approximately 35.7 million of additional Class A common shares would be issuable and eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act and such rule, Rule 144.  In addition, as of March 31, 2019, there were approximately 7.2 million Class A common shares subject to outstanding options under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management together with funds affiliated with certain of our directors. As of March 31, 2019, on an as-converted basis, these shareholders collectively held approximately 34.0 million of Class A common shares.  If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Further, as of March 31, 2019, holders of approximately 31.3 million Class A common shares, including Class A common shares issuable upon the conversion of our Class B, Class A1 and Class B1 common shares, or collectively, registerable securities, are entitled to certain rights with respect to the registration of these shares under the Securities Act pursuant to our amended and  restated investor rights agreement, or Amended & Restated IRA. In addition, when we become eligible to use a Form S-3 registration statement, which we expect to occur in early June 2019, we are obligated under the Amended & Restated IRA to file a Form S-3 registration statement covering the registrable securities held by the holders of such registration rights who, at the time, would be considered an “affiliate” of the Company. Registration of these shares, or any registerable securities upon exercise of certain registration rights, would result in the registered Class A common shares becoming freely tradable without restriction under the Securities Act, including Rule 144, except for Class A common shares of our “affiliates”.

If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

Future sales or issuances of our common shares or rights to purchase common shares, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our shareholders and could cause our Class A common share price to fall.

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

In addition, the consummation or performance of any acquisition, business combination, collaboration or other strategic transaction we may undertake in furtherance of our growth strategy may cause dilution to our existing shareholders if we issue equity securities for all or a portion of the consideration.  For example, in March 2019, we acquired all of the issued and outstanding equity securities of Primatope in exchange for upfront consideration of $10.0 million paid at closing as well as milestone payments of $5.0 million which had been achieved as of the closing date and a milestone of $3.0 million which we deemed to be probable and estimable and was accrued for as of March 31, 2019, each paid or payable in a combination of cash and our Class A common shares (inclusive of escrow and holdback amounts) in accordance with the terms and conditions of our stock purchase option agreement with Primatope.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Class A common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups, or JOBS, Act, and a “smaller reporting company” as defined under the rules promulgated under the Securities Act. As an emerging growth company and a smaller reporting company we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies or smaller reporting companies do. We will remain an emerging growth company until the earlier of:

•	the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more;
•	the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO;
•	the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or

•

the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our voting and non‑voting common shares that is held by non‑affiliates exceeds $700 million as of the prior June 30th.

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

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies and smaller reporting companies. We cannot predict whether investors will find our Class A common shares less attractive if we rely on these exemptions. If some investors find our Class A common shares less attractive as a result, there may be a less active trading market for our Class A common shares and the share price of our Class A common shares may be more volatile.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We have anti‑takeover provisions in our amended and restated bye‑laws that may discourage a change of control.

Our amended and restated bye‑laws contain provisions that could make it more difficult for a third party to acquire us. These provisions provide for:

•	a classified board of directors with staggered three‑year terms;
•	directors only to be removed for cause;
•	an affirmative vote of 66 2/3% of the voting power of our voting shares for certain “business combination” transactions that have not been approved by our board of directors;
•

our multi‑class common share structure, which provides our holders of Class B common shares with the ability to significantly influence the outcome of matters requiring shareholder approval, even if they own less than a majority of our outstanding Class A common shares;

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

Our amended and restated bye‑laws designate the Supreme Court of Bermuda as the choice of jurisdiction for disputes that arise concerning the Bermuda Companies Act 1981, as amended, or the Companies Act, or out of or in connection with our amended and restated bye‑laws, which could limit our shareholders’ ability to choose the judicial forum for disputes with us or our directors or officers.

Our amended and restated bye‑laws provide that, unless we consent in writing to the selection of an alternative jurisdiction, any dispute that arises concerning the Companies Act, or out of or in connection with our amended and restated bye‑laws, including any question regarding the existence and scope of any bye‑law or whether there has been a breach of the Companies Act or the amended and restated bye‑laws by any of our officers or directors (whether or not such a claim is brought in the name of a shareholder or in the name of our company) shall be subject to the jurisdiction of the Supreme Court of Bermuda.

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

Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom), the United States, Bermuda and other jurisdictions, as well as being affected by certain changes currently proposed by the Organization for Economic Co‑operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could adversely affect our business, results of operations and our financial condition.

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

In late 2017, the EU Economic and Financial Affairs Council, or ECOFIN, released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote the EU’s view for good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. While Bermuda was not on the original EU list of non-cooperative jurisdictions, it committed to address EU concerns relating to economic substance by December 31, 2018.  In accordance with that commitment, Bermuda enacted the Economic Substance Act 2018, or the Substance Act, requiring certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements commencing as of July 1, 2019. The list of “relevant activities” includes carrying on as a business in any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Under the Substance Act, any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities or may be struck as a registered entity in Bermuda.  On March 12, 2019, ECOFIN announced the addition of ten new jurisdictions to its list of non-cooperative jurisdictions for tax purposes, including Bermuda. The Premier of Bermuda subsequently announced that Bermuda is committed to being removed from this list at the earliest opportunity.  The impact of the foregoing developments is unclear, including whether additional or revised requirements may be enacted by Bermuda in response to being added to the EU’s list of non-cooperative jurisdictions for tax purposes.  Accordingly, we cannot predict the nature and effect of Bermuda being added to the EU’s list of non-cooperative jurisdictions for tax purposes or Bermuda’s current or future economic substance requirements on our business, all of which may impact the manner and jurisdictions in which we operate, which could adversely affect our business, financial condition or results of operations.

We believe we will likely be classified as a passive foreign investment company for U.S. federal income tax purposes for the year ended December 31, 2019, which could result in adverse U.S. federal income tax consequences to U.S. investors in our common shares.

Because we did not to earn revenue from our business operations during the year ended December 31, 2018 and do not expect to do so for the year ended December 31, 2019, and because our sole source of income had been and currently is interest on bank accounts held by us, we believe we will likely be classified as a “passive foreign investment company,” or PFIC, for the taxable year ended December 31, 2019. A non‑U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we are classified as a PFIC in any year with respect to which a U.S. Holder owns our common shares, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the common shares, regardless of whether we continue to meet the PFIC test described above, unless the U.S. Holder makes or has made a specified election and we cease to be a PFIC. A “U.S. Holder” is a beneficial owner of our Class A common shares that, for U.S. federal income tax purposes, is or is treated as any of the following:

•	an individual who is a citizen or resident of the United States;
•	a corporation (or another entity taxable as a corporation) created or organized under the laws of the United States, any state thereof, or the District of Columbia;
•	an estate, the income of which is subject to U.S. federal income tax regardless of its source; or
•

a trust that (i) is subject to the supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the U.S. Internal Revenue Code of 1986, as amended), or (ii) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

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

We believe we will likely be classified as a controlled foreign corporation for the taxable year ended December 31, 2019. Even if we were not classified as a controlled foreign corporation, if our group includes one or more U.S. subsidiaries, certain of our non‑U.S. subsidiaries could be treated as controlled foreign corporations. If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our common shares, such U.S. Holder may be treated as a “United States shareholder” with respect to us (if we are classified as a controlled foreign corporation) and each controlled foreign corporation in our group (if any). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low‑taxed income,” or GILTI, and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject such shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether such investor is treated as a United States shareholder with respect us or any of our non-U.S. subsidiaries. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. U.S. Holders should consult their tax advisors regarding the potential application of these rules to any investment in our common shares.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

In 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities, or the Tax Reform Act. These changes include, among others, a permanent reduction to the corporate income tax rate, introduction of the GILTI provision, limiting interest deductions, adopting elements of a territorial tax system and introducing certain anti‑base erosion provisions. We continue to examine the impact this tax reform legislation may have on our business. The effect of the Tax Reform Act on our business, whether adverse or favorable, is uncertain, and may not become evident for some period of time. U.S. Holders should consult with their legal and tax advisors regarding any such legislation and the potential tax consequences of investing in our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Equity Securities

On February 4, 2019, we issued and sold an aggregate of 2,000,000 Class A1 common shares to existing investors at price of $18.26 per share, resulting in aggregate gross proceeds to us of approximately $36.5 million. These securities were issued under Section 4(a)(2) of the Securities Act in a transaction not involving a public offering.

On March 8, 2019, in connection with our acquisition of all of the equity securities of Primatope, we issued an aggregate of 337,008 Class A common shares to the holders of all such securities, or the Securities, having an aggregate value of approximately $5.9 million, as payment, in part, for the Securities and  the achievement of certain milestones at or before the closing of the acquisition. These securities were issued under Section 4(a)(2) of the Securities Act in a transaction not involving a public offering.

Use of Proceeds from Registered Securities

On May 29, 2018, we issued and sold 8,477,777 Class A common shares to the underwriters of the IPO and on June 22, 2018, we issued and sold an additional 1,006,425 Class A common shares pursuant to the exercise in part by the underwriters of their over-allotment option to purchase additional shares. Our Class A common shares were sold at a price to the public of $18.00 per share. We received aggregate gross proceeds from the IPO inclusive of the underwriters’ over-allotment option of approximately $170.7 million and aggregate net proceeds of approximately $155.5 million after deducting underwriting discounts and commissions of approximately $12.0 million and other offering expenses. The offer and sale of all of the shares in the IPO inclusive of the underwriters’ over-allotment option were registered under the Securities Act pursuant to a registration statement on Form S‑1 (File No. 333‑224488), which was declared effective by the SEC on May 23, 2018, and a registration statement on Form S‑1 to register additional shares (File No. 333‑225159), which was automatically effective upon filing with the SEC on May 23, 2018. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 24, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Memorandum of Association of Kiniksa Pharmaceuticals, Ltd.	S-1	333-224488	3.1	4/27/18

3.2	Amended and Restated Bye‑Laws of Kiniksa Pharmaceuticals, Ltd.	8-K	001-38492	3.1	5/29/18

4.1	Specimen Share Certificate evidencing the Class A common shares	S-1/A	333-224488	4.1	5/14/18

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of February 9, 2018	S-1	333-224488	3.1	4/27/18

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*     Filed herewith

**   Furnished herewith

*** Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINIKSA PHARMACEUTICALS, LTD.

Date: May 7, 2019	By:	/s/ Sanj K. Patel
Sanj K. Patel
Chief Executive Officer and Chairman of the Board of Directors