Form 10-Q
period 2019-06-30
Kiniksa Pharmaceuticals, Ltd.
filed 2019-08-13
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(808) 451-3453

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Shares	KNSA	The Nasdaq Global Select Market

As of July 31, 2019, there were 54,857,692 common shares outstanding in aggregate, comprised of:

19,165,265 Class A common shares, par value $0.000273235 per share

4,638,855 Class B common shares, par value $0.000273235 per share

14,995,954 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10‑Q

FOR THE THREE MONTHS ENDED JUNE 30, 2019

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$82,810	$71,976
Short-term investments	204,637	235,328
Prepaid expenses and other current assets	9,011	6,446
Total current assets	296,458	313,750
Property and equipment, net	6,359	6,356
Operating lease right-of-use assets	2,503	—
Restricted cash	210	210
Deferred offering costs	—	433
Deferred tax assets	2,607	1,216
Total assets	$308,137	$321,965

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,338	$10,918
Accrued expenses	19,179	16,418
Accrued milestones	—	15,000
Operating lease liabilities	1,496	—
Other current liabilities	165	218
Total current liabilities	30,178	42,554
Noncurrent liabilities:
Noncurrent operating lease liabilities	1,819	—
Other long-term liabilities	943	144
Total liabilities	32,940	42,698
Commitments and contingencies (Note 12)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 19,165,265 shares and 15,797,220 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	6	4
Class B common shares, par value of $0.000273235 per share; 4,638,855 shares issued and outstanding as of June 30, 2019 and December 31, 2018	1	1
Class A1 common shares, $0.000273235 par value; 14,995,954 shares and 12,995,954 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	4	4
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of June 30, 2019 and December 31, 2018	4	4
Additional paid-in capital	572,318	473,483
Accumulated other comprehensive income (loss)	101	(4)
Accumulated deficit	(297,237)	(194,225)
Total shareholders’ equity	275,197	279,267
Total liabilities and shareholders’ equity	$308,137	$321,965

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$30,848	17,200	$90,101	29,831
General and administrative	8,441	4,327	16,835	8,036
Total operating expenses	39,289	21,527	106,936	37,867
Loss from operations	(39,289)	(21,527)	(106,936)	(37,867)
Interest income	1,724	1,066	3,533	1,371
Loss before benefit for income taxes	(37,565)	(20,461)	(103,403)	(36,496)
Benefit for income taxes	374	202	391	255
Net loss	$(37,191)	$(20,259)	$(103,012)	$(36,241)
Net loss per share attributable to common shareholders—basic and diluted	$(0.68)	$(1.11)	$(1.94)	$(3.45)
Weighted average common shares outstanding—basic and diluted	54,475,476	18,328,402	53,225,710	10,492,474
Comprehensive loss:
Net loss	$(37,191)	$(20,259)	$(103,012)	$(36,241)
Other comprehensive income:
Unrealized gain on short-term investments	93	—	105	—
Total other comprehensive income	93	—	105	—
Total comprehensive loss	$(37,098)	$(20,259)	$(102,907)	$(36,241)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Shares		Common Shares		Additional	Accumulated		Total
	(Series A, B and C)		(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018			49,489,647	$13	$473,483	$(4)	$(194,225)	$279,267
Issuance of Class A common shares upon completion of follow-on offering, inclusive of the over-allotment option exercise, net of underwriting discounts and commissions and offering costs	—	—	2,816,110	2	48,474	—	—	48,476
Issuance of Class A1 common shares upon completion of private placement, net of underwriting discounts and commissions and offering costs	—	—	2,000,000	—	34,511	—	—	34,511
Class A common shares issued or to be issued in connection with the acquisition of all issued and outstanding equity securities of Primatope Therapeutics, Inc.	—	—	337,008	—	7,000	—	—	7,000
Exercise of options	—	—	50,070		181	—	—	181
Share-based compensation expense	—	—	—	—	2,893	—	—	2,893
Unrealized gain on short-term investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(65,821)	(65,821)
Balances at March 31, 2019	—	—	54,692,835	$15	$566,542	$8	$(260,046)	$306,519
Class A common shares issued or to be issued in connection with a milestone payment due to Primatope Therapeutics, Inc.	—	—	94,284	—	1,800	—	—	1,800
Exercise of options and issuance of shares under the employee share purchase plan	—	—	70,573	—	512	—	—	512
Share-based compensation expense	—	—	—	—	3,464	—	—	3,464
Unrealized gain on short-term investments	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	(37,191)	(37,191)
Balances at June 30, 2019	—	—	54,857,692	$15	$572,318	$101	$(297,237)	$275,197

	Convertible Preferred Shares		Common Shares		Additional	Accumulated		Total
	(Series A, B and C)		(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2017	22,885,492	119,770	4,288,329	$1	$1,289	$—	$(90,998)	$(89,708)
Issuance of Series C convertible preferred shares, net of issuance costs of $9,178	12,784,601	190,822	—	—	—	—	—	—
Exercise of options	—	—	4,574	—	17	—	—	17
Share-based compensation expense	—	—	—	—	558	—	—	558
Net loss	—	—	—	—	—	—	(15,982)	(15,982)
Balances at March 31, 2018	35,670,093	310,592	4,292,903	$1	$1,864	$—	$(106,980)	$(105,115)
Conversion of convertible preferred shares to common shares	(35,670,093)	(310,592)	35,670,093	8	310,584	—	—	310,592
Issuance of Class A common shares upon completion of initial public offering, net of underwriting discounts and commissions and offering costs	—	—	9,484,202	4	155,511	—	—	155,515
Share-based compensation expense	—	—	—	—	1,059	—	—	1,059
Unrealized gain on short term investments	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(20,259)	(20,259)
Balances at June 30, 2018	—	—	49,447,198	$13	$469,018	$7	$(127,239)	$341,799

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(103,012)	$(36,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	979	20
Share-based compensation expense	6,357	1,617
Class A common shares issued or to be issued as consideration for Primatope, including milestone payments	8,800	—
Loss on disposal of property and equipment	—	66
Non-cash rent expense	—	208
Accretion of discounts on short-term investments	(2,055)	—
Deferred income taxes	(1,390)	(463)
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	(1,009)	(2,965)
Accounts payable	(1,663)	(747)
Accrued expenses and other liabilities	2,720	5,616
Accrued milestones	(15,000)	—
Operating lease liabilities	(602)	—
Other long-term liabilities	943	—
Net cash used in operating activities	(104,932)	(32,889)
Cash flows from investing activities:
Purchases of property and equipment	(767)	(311)
Purchases of short-term investments	(273,488)	(73,676)
Proceeds from the maturities of short-term investments	306,340	—
Net cash provided by (used in) investing activities	32,085	(73,987)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred shares, net of issuance costs	—	190,822
Proceeds from issuance of Class A common shares upon completion of initial public offering, net of underwriting commissions and discounts, inclusive of the over-allotment option exercise	—	159,193
Proceeds from issuance of Class A common shares from follow-on offering, net of underwriting commissions and discounts, inclusive of the over-allotment option exercise	48,595	—
Proceeds from issuance of Class A1 common shares from private placement, net of underwriting commissions and discounts	34,511	—
Payments of offering costs	(118)	(2,825)
Proceeds from exercise of options and employee share purchase plan	693	17
Net cash provided by financing activities	83,681	347,207
Net increase in cash and cash equivalents and restricted cash	10,834	240,331
Cash and cash equivalents and restricted cash at beginning of period	72,186	45,660
Cash and cash equivalents and restricted cash at end of period	$83,020	$285,991

Supplemental information:
Cash paid for income taxes	$1,027	$148

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses and accounts payable	$—	$856
Property and equipment included in accrued expenses and accounts payable	$253	$—

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD

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

The Company is subject to risks and uncertainties common to early‑stage companies in the biopharmaceutical industry. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable.  The Company does not currently generate revenue from sales of any products, and it may never be able to develop or commercialize a marketable product. The Company has not yet successfully completed any Phase 3 or other pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial‑scale drug, or conducted sales and marketing activities. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and service providers. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”), Kiniksa Pharmaceuticals (Germany) GmbH (“Kiniksa Germany”), Kiniksa Pharmaceuticals (France) SARL (“Kiniksa France”) and Primatope Therapeutics, Inc. (“Primatope”), after elimination of all significant intercompany accounts and transactions.

In assessing the consolidation requirement for variable interest entities (“VIEs”), the Company focuses on identifying whether it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. In the event that the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE would be included in the Company’s consolidated financial statements.  At December 31, 2018 and during the year then ended and at June 30, 2019 and during the three and six months then ended, the Company was not the primary beneficiary of a VIE.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Transactions in other currencies are recorded in the functional currency at the rate of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are re-measured into the functional currency at the rate of exchange in effect at the balance sheet date. Exchange rate gains and losses arising from re-measurement of foreign currency-denominated monetary assets and liabilities are included in income or losses in the period in which they occur.

For the Company’s foreign subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resulting translation adjustments are reported as a component of accumulated other comprehensive loss within shareholders' equity.

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019 and the results of its operations for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

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

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2019, the Company had an accumulated deficit of $297,237. During the six months ended June 30, 2019, the Company incurred a net loss of $103,012 and used $104,932 of net cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2019, the Company had cash, cash equivalents and short-term investments of $287,447.

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

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At June 30, 2019 and December 31, 2018, cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market funds and cash on deposit at commercial banks.

Short-Term Investments

The Company generally invests its excess cash in money market funds and short-term investments in U.S. Treasury notes. Such investments included in short-term investments on the Company's consolidated balance sheets are considered available-for-sale debt securities and are reported at fair value with unrealized gains and losses included as a component of shareholders’ equity. Realized gains and losses, if any, on short-term investments are included in interest income.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. At June 30, 2019 and December 31, 2018, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions.  The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits.  The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Restricted Cash

In conjunction with the Company’s lease agreement entered into in March 2018 (see Note 5), the Company maintains a letter of credit for the benefit of the landlord. As of June 30, 2019 and December 31, 2018, the underlying cash balance of $210 securing this letter of credit, was classified as non‑current in its consolidated balance sheet.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, share‑based compensation expense, allocated facility‑related and depreciation expenses, third‑party license fees and external costs of outside vendors engaged to conduct preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non‑refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three and six months ended June 30, 2019, the Company’s other comprehensive loss was primarily related to unrealized gain on short-term investments as well as cumulative translation adjustments. For the three and six months ended June 30, 2018, there was no difference between net loss and comprehensive loss.

Net Loss per Share

The Company follows the two‑class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two‑class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two‑class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common shareholders is computed by adjusting net loss attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common shareholders is computed by dividing the diluted net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options, unvested restricted common shares and convertible preferred shares are considered potential dilutive common shares.

Prior to the closing of the IPO, when the Company’s convertible preferred shares converted to common shares, the Company's convertible preferred shares contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, for periods in which the Company reported a net loss attributable to common shareholders, such losses were not allocated to convertible preferred shareholders.  In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three and six months ended June 30, 2019 and 2018.

The Company identified an error in its calculation of weighted average shares for certain shares issued and outstanding during the three and six months ended June 30, 2018, which is not considered material to the previously issued financial statements. The previously issued financial statements were revised to reflect an adjustment to decrease weighted average common shares outstanding by 2,458,886 and 1,243,104 and increase net loss per share by $0.14 and $0.36 for the three and six months ended June 30, 2018, respectively.

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

3.           Fair Value of Financial Assets and Liabilities

Short-term investments as of June 30, 2019 and December 31, 2018 consisted of U.S. Treasury notes which investments are each due within six months of such respective period.  As of June 30, 2019 and December 31, 2018, the fair value of short-term investments was $204,637 and $235,328, respectively.  As of June 30, 2019, the amortized cost was $204,536 and gross unrealized gain was $101.  As of December 31, 2018, the amortized cost was $235,332 and gross unrealized loss was $4.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	5,460	—	—	5,460
Cash equivalents — U.S. Treasury notes	—	15,485	—	15,485
Short-term investments — U.S. Treasury notes	—	204,637	—	204,637
	$5,670	$220,122	$—	$225,792

	Fair Value Measurements
	as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	29,721	—	—	29,721
Cash equivalents — U.S. Treasury notes	—	15,634	—	15,634
Short-term investments — U.S. Treasury notes	—	235,328	—	235,328
	$29,931	$250,962	$—	$280,893

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

During the periods ended June 30, 2019 and December 31, 2018 there were no transfers between Level 1, Level 2 and Level 3.

The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company's cash equivalents and short-term investments as of June 30, 2019 and December 31, 2018 consisted of U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end. All of the Company’s other assets and liabilities are recorded at fair value.

4.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2019	2018
Furniture, fixtures and vehicles	$91	$91
Computer hardware and software	269	249
Leasehold improvements	3,225	2,676
Lab equipment	3,939	3,107
Construction in progress	133	552
Total property and equipment	7,657	6,675
Less: Accumulated depreciation	(1,298)	(319)
Total property and equipment, net	$6,359	$6,356

As of June 30, 2019, construction in progress is primarily comprised of lab equipment which the Company anticipates will be placed into service by the end of 2019.

Depreciation expense was $508 and $12 during the three months ended June 30, 2019 and 2018, respectively and $979 and $20 during the six months ended June 30, 2019 and 2018, respectively.

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

The components of lease cost consisted of operating lease costs and variable lease costs were $361 and $87 for the three months ended June 30, 2019, respectively and $762 and $109 for the six months ended June 30, 2019, respectively.  As of June 30, 2019, the weighted-average lease term was 1.98 years and the discount rate was 7.16%.

Maturities of operating leases liabilities were as follows:

As of June 30,
2019	$767
2020	1,821
2021	972
2022 and thereafter	—
Total future minimum lease payments	$3,560
Less imputed interest	(245)
Present value of lease liabilities	$3,315

Prior to the adoption of the new lease accounting standard, undiscounted future minimum rents payable as of December 31, 2018 under non-cancelable leases with the initial term exceeding one year were as follows:

As of December 31,
2019	$1,394
2020	1,821
2021	972
2022 and thereafter	—
Total future minimum lease payments	$4,187

6.           Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2019	2018
Accrued employee compensation and benefits	$3,983	$5,678
Accrued research and development expenses	13,709	9,656
Accrued legal and professional fees	1,128	994
Other	359	90
	$19,179	$16,418

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

7.           Convertible Preferred Shares

As of December 31, 2017, the Company’s bye-laws, as amended and restated, designated 22,885,492 authorized shares to be issued as convertible preferred shares with a par value of $0.000273235 per share, of which 17,128,120 shares were further designated as Series A convertible preferred shares (the “Series A preferred shares”) and 5,757,372 shares were further designated as Series B convertible preferred shares (the "Series B preferred shares"). In February 2018, the Company’s bye-laws were further amended and restated to, among other things, effect an increase in the number of authorized convertible preferred shares with a par value of $0.000273235 per share to 35,670,093 shares, of which 12,784,601 shares were further designated as Series C convertible preferred shares (the "Series C preferred shares"). The holders of convertible preferred shares had liquidation rights in the event of a deemed liquidation that, in certain situations, was not solely within the control of the Company. Therefore, the Series A, Series B and Series C convertible preferred shares (collectively, the “Preferred Shares”) were classified outside of shareholders' equity.

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

In May 2018, upon the completion of the IPO (which qualified as a “Qualified IPO” under the Company’s bye-laws, as amended and restated), all of the outstanding Preferred Shares were converted into 5,546,019 Class A common shares, 1,070,502 Class B common shares, 12,995,954 Class A1 common shares and 16,057,618 Class B1 common shares in accordance with the Company’s bye-laws, as amended and restated.  In connection with the completion of the IPO in May 2018, the Company adopted the Amended & Restated Bye-Laws to, among other things, authorize the issuance of undesignated preferred shares. As of June 30, 2019, no preferred shares were designated or issued.

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

The rights of the holders of the Company’s Class A common shares, Class B common shares, Class A1 common shares and Class B1 common shares are identical, except with respect to voting and conversion, as described below. As of December 31, 2017, the voting, dividend and liquidation rights of the holders of the Company’s common shares were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Shares as set forth above. In May 2018, following the conversion of the Preferred Shares into common shares, the voting, dividend and liquidation rights of the holders of the Company’s common shares were then subject to and qualified by the rights, powers and preferences of the holders of the preferred shares, if any.  As of June 30, 2019, no preferred shares were designated or issued.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Dividends

Common shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2017, any such dividends would have been subject to the preferential dividend rights of the holders of the Preferred Shares. In May 2018, following the conversion of the Preferred Shares into common shares, any such dividends would be subject to the rights, powers and preferences of any preferred shares that may be issued by the Company.  As of June 30, 2019, no preferred shares were designated or issued. Through June 30, 2019, no cash dividends have been declared or paid.

Conversion

Each Class B common share shall automatically convert into one Class A common share upon certain transfers of such shares by the holder thereof (subject to certain exceptions). Each Class B common share is convertible, at the holder’s election into one Class A common share or one Class B1 common share. Each Class A1 common share is convertible into one Class A common share at the holder’s election. Each Class B1 common share shall automatically convert into one Class A common share upon certain transfers of such shares by the holder thereof (subject to certain exceptions).  Each Class B1 common share is convertible into one Class A common share or one Class B common share at the holder’s election. There are no conversion rights associated with the Class A common shares.

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

Options

Stock option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2018	5,960,939	$6.98
Granted	1,808,688	$12.35
Exercised	(91,640)	$2.60
Forfeited	(302,731)	$12.56
Outstanding as of June 30, 2019	7,375,256	$8.12

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of options granted to employees and directors under the Plans during the three and six months ended June 30, 2019 and 2018 were as follows, presented on a weighted-average basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.16%	2.87%	2.48%	2.72%
Expected term (in years)	5.97	5.95	6.18	6.51
Expected volatility	78.88%	74.83%	78.35%	75.22%
Expected dividend yield	—%	—%	—%	—%

Share‑Based Compensation

Share‑based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development expenses	$1,504	$363	$2,691	$565
General and administrative expenses	1,960	696	3,666	1,052
	$3,464	$1,059	$6,357	$1,617

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

The following table summarizes restricted share activity for the six months ended June 30, 2019:

	Class A		Class B
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted shares outstanding as of December 31, 2018	133,812	$0.000273235	743,407	$0.000273235
Granted	—	—	—	—
Vested	(104,076)	$0.000273235	(594,726)	$0.000273235
Unvested restricted shares outstanding as of June 30, 2019	29,736	$0.000273235	148,681	$0.000273235

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

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, including milestone payments of $4,000 and $10,000 paid during the year ended December 31, 2017 and the six months ended June 30, 2019, respectively, each payment was associated with the achievement of a specified clinical milestone event.  Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the three and six months ended June 30, 2019, the Company recorded research and development expense of $164 and $10,166, respectively, primarily related to milestone payment and other payments associated with the achievement of a specified clinical milestone event due under the Biogen Agreement.  During the three and six months ended June 30, 2018, the Company recorded research and development expense of $19 and $30 in connection with annual maintenance fees for the retained contracts due under the Biogen Agreement.

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

Under the Novo Nordisk Agreement, the Company was also required to make a payment of $150 upon completion of the technology transfer by Novo Nordisk. The technology was transferred during the six months ended June 30, 2018 and, as a result, this payment was made and is recorded in the Company's consolidated statement of operations for the six months ended June 30, 2018. In addition, the Company is obligated to make milestone payments upon the achievement of specified clinical, regulatory and initial sales milestones and upon the achievement of annual net sales thresholds, including a payment of $1,000 upon the earlier to occur of a specified regulatory milestone and January 2020, unless the Novo Nordisk Agreement is earlier terminated by either party. As of June 30, 2019 and December 31, 2018, the Company determined that the payment related to the milestone was not probable and, therefore, no amount was recorded in the Company's consolidated statement of operations and comprehensive loss during the three and six months ended June 30, 2019 and 2018. The Company has also agreed to pay royalties on annual net sales of products licensed under the agreement.

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

The Company did not incur any research and development expense directly related to milestone payments due under the Novo Nordisk Agreement during the three and six months ended June 30, 2019 and the three months ended June 30, 2018.  During the six months ended June 30, 2018 the Company recorded research and development expense of $150, in connection with the completion of technology transfer payment due under the Novo Nordisk Agreement.

Primatope Stock Purchase Option Agreement

In September 2017, the Company entered into a stock purchase option agreement (the “Primatope Agreement”) with Primatope Therapeutics, Inc. (“Primatope”), pursuant to which the Company was granted a license to certain intellectual property rights owned or controlled by Primatope to research, develop, and manufacture the preclinical antibody, KPL‑404.

The agreement provided the Company with an exclusive call option to purchase 100% of the equity securities of Primatope. Upon execution of the agreement, the Company made $500 in upfront payments for the initial option period through April 2018 (the “Initial Option Period”). The Primatope Agreement allowed for up to three extensions of the Initial Option Period through January 2019 (including the initial option period, the “Option Period”) for total extension payments of up to $800. Through December 31, 2018, the Company made payments totaling $800 to extend the Option Period to January 15, 2019. During the Option Period, the Company could conduct research and preclinical work to assess the viability of the asset.

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

In January 2019, the Company exercised the call option and  in March 2019, the Company acquired all of the issued and outstanding equity securities of Primatope (the “Primatope Acquisition”) in exchange for $18,000 comprised of upfront consideration of $10,000 at closing and milestone payments of $5,000,which had been achieved as of the closing date, and a milestone of $3,000, which was achieved during the six months ended June 30, 2019, each paid in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the Primatope Agreement. At the closing of the Primatope Acquisition, Primatope became a wholly owned subsidiary of the Company and the acquisition was accounted for as an asset acquisition as it did not meet the definition of a business.  The Company recorded the upfront payment and milestone payments as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use.

During the three months ended June 30, 2019, the Company did not incur any research and development expense directly in connection with milestone or other payments related to the Primatope Acquisition or the Primatope Agreement.  During the six months ended June 30, 2019, the Company recorded research and development expense of $18,000 related to the Primatope Acquisition.  During the three and six months ended June 30, 2018, the Company recorded research and development expense of $250, related to the extension of the option period under the Primatope Agreement.

Beth Israel Deaconess Medical Center License Agreement

As a result of the Primatope Acquisition, the Company acquired the rights to an exclusive license to certain intellectual property rights controlled by Beth Israel Deaconess Medical Center, Inc. (“BIDMC”) to make, use, develop and commercialize KPL-404 (the “BIDMC Agreement”).  Under the BIDMC Agreement, the Company is solely responsible for all development, regulatory and commercial activities and costs. The Company is also responsible for costs related to filing, prosecuting and maintaining the licensed patent rights.  Under the BIDMC Agreement, the Company is obligated to pay an insignificant annual maintenance fee as well as clinical and regulatory milestone payments of up to an aggregate of $1,200 to BIDMC.  The Company is also obligated to pay a low single-digit royalty on annual net sales of products licensed under the agreement.

The Company did not incur any research and development expense in connection with the BIDMC Agreement during the three and six months ended June 30, 2019.

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

The parties also entered into a clinical supply agreement under which Regeneron agreed to manufacture the developed product during the clinical phase. During the three and six months ended June 30, 2019, the Company recorded research and development expense of $3,127 and $3,642, respectively, and during the three and six months ended June 30, 2018, the Company recorded research and development expense of $1,201 and $1,577, respectively, related to the purchase of drug materials under this agreement.  As of June 30, 2019 and December 31, 2018, the Company has non-cancelable purchase commitments under the clinical supply agreement (see Note 12).

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

During the three and six months ended June 30, 2019 and June 30, 2018, the Company recorded research and development expense of $3,127, $3,642, $1,201 and $1,577, respectively, related to the purchase of drug materials under the clinical supply agreement with Regeneron.   During the three and six months ended June 30, 2019 and 2018, the Company did not record research and development expense in connection with milestone payments due under the Regeneron Agreement.

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

In exchange for these rights, the Company made an upfront payment of $8,000. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use. In addition, the Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in aggregate for the first two indications, including, a $5,000 pass‑through payment due upon the achievement of a specified clinical milestone event which was met in the fourth quarter of 2018. Also included is a milestone payment of $10,000 due upon the earlier to occur of a specified regulatory milestone and December 31, 2018, unless the MedImmune Agreement is earlier terminated by either party. As of December 31, 2018 and 2017, the Company determined that the payment related to this milestone was probable and, therefore, recognized research and development expense and an accrued milestone of $10,000 during the year ended December 31, 2017. During the six months ended June 30, 2019, the Company made both the $5,000 and $10,000 milestone payments in accordance with the MedImmune Agreement.  In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000 and higher. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double‑digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

During the three and six months ended June 30, 2019 and 2018, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common shareholders	$(37,191)	$(20,259)	$(103,012)	$(36,241)
Denominator:
Weighted average common shares outstanding—basic and diluted	54,475,476	18,328,402	53,225,710	10,492,474
Net loss per share attributable to common shareholders— basic and diluted	$(0.68)	$(1.11)	$(1.94)	$(3.45)

The Company’s unvested restricted common shares have been excluded from the computation of basic net loss per share attributable to common shareholders.

The Company's potentially dilutive securities, which include options and unvested restricted shares have been excluded from the computation of diluted net loss per share attributable to common shareholders as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2019	2018
Options to purchase common shares	7,375,256	4,805,037
Unvested restricted shares	178,417	1,412,472
	7,553,673	6,217,509

12.         Commitments and Contingencies

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non‑contingent payments (see Note 10).

Manufacturing Commitments

The Company entered into agreements with several contract manufacturing organizations to provide preclinical and clinical trial materials.  As of June 30, 2019 and December 31, 2018, the Company had committed to minimum payments under these agreements totaling $7,021 and $12,012, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it did not accrue any liabilities related to such obligations in its consolidated financial statements as of June 30, 2019 and December 31, 2018.

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

Our lead candidate is rilonacept, an interleukin‑1α, and interleukin‑1β, cytokine trap. We are developing rilonacept for the potential treatment of recurrent pericarditis, a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. We are enrolling a global, double-blind, placebo‑controlled, randomized‑withdrawal design, pivotal Phase 3 clinical trial of rilonacept in subjects with recurrent pericarditis, named RHAPSODY. We expect top-line results from this trial in the second half of 2020. We also completed an open‑label Phase 2 proof‑of‑concept clinical trial in subjects with both symptomatic recurrent pericarditis as well as other patient subsets within pericarditis, including asymptomatic steroid‑dependent subjects with recurrent pericarditis and subjects with post‑pericardiotomy syndrome. We expect final data from this trial in the second half of 2019.

Mavrilimumab is a monoclonal antibody that antagonizes granulocyte-macrophage colony stimulating factor. We are evaluating mavrilimumab for the potential treatment of giant cell arteritis, or GCA, a chronic inflammatory disease of the medium-large blood vessels with an estimated U.S. prevalence of approximately 75,000 to 150,000 patients. We are enrolling a randomized, double‑blind, placebo‑controlled, global Phase 2 proof‑of‑concept trial for the study of mavrilimumab in GCA. We expect top-line data from this trial in the second half of 2020.

KPL‑716 is a monoclonal antibody that simultaneously inhibits the signaling of the cytokines interleukin 31, or IL-31, and oncostatin M, or OSM, by targeting their common receptor subunit, oncostatin M receptor beta, or OSMRβ. We are enrolling a randomized, double-blind, placebo-controlled, Phase 2a clinical trial of KPL-716 in subjects with prurigo nodularis, a chronic inflammatory skin condition with an estimated U.S. prevalence of approximately 300,000 patients. We expect top-line data from this trial in the first half of 2020. We are also enrolling an exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus. This randomized, double-blind, placebo-controlled trial is designed to identify chronic pruritic conditions where signaling through OSMRβ may be playing a role and to investigate the efficacy. safety and tolerability of KPL-716 in reducing the moderate-to-severe pruritus experienced by these subjects. We expect top-line data from this study on a cohort-by-cohort basis throughout 2020. Our Phase 1a/1b clinical trial of KPL-716 in healthy volunteers and subjects with moderate to severe atopic dermatitis experiencing moderate to severe pruritus included a single-dose Phase 1b cohort in subjects experiencing moderate to severe atopic dermatitis. We completed enrollment in a 12 week, repeated single dose cohort of the Phase 1b clinical trial, which was designed to provide safety and exploratory data on disease response markers. We announced interim data from this cohort in August 2019.

KPL‑404 is a monoclonal antibody inhibitor of the CD40 co‑stimulatory molecule. We are continuing our preclinical activities with KPL‑404 in T‑cell dependent, B‑cell mediated diseases, and expect to file an investigational new drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for this program in the second half of 2019 and initiate a Phase 1 clinical trial in the first half of 2020.

KPL‑045, is a monoclonal antibody inhibitor of the CD30L co‑stimulatory molecule. We are evaluating the progression of KPL-045 based on preclinical data from the program in the context of our portfolio.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $103.0 million and $36.2 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $297.3 million. We expect to continue to incur significant operating losses for at least the next several years as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in‑licensing or acquisition of additional product candidates. We expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

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

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $287.4 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”  Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred. These expenses may include:

•	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;
•

expenses incurred under agreements with contract research organizations, or CROs, that are primarily engaged in the oversight and conduct of our clinical trials and contract manufacturing organizations, or CMOs, that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs;

•

other costs related to acquiring and manufacturing preclinical studies and clinical trial materials, including manufacturing validation batches, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

•	payments made in cash or equity securities under third‑party licensing, acquisition and other similar agreements;
•	employee‑related expenses, including salaries and benefits, travel and share‑based compensation expense for employees engaged in research and development functions;
•	costs related to compliance with regulatory requirements; and
•	allocated facilities‑related costs, depreciation and other expenses, which include rent and utilities.

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

Our direct research and development expenses are tracked on a program‑by‑program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under license, acquisition and other similar agreements. We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities.

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Rilonacept	$8,932	$2,903	$14,296	$4,126
Mavrilimumab	3,136	2,465	8,710	2,743
KPL-716 (1)	6,577	6,712	23,024	13,928
KPL-404 (2)	1,177	671	20,603	1,046
KPL-045	607	890	2,505	1,327
Unallocated research and development expenses	10,419	3,559	20,963	6,661
Total research and development expenses	$30,848	$17,200	$90,101	$29,831

(1)

The amount for the six months ended June 30, 2019 includes expense of $10.0 million related to an accrued milestone under our asset purchase agreement with Biogen MA, Inc., or Biogen, associated with the achievement of a specified clinical milestone event.

(2)

The amount for the six months ended June 30, 2019, includes expense of $18.0 million related to our acquisition of the issued and outstanding equity securities of Primatope, comprised of upfront consideration of $10.0 million at closing, and milestone payments of $5.0 million, which had been achieved as of the closing date, and $3.0 million, which was achieved during the six months ended June 30 2019, each paid in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the Primatope Agreement.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we complete our ongoing and planned clinical trials for rilonacept, mavrilimumab and KPL‑716, as well as conduct other preclinical and clinical development including regulatory filings for our other product candidates and our discovery research efforts and our related personnel costs will increase, including costs associated with share‑based compensation. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates.

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
•	establishing an appropriate safety and efficacy profile with IND-enabling and clinical studies;
•	successful patient enrollment in and the initiation and completion of clinical trials;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the FDA;
•	the extent of any required post‑marketing approval commitments to applicable regulatory authorities;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$30,848	$17,200	$13,648
General and administrative	8,441	4,327	4,114
Total operating expenses	39,289	21,527	17,762
Loss from operations	(39,289)	(21,527)	(17,762)
Interest income	1,724	1,066	658
Loss before benefit for income taxes	(37,565)	(20,461)	(17,104)
Benefit for income taxes	374	202	172
Net loss	$(37,191)	$(20,259)	$(16,932)

Research and Development Expenses

	Three Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Rilonacept	$8,932	$2,903	$6,029
Mavrilimumab	3,136	2,465	671
KPL-716	6,577	6,712	(135)
KPL-404	1,177	671	506
KPL-045	607	890	(283)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	7,578	2,816	4,762
Other	2,841	743	2,098
Total research and development expenses	$30,848	$17,200	$13,648

Research and development expenses were $30.8 million for the three months ended June 30, 2019, compared to $17.2 million for the three months ended June 30, 2018. The increase of $13.6 million was due to an increase in external fees related to our development programs in connection with our preclinical and clinical research and development, including procurement of clinical drug supply as well as manufacturing and development of clinical drug supply.

The direct costs for our rilonacept program were $8.9 million during the three months ended June 30, 2019, compared to $2.9 million during the three months ended June 30, 2018, or an increase of $6.0 million.  During the three months ended June 30, 2019, expenses incurred primarily related to our clinical research and development for our global, pivotal Phase 3 clinical trial in recurrent pericarditis, including purchases of drug materials under our clinical supply agreement with Regeneron, compared to the three months ended June 30, 2018, in which expenses incurred were primarily related to our clinical research and development for our open-label Phase 2 proof-of-concept clinical trial.

The direct costs for our mavrilimumab program were $3.1 million during the three months ended June 30, 2019, compared to $2.5 million during the three months ended June 30, 2018, or an increase of $0.6 million.  During the three months ended June 30, 2019, expenses incurred related primarily to our global Phase 2 clinical trial in GCA and manufacturing process development related expenses compared to the three months ended June 30, 2018, in which expenses incurred related primarily to preparation for our global Phase 2 clinical trial in GCA, including manufacturing development costs.

The direct costs for our KPL‑716 program were $6.6 million during the three months ended June 30, 2019, compared to $6.7 million during the three months ended June 30, 2018, or a decrease of $0.1 million. During the three months ended June 30, 2019, expenses incurred primarily related to our Phase 2a clinical trial in prurigo nodularis and trial initiation costs for our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus, including manufacturing and development costs for our clinical drug supply compared to the three months ended June 30, 2018, in which expenses incurred related primarily to our Phase 1a/1b clinical trial and our LOTUS-PN observational study, including manufacturing and development costs for our clinical drug supply.

The direct costs for our KPL‑404 program were $1.2 million during the three months ended June 30, 2019, compared to $0.7 million during the three months ended June 30, 2018, or an increase of $0.5 million.  During the three months ended June 30, 2019, expenses incurred primarily related to preclinical research and development, including manufacturing development costs.    During the three months ended June 30, 2018, expenses incurred related to preclinical research and development, including manufacturing development costs as well as expenses related to the extension of the option period under the Primatope Agreement.

The direct costs for our KPL‑045 program were $0.6 million during the three months ended June 30, 2019, compared to $0.9 million during the three months ended June 30, 2018, or a decrease of $0.3 million.  During the three months ended June 30, 2019, expenses incurred related to preclinical research and development, compared to the three months ended June 30, 2018, in which expenses incurred related to preclinical research and development, including manufacturing development costs.

Unallocated research and development expenses were $10.4 million for the three months ended June 30, 2019 compared to $3.6 million for the three months ended June 30, 2018. The increase of $6.8 million in unallocated research and development expenses was due to an increase of $4.7 million in personnel-related costs, including share-based compensation, and an increase of $2.1 million in other costs, including operating costs for our laboratory as well as research costs related to potential future programs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for coordinating with CMOs on process development and manufacturing of drug supply and coordinating with CROs on the conduct and oversight of our current and planned clinical trials as well as research studies and development programs for our product candidates. Personnel-related costs for the three months ended June 30, 2019 and 2018 included share-based compensation of $1.5 million and $0.4 million, respectively.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the three months ended June 30, 2019 compared to $4.3 million for the three months ended June 30, 2018. The increase of $4.1 million was due to increases of $2.9 million in personnel-related costs and $1.2 million in professional fees and other expenses. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions, primarily in our corporate departments, including legal, finance and human resources, as we continued to expand our operations to support the organization and our status as a public company. Personnel-related costs for the three months ended June 30, 2019 and 2018 included share-based compensation of $2.0 million and $0.7 million, respectively. Professional fees increased due to legal costs incurred in connection with maintaining and registering worldwide patents and costs associated with our ongoing business operations, as well as higher accounting, recruiting, market research expenses and other costs incurred due to being a public company.

Interest Income

Interest income was $1.7 million for the three months ended June 30, 2019 compared to $1.1 million for the three months ended June 30, 2018. The increase was due to both higher average invested balances and higher interest rates on U.S. Treasury notes.

Benefit for Income Taxes

For the three months ended June 30, 2019 and 2018, we recorded an insignificant benefit for income taxes.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$90,101	$29,831	$60,270
General and administrative	16,835	8,036	8,799
Total operating expenses	106,936	37,867	69,069
Loss from operations	(106,936)	(37,867)	(69,069)
Interest income	3,533	1,371	2,162
Loss before benefit for income taxes	(103,403)	(36,496)	(66,907)
Benefit for income taxes	391	255	136
Net loss	$(103,012)	$(36,241)	$(66,771)

Research and Development Expenses

	Six Months Ended
	June 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Rilonacept	$14,296	$4,126	$10,170
Mavrilimumab	8,710	2,743	5,967
KPL-716	23,024	13,928	9,096
KPL-404	20,603	1,046	19,557
KPL-045	2,505	1,327	1,178
Unallocated research and development expenses:
Personnel related (including share-based compensation)	14,514	5,273	9,241
Other	6,449	1,388	5,061
Total research and development expenses	$90,101	$29,831	$60,270

Research and development expenses were $90.1 million for the six months ended June 30, 2019, compared to $29.8 million for the six months ended June 30, 2018. The increase of $60.3 million was primarily due to an increase in external fees related to our development programs, the primary drivers of the increase included $18.0 million of expense related to the acquisition of the issued and outstanding equity securities of Primatope, comprised of upfront consideration of $10.0 million paid at closing and milestone payments of $5.0 million, which had been achieved as of the closing date, and $3.0 million, which was achieved during the six months ended June 30, 2019, each paid in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the Primatope Agreement.  Also, contributing to the increase was $10.0 million related to an accrued milestone under our asset purchase agreement with Biogen associated with the achievement of a specified clinical milestone event.  In addition, we had an increase in external spend for our programs of approximately $18.0 million as well as an increase of $14.3 million in unallocated research and development expenses.

The direct costs for our rilonacept program during the six months ended June 30, 2019 were $14.3 million, compared to $4.1 million during the six months ended June 30, 2018, or an increase of $10.2 million.  During the six months ended June 30, 2019, expenses incurred primarily related to our clinical research and development for our global pivotal Phase 3 clinical trial in recurrent pericarditis, including purchases of drug materials under our clinical supply agreement with Regeneron, as well as for our open-label Phase 2 proof-of-concept clinical trial compared to the six months ended June 30, 2018, in which expenses incurred were primarily related to clinical research and development with our open-label Phase 2 proof-of-concept clinical trial and preparation for our global pivotal Phase 3 clinical trial in recurrent pericarditis.

The direct costs for our mavrilimumab program during the six months ended June 30, 2019 were $8.7 million, compared to $2.7 million during the six months ended June 30, 2018, or an increase of $6.0 million.  During the six months ended June 30, 2019, expenses incurred related primarily to our global Phase 2 trial in GCA and manufacturing process development related expenses compared to the six months ended June 30, 2018, in which expenses related primarily to preparation for our global Phase 2 trial in GCA.

The direct costs of our KPL-716 program were $23.0 million during the six months ended June 30, 2019, compared to $13.9 million during the six months ended June 30, 2018, or an increase of $9.1 million. During the six months ended June 30, 2019, expenses incurred related primarily to a milestone payment of $10.0 million under our asset purchase agreement with Biogen associated with the achievement of a specified clinical milestone event as well as expenses incurred for our Phase 2a clinical trial in prurigo nodularis; our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus; our Phase 1b clinical trial, as well as manufacturing and development costs for our clinical drug supply, compared to the six months ended June 30, 2018, in which expenses incurred related primarily to our Phase 1a/1b clinical trial and our LOTUS-PN observational study, including manufacturing and development costs for our clinical drug supply.

The direct costs for our KPL-404 program during the six months ended June 30, 2019 were $20.6 million, compared to $1.0 million during the six months ended June 30, 2018, or an increase of $19.6 million.  During the six months ended June 30, 2019, expenses incurred primarily related to $18.0 million of expense related to the acquisition of the issued and outstanding equity securities of Primatope, comprised of upfront consideration of $10.0 million paid at closing and milestone payments of $5.0 million, which had been achieved as of the closing date, and $3.0 million, which was achieved during the six months ended June 30, 2019, each paid in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the Primatope Agreement.  During the six months ended June 30, 2018, expenses incurred related to $0.7 million of direct costs related to clinical research and development, including manufacturing development costs as well as $0.3 million related to the extension of the option period under our stock purchase option agreement with Primatope.    The Primatope acquisition was accounted for as an asset acquisition as it did not meet the definition of a business.  We recorded the upfront payment, milestone payments and the accrued milestone as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use.

The direct costs for our KPL-045 program during the six months ended June 30, 2019 were $2.5 million, compared to $1.3 million during the six months ended June 30, 2018, or an increase of $1.2 million.  During the six months ended June 30, 2019, expenses incurred related to preclinical research and development, including manufacturing development costs, compared to the six months ended June 30, 2018, in which expenses incurred related to $1.1 million of direct costs related to preclinical research and development, including manufacturing development costs, as well as $0.2 million related to a technology transfer payment under our license agreement with Novo Nordisk A/S, or NovoNordisk.

Unallocated research and development expenses were $21.0 million for the six months ended June 30, 2019 compared to $6.7 million for the six months ended June 30, 2018. The increase of $14.3 million in unallocated research and development expenses was due to an increase of $9.2 million in personnel-related costs, including share-based compensation, and an increase of $5.1 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for coordinating with CMOs on process development and manufacturing of drug supply and coordinating with CROs on the conduct and oversight of our current and planned clinical trials as well as research studies and development programs for our product candidates. Personnel-related costs for the six months ended June 30, 2019 and 2018 included share-based compensation of $2.7 million and $0.6 million, respectively.

General and Administrative Expenses

General and administrative expenses were $16.8 million for the six months ended June 30, 2019 compared to $8.0 million for the six months ended June 30, 2018. The increase of $8.8 million was primarily due to increases of $6.5 million in personnel-related costs and $2.3 million in professional fees and other costs. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions, primarily in our corporate, finance and human resources departments, as we continued to expand our operations to support the organization, including our status as a public company. Personnel-related costs for the six months ended June 30, 2019 and 2018 included share-based compensation of $3.7 million and $1.1 million, respectively. Professional fees increased due to legal costs incurred in connection with maintaining and registering worldwide patents and costs associated with our ongoing business operations, as well as higher accounting, recruiting, market research expenses and other costs incurred due to being a public company.

Interest Income

Interest income was $3.5 million for the six months ended June 30, 2019 compared to $1.4 million for the six months ended June 30, 2018. The increase was due to both higher average invested balances and higher interest rates on U.S. Treasury notes.

Benefit for Income Taxes

We recorded an insignificant benefit for income taxes for the six months ended June 30, 2019 and 2018.

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

On May 29, 2018, we completed the IPO of 8,477,777 Class A common shares at a public offering price of $18.00 per share for gross proceeds of $152.6 million. In addition, on June 22, 2018, we completed the sale of 1,006,425 Class A common shares to the underwriters of the IPO following the exercise in part of their over-allotment option to purchase additional shares at a public offering price of $18.00 per share for gross proceeds of $18.1 million. The aggregate net proceeds to us from the IPO, inclusive of the over-allotment option exercise, was $155.5 million after deducting underwriting discounts and commissions and other offering costs.

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

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $287.4 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(104,932)	$(32,889)
Net cash provided by (used in) investing activities	32,085	(73,987)
Net cash provided by financing activities	83,681	347,207
Net increase in cash and cash equivalents and restricted cash	$10,834	$240,331

Operating Activities

During the six months ended June 30, 2019, operating activities used $104.9 million of cash, primarily resulting from our net loss of $103.0 million, partially offset by non-cash charges of $12.7 million and net cash used by changes in our operating assets and liabilities of $14.6 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted of a $15.0 million decrease in accrued milestones, a $1.6 million decrease in accounts payable, a $0.6 million decrease in operating lease liabilities, a $1.0 million increase in prepaid expenses and other current assets, partially offset by a $0.9 million increase in other long-term liabilities and a $2.7 million increase in accrued expenses. The decrease in accrued milestones resulted from the payment of outstanding milestones.  The decrease in accounts payable was primarily due to the timing of vendor invoicing and payments.  The increase in prepaid expenses and other current assets was due to interest receivable and prepaid expenses to CMOs related to manufacturing development and CROs related to our clinical trials.  The decrease in operating lease liabilities is due to monthly payments for our right of use assets.

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

Investing Activities

During the six months ended June 30, 2019 investing activities provided $32.1 million of cash, consisting of $306.4 million from proceeds of maturities of short-term investments, partially offset by $0.8 million of purchases of property and equipment and $273.5 million of purchases of short-term investments.

During the six months ended June 30, 2018, investing activities used $74.0 million of cash, consisting of $0.3 million of purchases of property and equipment and $73.7 million of purchases of short-term investments.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $83.7 million, primarily consisting of net proceeds of $83.0 million from our issuance and sale of Class A common shares in a follow-on public offering, inclusive of the exercise in part of the underwriters’ over-allotment option to purchase additional Class A common shares and concurrent issuance and sale of Class A1 common shares in a private placement, after deduction of underwriting commissions and discounts and other offering costs.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the clinical trials and preclinical activities of our product candidates. Additionally, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our expenses will also increase as we:

•	continue to conduct our current clinical trials and/or initiate our planned clinical trials, for rilonacept, mavrilimumab, KPL‑716 and KPL-404, as applicable;
•	manufacture, or have manufactured on our behalf, our preclinical and clinical drug material and develop processes for late stage and commercial manufacturing;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

•	advance preclinical development of our early‑stage programs;
•	maintain, expand and protect our intellectual property portfolio; and
•	in‑license or acquire other product candidates and technologies or their related businesses, if we determine to do so.

We believe that our existing cash, cash equivalents and short‑term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we may require additional capital if we choose to pursue in‑licenses or acquisitions of other product candidates and technologies or their related businesses. If we receive regulatory approval for rilonacept or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs, timing and ability to manufacture our product candidates to supply our clinical and preclinical development efforts and our clinical trials;
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

Contractual Obligations and Commitments

During the six months ended June 30, 2019, there were no material changes outside the ordinary course of our business to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the Annual Report. See Note 12 to our consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” of this Quarterly Report for a discussion of obligations and commitments.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the six months ended June 30, 2019, there were no material changes to our critical accounting policies, other than the adoption of the new leasing standard. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	accrued research and development expenses; and
•	share-based compensation.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2019, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses related to expenses for research and development and our ongoing operations. Our net losses for the six months ended June 30, 2019 and 2018 were $103.0 million and $36.2 million, respectively. As of June 30, 2019, we had an accumulated deficit of $297.2 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we:

•

continue our research and preclinical and clinical development of our product candidates, including our global, pivotal Phase 3 clinical trial for rilonacept for the treatment of recurrent pericarditis, named RHAPSODY,  our global Phase 2 clinical trial with mavrilimumab for the treatment of giant cell arteritis, or GCA, our Phase 2a clinical trial with KPL‑716 in prurigo nodularis and our exploratory Phase 2 clinical trial for KPL-716 in diseases characterized by chronic pruritus;

•

advance the development of our preclinical programs, including our plans to file an investigational new drug application, or IND, for KPL-404 and our evaluation of KPL-045 based on preclinical data in the context of our portfolio;

•	initiate other potential additional preclinical studies and clinical trials for our product candidates;
•	increase our manufacturing capabilities or add additional manufacturers or suppliers;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
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

The development and commercialization of biopharmaceutical products is capital intensive. We are advancing our product candidates through preclinical and clinical development, including our multiple ongoing global clinical trials for our product candidates, rilonacept, mavrilimumab and KPL‑716. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of, and, if successful, seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to manufacturing, product sales, marketing and distribution. As our product candidates progress through development and towards commercialization, we will need to make milestone payments and if successful, eventually royalty payments, to the licensors and other third parties from whom we have acquired our product candidates. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce or eliminate certain of our clinical development plans, research and development programs or future commercialization efforts.

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private equity, debt financings or other sources. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the results from, and the time and cost necessary for, completing our global, pivotal Phase 3 clinical trial for rilonacept in recurrent pericarditis, RHAPSODY, our global Phase 2 clinical trial for mavrilimumab in GCA, our Phase 2a clinical trial for KPL-716 in prurigo nodularis, our exploratory Phase 2 clinical trial for KPL-716 in diseases characterized by chronic pruritus, as well as our planned filing of an IND for KPL-404 and our evaluation of KPL-045 based on preclinical data in the context of our portfolio;

•	the number, size and type of preclinical activities and any additional clinical trials;
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

•	the time and cost necessary to respond to technological and market developments;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	any product liability or other lawsuits related to our product candidates or any activities;
•	the costs associated with being a public company;

•	our need and ability to hire additional personnel; and
•	the receptivity of the capital markets to financings by biopharmaceutical companies generally and companies with product candidates and technologies such as ours specifically.

Any additional fundraising efforts may divert our management from their day‑to‑day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs when they arise. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our preclinical studies, clinical trials or other research or development programs, or the commercialization of any product candidate. We may also be unable to expand our operations or otherwise capitalize on our business opportunities or may be required to relinquish rights to our product candidates or products. Any of these occurrences could materially affect our business, financial condition and results of operations.

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

We do not currently generate any revenue from sales of any products, and we may never be able to develop or commercialize marketable products. We have three product candidates in various stages of clinical development and two at the preclinical development stage. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them, and they may not be approved. Although rilonacept is approved and marketed for human use for the treatment of cryopyrin-associated periodic syndrome, or CAPS, in the United States by Regeneron, we are studying rilonacept for the treatment of a different indication called recurrent pericarditis, for which we have completed a Phase 2 clinical trial and which is currently in a global, pivotal Phase 3 clinical trial, RHAPSODY. Mavrilimumab has been through Phase 2 clinical trials conducted by MedImmune for the treatment of rheumatoid arthritis, or RA, but our global Phase 2 clinical trial with mavrilimumab is for the treatment of GCA. Our third clinical‑stage product candidate, KPL‑716, is being studied in a Phase 2a clinical trial in prurigo nodularis and an exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus.  We also have preclinical product candidates that would need to progress through studies to enable an IND prior to clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. Our assumptions about why these product candidates are worthy of future development and potential approval in these, or any, indications are based on either indirect data primarily collected by other companies or our preclinical and clinical trials.

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

Each of our product candidates require additional preclinical or clinical development, regulatory approval in one or more jurisdictions, obtaining manufacturing capacity and expertise, success manufacture of clinical supply, building a commercial organization, substantial investment and significant marketing efforts before we will be able to generate any revenue from product sales. The success of our product candidates depends upon several factors, including the following:

•

successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, conducted, where applicable, under the FDA’s Good Laboratory Practice, or GLP, regulations;

•

submission to and acceptance by the FDA of INDs and of clinical trial applications to foreign governmental authorities for our product candidates to commence planned clinical trials or future clinical trials;

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

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
•	successful commercial launch of our product candidates, if and when approved;

•	acceptance of our products, if and when approved, by patients, the medical community and third‑party payors;
•	effective competition with other therapies;
•	establishment and maintenance of adequate healthcare coverage and reimbursement;
•	enforcement and defense of intellectual property rights and claims;
•	continued compliance with any post‑marketing requirements imposed by regulatory authorities, including any required post‑marketing clinical trials or REMS; and
•	maintenance of a continued acceptable safety profile of our product candidates following approval.

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

We are enrolling a global, pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, RHAPSODY, a global Phase 2 clinical trial with mavrilimumab for the treatment of GCA, a Phase 2a clinical trial with KPL‑716 in prurigo nodularis, and an exploratory Phase 2 clinical trial with KPL-716 in diseases characterized by chronic pruritus. We are also continuing our preclinical activities with KPL‑404 prior to initiating clinical trials and are evaluating the progression of KPL-045 based on preclinical data in the context of our portfolio. Commencing our planned clinical trials is subject to acceptance by the FDA of an IND or an IND amendment, acceptance by European regulatory authorities of a Clinical Trial Application, or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, European regulatory authorities or other applicable regulatory authorities.

We may receive feedback or guidance from regulatory authorities on our clinical trial design and protocols and even after we incorporate such feedback or guidance from these regulatory authorities, such regulatory authorities may impose other requirements for our clinical trials, could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant preclinical studies, clinical trials or chemistry, manufacturing and controls, or CMC, data, or disagree or change their position on the acceptability of our trial designs including the proposed dosing schedule, our definitions of the patient populations or the clinical endpoints selected, which may require us to complete additional preclinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect. For example, based on FDA feedback, we will need to demonstrate the effectiveness and safety of mavrilimumab at the 26 weeks of dosing stipulated in our Phase 2 clinical trial in GCA, and eventually demonstrate effectiveness and safety of mavrilimumab beyond 26 weeks as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses in GCA.

Further, we could discover that our clinical trial design leads to enrollment or other difficulties which could require protocol amendments and further delay our study. In addition, the FDA or other regulatory authorities could require us to collect additional clinical data.  Successful completion of our clinical trials is a prerequisite to submitting a biologics license application, or BLA, to the FDA and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and future product candidates. We do not know whether any of our clinical trials will begin or be completed on schedule, if at all.

A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. We may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, will be allowed by regulatory authorities, need to be redesigned, or if we can activate sites or enroll patients on time or if they will be completed on schedule, if at all. Events that may prevent successful or timely completion of clinical development include but are not limited to:

•	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical trials;
•	delays in reaching a consensus with regulatory agencies on trial design or implementation;
•	delays in establishing the appropriate dosage levels or frequency of dosing or treatment in clinical trials;
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

•	challenges in recruiting and enrolling suitable patients to participate in our clinical trials;
•	amendments to clinical trial protocols amending study criteria, endpoints or design, including amendments that either we initiate or are requested by regulatory authorities;
•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties, or us to adhere to clinical trial requirements or to perform their obligations in a timely or compliant manner;
•	failure to perform in accordance with the FDA’s good clinical practices requirements, or GCPs, or applicable regulatory guidelines in other countries;
•	patients not completing participation in a clinical trial or return for post‑treatment follow‑up;
•	clinical trial sites or patients dropping out of a clinical trial;
•	participating patients experiencing serious adverse events or undesirable side effects or being exposed to unacceptable health risks;
•	participating patients failing to experience confirmed pre-specified events during the clinical trial within an expected time-frame, if at all;

•	safety issues, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
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
•

clinical trials of our product candidates producing negative, inconclusive or uncompetitive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or modify or cease development programs for our product candidates; and

•

delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authorities. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator or a clinical trial site has created a conflict of interest or otherwise affected interpretation of a study. The FDA or other regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authorities, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.

If we experience delays in the completion of any clinical trial of our product candidates or any clinical trial of our product candidates is terminated, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from our product candidates, if any, will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down the development and approval process of our product candidates and jeopardize our ability to commence product sales and generate revenue, if any. Clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and could impair our ability to commercialize our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or us deciding to modify or cease development of our product candidates.

Clinical trials must be conducted in accordance with the laws and regulations of the FDA, European Union, or EU, rules and regulations and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. Further, conducting global clinical trials may require that we coordinate among the requirements, regulations or guidelines of regulatory authorities across a number of jurisdictions, including the United States, EU and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials must be conducted with supplies of our product candidates produced under current good manufacturing practice, or cGMP, requirements and other regulations. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with GCP requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the EU and the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non‑EU and non‑U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the EMA, and different standards of diagnosis, screening and medical care.

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

We must produce, through third parties, sufficient stable quantities of our product candidates for use in our clinical trials. Any delays in the production of our product candidates may lead to a delay in our clinical trials. If we make manufacturing or formulation changes to our product candidates or change manufacturers or manufacturing processes, we may be unsuccessful in producing the product as compared to the process or manufacturer used in prior clinical trials, and therefore may need to conduct additional trials to bridge our modified product candidates to earlier versions, which could impact the timing of commencing or completing our clinical trials. Moreover, there is no assurance that future clinical trials utilizing a new formulation of a product candidate manufactured by different manufacturers or pursuant to a new process will result in the favorable result, if any, observed in the prior clinical trials of such product candidates. For example, we will need to produce mavrilimumab using different media and feed compared to the processes that were used by MedImmune to develop our existing inventory. Further, we transferred the manufacturing of mavrilimumab to a third party to manufacture mavrilimumab to supply Phase 3 clinical trials and commercialization efforts, if any. This manufacturer may be unsuccessful in producing the product in quantities or quality necessary to support our clinical trials or commercialization efforts, if any, which would delay development of mavrilimumab. In addition, we built manufacturing capabilities to support certain preclinical and early clinical development for our product candidates. We may not be able to produce sufficient quantities of these product candidates or produce them at an acceptable quality, which could delay, prevent or impair our development or commercialization efforts.

Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to obtain orphan exclusivity for our products that potentially qualify for this designation, and to successfully commercialize our product candidates and may harm our business and results of operations. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue and harm our business, financial condition and prospects significantly.

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

For mavrilimumab, there is a theoretical risk for the development of pulmonary alveolar proteinosis, or PAP. PAP is a rare lung disorder in which surfactant‑derived lipoproteins accumulate excessively within pulmonary alveoli due to loss of GM‑CSF function. The disease can range in severity from a sub‑clinical reduction in diffusion capacity to significant dyspnea during mild exertion. In preclinical studies conducted by MedImmune, certain effects were observed in the lungs of non‑human primates, which led the FDA to issue a clinical hold with respect to MedImmune’s proposed clinical trial in RA. Preclinical data generated to-date suggest mavrilimumab does not reach the lungs in sufficient quantities to induce PAP at clinically relevant doses and human trials thus far have not shown a clinical effect on pulmonary function tests attributable to mavrilimumab. However, if the results of our clinical trials reveal an unacceptable severity and prevalence of these or other side effects, the FDA or applicable foreign regulatory agency may suspend or terminate our clinical trials, or not authorize us to initiate further trials. In addition, if other anti-GM-CSF molecules in development by third parties show these or similar side effects, it could have an impact on the entire class of anti-GM-CSF molecules in development and the applicable regulatory agency may suspend or terminate our clinical trials, or not authorize us to initiate further trials. The FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny or withdraw approval of, any of our product candidates for any or all targeted indications.

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

Prior to our in‑license or acquisition of rilonacept, mavrilimumab, KPL‑716, KPL‑404, and KPL‑045, we were not involved in the development of these product candidates and, as a result, we are dependent on Regeneron, MedImmune, Biogen, Primatope Therapeutics, Inc., or Primatope, and Novo Nordisk having accurately reported the results and correctly collected and interpreted the data from all preclinical and clinical trials conducted prior to our in‑license or acquisition.

We had no involvement with or control over the preclinical and clinical development of any of our product candidates prior to our in‑license or acquisition of them. We are dependent on Regeneron, MedImmune, Biogen, Primatope and Novo Nordisk having conducted their research and development in accordance with the applicable protocols and legal, regulatory and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted prior to our in‑license or acquisition; and having correctly collected, interpreted, and completely transferred the data from these trials or other studies to us. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval, or commercialization of one or more of our product candidates will be adversely affected.

If we cannot replicate positive results from earlier preclinical studies and clinical trials conducted by us or the companies from whom we have licensed or acquired, or may in the future license or acquire, our product candidates in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Positive results from our preclinical studies and any positive results we may obtain from our early clinical trials of our product candidates, or from the clinical trials conducted by the companies from whom we in‑licensed or acquired or may in the future in‑license or acquire our product candidates, may not necessarily be predictive of the results from any required later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies or clinical trials of our product candidates, the positive results from the preclinical studies and clinical trials of our product candidates may not be replicated in our subsequent preclinical studies or clinical trial results. The mechanisms of action of our product candidates may not prove to be safe or effective to treat the diseases that we are studying. Further, the safety and efficacy of our product candidates have not been established for the indications in which we are developing them, and we cannot provide any assurance that their development will be successful. For example, although rilonacept is FDA approved for the treatment of CAPS, and mavrilimumab has been studied in Phase 2 clinical trials for the treatment of RA, their safety and efficacy have not been determined in the indications we are pursuing, recurrent pericarditis or GCA, respectively, and each may fail to receive regulatory approval for those indications.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later‑stage clinical trials after achieving positive results in early‑stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported AEs. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. Furthermore, the approval policies or regulations of the FDA or the applicable foreign regulatory agencies may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or any foreign regulatory agencies delaying, limiting or denying approval of our product candidates.

Preliminary, interim and “top‑line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish preliminary, interim or “top‑line” data from our clinical trials. For example, in March 2019, we released interim data from the open‑label Phase 2 proof‑of‑concept clinical trial of rilonacept in recurrent pericarditis. Preliminary, interim and “top-line” data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary, interim and “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, preliminary, interim and “top-line” data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim or “top-line” data and final data could significantly harm our business prospects.

Regulatory approval processes are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates or we fail or otherwise cease to advance their development, we will be delayed in commercializing or will not be able to commercialize, our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. We have not received approval or clearance to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval or clearance. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and may need to rely on third‑party CROs and regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the biologic manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. The FDA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. In addition to the United States, we may seek regulatory approval to commercialize our product candidates in foreign countries. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions.

The process of obtaining regulatory approvals, both in the United States and in other countries, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other trials. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval or we may fail or cease to advance their development for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the number, design or implementation of our clinical trials to support further development or approval;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•

the results of clinical trials may produce negative, inconclusive or uncompetitive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or to modify or cease development programs for our product candidates;

•

the results of clinical trials may not meet the primary or secondary endpoints of the applicable study or the level of statistical significance required by the FDA or comparable foreign regulatory authorities;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
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

•

the FDA or comparable foreign regulatory authority could require us to collect additional data or conduct additional clinical studies, for example, based on FDA feedback, we anticipate that to help inform the benefit‑risk profile for the use of mavrilimumab in GCA, we will need to demonstrate the effectiveness and safety of mavrilimumab at the 26 weeks of dosing stipulated in our global Phase 2 clinical trial, and eventually demonstrate effectiveness and safety of mavrilimumab beyond 26 weeks as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses;

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

If we experience delays in obtaining approval or if we fail to obtain approval of or to advance our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

Our product candidates regulated as biologics in the United States may face biosimilar competition sooner than anticipated.

In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA‑licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12‑year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well‑controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects of our product candidates.

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

In order to market any products in a country or territory, we must establish and comply with numerous and varying regulatory requirements of such country or territory regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approvals in all markets may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries.

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

If a product candidate is intended for the treatment of a serious or life‑threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot be certain that the FDA would decide to grant it. Even if we have obtained Fast Track Designation for one or more of our product candidates, we may not experience a faster development process, review or approval compared to non‑expedited FDA review procedures. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Conducting clinical trials and preparing, and obtaining marketing approval for, a product candidate is a complicated process. Although members of our management team have participated in pivotal trials and obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost more than we anticipate. Failure to successfully complete, or delays in, our global, pivotal Phase 3 clinical trial in rilonacept or any of our eventual other pivotal trials or related regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval for, or clearance of, our product candidates. In addition, it is possible that the FDA or other government agencies may refuse to accept for substantive review any regulatory submissions that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval or clearance of our product candidates. If the FDA or other government agencies do not accept our applications or issue marketing authorizations for our product candidates, they may require that we conduct additional clinical, preclinical or manufacturing validation trials and submit that data before they will reconsider our applications. Depending on the extent of these or any other required trials, approval or receipt of any marketing authorization may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials, if performed and completed, may not be considered sufficient by the FDA or other government agencies to approve or grant marketing authorizations. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to modify or cease our development efforts for our product candidates, which could significantly harm our business.

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

Risks Related to Manufacturing and Our Reliance on Third Parties

We contract with third parties for manufacturing our product candidates and for preclinical and clinical development and expect to continue to do so for our commercial supply. This reliance on third parties increases the risk that we may not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate any late-stage manufacturing facilities. Although we have built a manufacturing facility to produce drug substance to support certain preclinical and early clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for the majority of our development efforts, as well as for the potential commercial manufacture of our product candidates, if approved. We rely on these third parties to develop the processes necessary to produce our product candidates at sufficient quality and quantity to support our development and commercialization efforts. Our reliance increases the risk that we will have insufficient quantities of our product candidates or that our product candidates are not produced at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

For example, we have a contract with Regeneron to produce rilonacept on an exclusive basis for a period of time.  Although Regeneron has produced rilonacept for commercial use for over ten years, the FDA or another applicable foreign regulatory agency might reevaluate rilonacept’s current manufacturing process or route of administration in connection with evaluating whether to approve rilonacept for a new indication, such as recurrent pericarditis. We also have CMOs manufacture KPL‑716 drug substance and drug product and entered into an agreement with a CMO to produce mavrilimumab beyond our current inventory. While we have transferred the technology to manufacture mavrilimumab to the CMO, the CMO may be required to adopt different manufacturing protocols or processes. The CMO will need to produce mavrilimumab using different media and feed compared to the processes that were used by MedImmune to develop our existing inventory. We cannot provide any assurance that the technology transfer was successful, or that the process development or the CMO will be successful in producing mavrilimumab in sufficient quantities or of acceptable quality, if at all. In addition, we contract with CMOs in connection with certain production and testing of our preclinical product candidates. While we have built a manufacturing facility to support certain preclinical and early clinical development for our product candidates, we and our CMOs may not be able to produce sufficient quantities of these product candidates or produce them at an acceptable quality, which could delay, prevent or impair our development or commercialization efforts and increase costs.

The facilities used by our CMOs to manufacture our product candidates may be inspected by the FDA and other comparable regulatory authorities in connection with the submission of our marketing applications to, and review by, the FDA or other comparable regulatory authorities. While we provide oversight of manufacturing activities, we do not and will not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs and other regulatory requirements in connection with the manufacture of our product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we may review the compliance history and performance of our CMOs, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our failure, or the failure of our third‑party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

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

We built a manufacturing facility to support the early development of our product candidates, and we may be unsuccessful in manufacturing product candidates in a timely, economic or compliant manner, which could delay or prevent the commencement of our planned preclinical and early clinical studies for these product candidates.

We built a manufacturing facility to support preclinical and early clinical studies for our product candidates. We may not be able to continually manufacture our product candidates economically or in compliance with cGMPs and other regulatory requirements, or at all, and we may not be able to build or procure additional capacity in the required timeframe to meet our estimated timelines to commence our studies. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

The manufacture of our product candidates is highly regulated, complex and difficult, requiring a multi‑step and controlled process, and even minor problems or deviations could result in the product candidates being out-of-spec, failed batches or other failures, such as defective products or manufacturing failures. We have limited experience overseeing the manufacturing processes of mavrilimumab, KPL‑716, and our preclinical product candidates and no experience overseeing the manufacturing process of rilonacept. Due to the highly technical requirements of manufacturing our product candidates and the strict quality and control specifications, we and our third‑party providers may be unable to manufacture or supply our product candidates despite our and their efforts. Failure to produce sufficient quantities of our product candidates could delay their development, result in supply shortages for our patients, result in lost revenue, if any, and diminish our potential profitability, which may lead to lawsuits or could delay the introduction of our product candidates to the market.

The manufacture of our product candidates is at high risk of product loss due to contamination, equipment malfunctions, human error or raw material shortages. Deviations from established manufacturing processes could result in reduced production yields, failed batches and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or manufacturing facilities, any related production lot could be lost and the relevant manufacturing facilities may need to close for an extended period of time to investigate and remediate the contaminant. Many additional factors could cause production interruptions at our facilities or at the facilities of our third‑party providers, including natural disasters, accidents, labor disputes, acts of terrorism or war. The occurrence of any such event could adversely affect our ability to satisfy the required supply for any of our product candidates or successfully complete preclinical and clinical development, which would result in additional costs to us or impair our ability to generate revenue and would harm our business, financial condition and prospects significantly.

We and our third‑party providers are required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. If we or any of our third‑party providers are not able to establish and maintain procedures and processes sufficient to satisfy cGMP standards, we could experience a delay, interruption or other issues in our manufacture, fill‑finish, packaging, storage or delivery of our product candidates, and any related failure of the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to supply our products and product candidates. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

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

The drug substance and drug product used in rilonacept, mavrilimumab, KPL‑716 and our preclinical candidates are supplied to us from single‑source suppliers. For example, Regeneron has a contractual right to be our sole source manufacturer of the product unless they have a persistent failure to satisfy our supply needs. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug substance and drug product for these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second‑source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason.

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

Moreover, if there is a disruption to one or more of our third‑party manufacturers’ or suppliers’ relevant operations the supply of the related product candidate will be delayed until such manufacturer or supplier restores the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third‑party suppliers upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third‑party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

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

We rely, and expect to continue to rely, on third parties, including independent investigators and CROs, to conduct our research, preclinical studies, clinical trials and other trials for our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support our GLP‑compliant preclinical studies and GCP‑compliant clinical trials for our product candidates properly and on time. We also rely on third parties to conduct other research related to our product candidates. We expect to rely heavily on these parties for execution of clinical trials for our product candidates. While we have agreements governing their activities, we control only certain aspects of these parties’ activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP‑compliant preclinical studies and our GCP‑compliant clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GLP‑compliant preclinical studies and GCP‑compliant clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not and will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement actions that may include civil penalties and criminal prosecution.

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

If the third parties conducting our preclinical studies or our clinical trials do not perform their contractual duties or obligations, experience significant business challenges, disruptions or failures, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or to GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated. As a result, we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

While we are not aware of any therapies currently approved or actively continuing clinical trials in recurrent pericarditis, there is one product that modulates the signaling of IL‑1α and IL‑1β, anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, and one product that modulates the signaling of IL‑1β, canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation. There is also another therapy which modulates IL‑1α in clinical development for diseases other than recurrent pericarditis from XBiotech Inc. We expect mavrilimumab, if approved, to experience competitive pressure from tocilizumab (ACTEMRA), marked by Genentech USA, Inc., which was approved in 2017 for use in GCA as an adjunct to steroid taper. Additional competition may be experienced from Eli Lilly and Company and AbbVie, Inc., which are conducting clinical trials for oral janus kinase inhibitors, Sanofi S.A. and Regeneron, which are recruiting a Phase 3 clinical trial with their anti-IL-6 program, Novartis International AG, which is recruiting a trial with its IL-17 antagonist secukinumab (Cosentyx) and Janssen Biotech, Inc., which is testing ustekinumab (STELARA) in two small studies for GCA. There are multiple other programs targeting GM-CSF antagonism not currently perusing GCA in clinical trials that could decide in the future to engage in development of therapies for GCA, including GlaxoSmithKline plc, Izana Bioscience and Humanigen, Inc.  Multiple therapies are in development for prurigo nodularis and any that receive FDA approval for this indication will be likely competitors to KPL‑716. These products include nemolizumab, serlopitant and nalbuphine ER.  Further, the results of clinical trials for our product candidates may produce negative, inconclusive or uncompetitive results compared to those produced by any of these or other companies in the indications we are studying, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or modify or cease development programs for our product candidates.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early‑stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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
•

any product candidates to which we acquire the rights or that we discover may not succeed in preclinical studies or clinical trials or may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive regulatory approval;

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

We have a limited operating history and are highly dependent on the research and development, clinical, commercial and business development expertise of members of our executive and senior management teams, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers and members of senior management, each of them or we may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in‑licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product candidate. For example, the patents covering rilonacept as a composition of matter have a term that expires in 2019 in the United States, not including patent term adjustment, and in 2023 in Europe, not including any patent term extensions, and the patents covering mavrilimumab as a composition of matter have a term that expires in 2027 in the United States, not including any patent term adjustments or extensions, and in 2027 in Europe, not including any patent term extensions. As a result, our owned and in‑licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, we expect to rely on regulatory exclusivity for our product candidates, such as orphan drug exclusivity, which generally grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe. While, we may pursue orphan drug designation for our product candidates in the United States, we may not be successful in obtaining such designation or we may not be able to maintain the benefits of the designation. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. See “—We may seek orphan drug designation for some of our product candidates and we may be unsuccessful, or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for any product candidate for which we obtain orphan drug designation.”

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

Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to immunomodulation. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of third‑party patents that contain claims potentially relevant to certain therapeutic uses of mavrilimumab and KPL‑716. If the claims of any of these patents are asserted against us, we do not believe our proposed activities related to mavrilimumab and KPL‑716 would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. In order to avoid infringing these or any other third‑party patents, we may find it necessary or prudent to obtain licenses to such patents from such third‑party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in‑license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates. The licensing or acquisition of third‑party intellectual property rights is a competitive area, and several more established companies may also pursue strategies to license or acquire third‑party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third‑party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third‑party intellectual property or maintain the existing intellectual property rights we have, we may have to cease development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any product candidates that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Unfavorable global economic or operational conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Doing business internationally involves a number of other risks, including but not limited to:

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

Our internal technology systems, or those of our third‑party CMOs, CROs or other contractors, consultants and service providers, may fail or suffer cyber-attacks or security breaches, which could result in a material disruption of our or such third-party’s business or operations and our product candidates’ development programs or loss of other assets, including funds.

Despite the implementation of security measures, our internal technology systems and those of our third‑party CMOs, CROs and other contractors, consultants and service providers are vulnerable to damage from viruses, unauthorized access and attacks, theft, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our business and operations or those of our third-party CMOs, CROs and other contractors, consultants and service providers, it could result in a material disruption of our or such third-party’s business or operations and our product candidates’ development programs or loss of other assets, including funds. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

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

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off‑label promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi‑class voting structure of our common shares, the holders of our Class B common shares, which consist primarily of our executive officers and certain other members of our senior management, collectively control over a majority of the combined voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of June 30, 2019, the holders of Class A common shares accounted for approximately 29% of our aggregate voting power and the holders of Class B common shares accounted for approximately 71% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 66% of our aggregate voting power as of June 30, 2019 and have the ability to control the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61‑days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. As of June 30, 2019, entities managed by Baker Brothers could convert their Class A1 common shares and Class B1 common shares upon 61‑days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 74% of our aggregate voting power.

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

This concentrated control limits certain shareholders’ ability to influence corporate matters and may have an adverse effect on the price of our Class A common shares, including our Class A common shares being undervalued. Holders of our Class B common shares collectively control our management and affairs and are able to influence or control the outcome of certain matters submitted to our shareholders for approval, including the election of directors.

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

The price of our Class A common shares is likely to continue to be volatile and fluctuate substantially, which could result in substantial losses for holders of our Class A common shares.

Our share price is likely to continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our shareholders may not be able to sell their Class A common shares at or above the price they paid for their shares. The market price for our Class A common shares may be influenced by many factors, including:

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

As of June 30, 2019, upon such transfers or conversions up to approximately 35.7 million of additional Class A common shares would be issuable and eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act and such rule, Rule 144.  In addition, as of June 30, 2019, there were approximately 7.4 million Class A common shares subject to outstanding options under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management together with funds affiliated with certain of our directors. As of June 30, 2019, on an as-converted basis, these shareholders collectively held approximately 33.8 million of our Class A common shares.  If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Further, as of June 30, 2019, (i) holders of approximately 35.0 million Class A common shares, including Class A common shares issuable upon the conversion of our Class B, Class A1 and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively, registerable securities, are entitled to certain rights with respect to the registration of these shares under the Securities Act pursuant to our amended and restated investor rights agreement, or the investors rights agreement and (ii) we had registered 28,882,977 Class A common shares (inclusive of 3,000,000 Class A common shares acquired by certain of these holders in our IPO) on an as converted basis from the registrable securities held by certain of these holders pursuant to the investors rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144 under the Securities Act.

If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

Future sales or issuances of our common shares or rights to purchase common shares, including under our shelf registration statement or pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our shareholders and could cause our Class A common share price to fall.

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing additional Class A common shares, Class B common shares, Class A1 common shares, Class B1 common shares or other equity securities, our shareholders may experience substantial dilution. We may sell common shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time under our shelf registration statement or otherwise. If we sell common shares, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

In addition, the consummation or performance of any acquisition, business combination, collaboration or other strategic transaction we may undertake in furtherance of our growth strategy may cause dilution to our existing shareholders if we issue equity securities for all or a portion of the consideration.  For example, we acquired the issued and outstanding equity securities of Primatope in exchange for upfront consideration of $10.0 million paid at closing in March 2019 as well as milestone payments of $5.0 million, which had been achieved and paid as of the closing date, and $3.0 million which was paid in June 2019, all of which paid in a combination of cash and our Class A common shares (inclusive of escrow and holdback amounts) in accordance with the terms and conditions of our stock purchase option agreement with Primatope.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until we no longer meet either of the criteria for being a smaller reporting company as follows:

•	our voting and non‑voting common shares held by non‑affiliates is less than $250 million measured on the last business day of our second fiscal quarter; or
•

our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non‑voting common shares held by non‑affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes‑Oxley Act of 2002 and rules subsequently implemented by the SEC and The Nasdaq Global Select Market, or Nasdaq, where our Class A common shares are listed, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time‑consuming and costly, and will increase after we are no longer an emerging growth company and a smaller reporting company. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404 within the prescribed period, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and refine and revise a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We are incorporated under the laws of Bermuda and currently have subsidiaries in the United States, the United Kingdom, Germany and France. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between us and our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.

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

In late 2017, the EU Economic and Financial Affairs Council, or ECOFIN, released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote the EU’s view for good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. While Bermuda was not on the original EU list of non-cooperative jurisdictions, it committed to address EU concerns relating to economic substance by December 31, 2018.  In accordance with that commitment, Bermuda enacted the Economic Substance Act 2018, or the Substance Act, requiring certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements commencing as of July 1, 2019. The list of “relevant activities” includes carrying on as a business in any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Under the Substance Act, any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities or may be struck as a registered entity in Bermuda. Bermuda has not yet provided guidance clarifying its “relevant activities” requirements under the Substance Act.  Accordingly, we cannot predict the specifics of Bermuda’s current or future economic substance requirements on our business, which may impact the manner and jurisdictions in which we operate, which could adversely affect our business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Equity Securities

On June 6, 2019, we issued an aggregate of 94,284 Class A common shares to the former shareholders of Primatope, having an aggregate value of approximately $1.5 million, as payment, in part, for the achievement of the final milestone after the closing of the acquisition, in accordance with the Primatope Agreement. These securities were issued under Section 4(a)(2) and Rule 506 of the Securities Act in a transaction not involving a public offering.

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

KINIKSA PHARMACEUTICALS, LTD.

Date: August 13, 2019	By:	/s/ Sanj K. Patel
Sanj K. Patel
Chief Executive Officer and Chairman of the Board of Directors