Form 10-Q
period 2019-09-30
Kiniksa Pharmaceuticals, Ltd.
filed 2019-11-05
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 54,881,340 common shares outstanding in aggregate, comprised of:

19,188,913 Class A common shares, par value $0.000273235 per share

4,638,855 Class B common shares, par value $0.000273235 per share

14,995,954 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10‑Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward‑looking statements. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our future results of operations and financial position, expected timeline for our cash, cash equivalents and short-term investments, business strategy, prospective products and product candidates, their expected properties, performance and impact on healthcare, the expected timeline for achievement of our clinical milestones, the timing of, and potential results from, clinical and other trials, marketing authorization from the FDA or regulatory authorities in other jurisdictions, coverage and reimbursement for our product candidates, if approved, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward‑looking statements.

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

In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward‑looking statements contain these identifying words. The forward‑looking statements in this Quarterly Report are only predictions. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward‑looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward‑looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a clinical‑stage biopharmaceutical company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds;
•	our limited operating history;
•	the lengthy and expensive clinical development process with its uncertain outcome and potential for clinical failure or delay;
•	the decision by any applicable regulatory authority whether to clear our product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
•	our ability to anticipate and prevent adverse events caused by our product candidates;
•	our ability to identify, in‑license, acquire, discover or develop additional product candidates;
•	our ability to have our product candidates manufactured in accordance with regulatory requirements;
•	the market acceptance of our product candidates;
•	our ability to timely and successfully develop and commercialize our existing and future product candidates, if approved;
•	competitive and potentially competitive products and technologies;

•	physician awareness and adoption of our product candidates;
•	the size of the market for our product candidates;
•	our ability to meet the quality expectations of physicians or patients;
•	our ability to improve our product candidates;
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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$68,809	$71,976
Short-term investments	189,936	235,328
Prepaid expenses and other current assets	9,595	6,446
Total current assets	268,340	313,750
Property and equipment, net	6,409	6,356
Operating lease right-of-use assets	2,218	—
Restricted cash	210	210
Deferred offering costs	—	433
Deferred tax assets	4,628	1,216
Total assets	$281,805	$321,965

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,440	$10,918
Accrued expenses	19,360	16,418
Accrued milestones	150	15,000
Operating lease liabilities	1,610	—
Other current liabilities	—	218
Total current liabilities	27,560	42,554
Noncurrent liabilities:
Noncurrent operating lease liabilities	1,391	—
Other long-term liabilities	943	144
Total liabilities	29,894	42,698
Commitments and contingencies (Note 12)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 19,178,913 shares and 15,797,220 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	6	4
Class B common shares, par value of $0.000273235 per share; 4,638,855 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1	1
Class A1 common shares, $0.000273235 par value; 14,995,954 shares and 12,995,954 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4	4
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of September 30, 2019 and December 31, 2018	4	4
Additional paid-in capital	576,129	473,483
Accumulated other comprehensive income (loss)	62	(4)
Accumulated deficit	(324,295)	(194,225)
Total shareholders’ equity	251,911	279,267
Total liabilities and shareholders’ equity	$281,805	$321,965

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$22,014	$20,644	$112,115	$50,475
General and administrative	8,432	5,515	25,267	13,550
Total operating expenses	30,446	26,159	137,382	64,025
Loss from operations	(30,446)	(26,159)	(137,382)	(64,025)
Interest income	1,386	1,622	4,919	2,992
Loss before benefit for income taxes	(29,060)	(24,537)	(132,463)	(61,033)
Benefit for income taxes	2,002	131	2,393	386
Net loss	$(27,058)	$(24,406)	$(130,070)	$(60,647)
Net loss per share attributable to common shareholders—basic and diluted	$(0.49)	$(0.51)	$(2.42)	$(2.62)
Weighted average common shares outstanding—basic and diluted	54,831,308	48,183,424	53,767,003	23,174,841
Comprehensive loss:
Net loss	$(27,058)	$(24,406)	$(130,070)	$(60,647)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	(39)	—	66	—
Total other comprehensive income (loss)	(39)	—	66	—
Total comprehensive loss	$(27,097)	$(24,406)	$(130,004)	$(60,647)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Convertible Preferred Shares		Common Shares		Additional	Accumulated		Total
	(Series A, B and C)		(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	—	$—	49,489,647	$13	$473,483	$(4)	$(194,225)	$279,267
Issuance of Class A common shares upon completion of follow-on offering, inclusive of the over-allotment option exercise, net of underwriting discounts and commissions and offering costs	—	—	2,816,110	2	48,474	—	—	48,476
Issuance of Class A1 common shares upon completion of private placement, net of underwriting discounts and commissions and offering costs	—	—	2,000,000	—	34,511	—	—	34,511
Class A common shares issued or to be issued in connection with the acquisition of all issued and outstanding equity securities of Primatope Therapeutics, Inc.	—	—	337,008	—	7,000	—	—	7,000
Exercise of options	—	—	50,070		181	—	—	181
Share-based compensation expense	—	—	—	—	2,893	—	—	2,893
Unrealized gain on short-term investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(65,821)	(65,821)
Balances at March 31, 2019	—	$—	54,692,835	$15	$566,542	$8	$(260,046)	$306,519
Class A common shares issued or to be issued in connection with a milestone payment due to Primatope Therapeutics, Inc.	—	—	94,284	—	1,800	—	—	1,800
Exercise of options and issuance of shares under the employee share purchase plan	—	—	70,573	—	512	—	—	512
Share-based compensation expense	—	—	—	—	3,464	—	—	3,464
Unrealized gain on short-term investments	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	(37,191)	(37,191)
Balances at June 30, 2019	—	$—	54,857,692	$15	$572,318	$101	$(297,237)	$275,197
Exercise of options	—	—	13,648	—	53	—	—	53
Share-based compensation expense	—	—	—	—	3,758	—	—	3,758
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	—	—	(27,058)	(27,058)
Balances at September 30, 2019	—	$—	54,871,340	$15	$576,129	$62	$(324,295)	$251,911

	Convertible Preferred Shares		Common Shares		Additional	Accumulated		Total
	(Series A, B and C)		(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	22,885,492	$119,770	4,288,329	$1	$1,289	$—	$(90,998)	$(89,708)
Issuance of Series C convertible preferred shares, net of issuance costs of $9,178	12,784,601	190,822	—	—	—	—	—	—
Exercise of options	—	—	4,574	—	17	—	—	17
Share-based compensation expense	—	—	—	—	558	—	—	558
Net loss	—	—	—	—	—	—	(15,982)	(15,982)
Balances at March 31, 2018	35,670,093	$310,592	4,292,903	$1	$1,864	$—	$(106,980)	$(105,115)
Conversion of convertible preferred shares to common shares	(35,670,093)	(310,592)	35,670,093	8	310,584	—	—	310,592
Issuance of Class A common shares upon completion of initial public offering, net of underwriting discounts and commissions and offering costs	—	—	9,484,202	4	155,511	—	—	155,515
Share-based compensation expense	—	—	—	—	1,059	—	—	1,059
Unrealized gain on short-term investments	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(20,259)	(20,259)
Balances at June 30, 2018	—	$—	49,447,198	$13	$469,018	$7	$(127,239)	$341,799
Issuance of Class A common shares upon completion of initial public offering, net of underwriting discounts and commissions and offering costs	—	—	—	—	21	—	—	21
Exercise of options	—	—	17,486	—	59	—	—	59
Share-based compensation expense	—	—	—	—	1,502	—	—	1,502
Unrealized loss on short-term investments	—	—	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	—	—	(24,406)	(24,406)
Balances at September 30, 2018	—	$—	49,464,684	$13	$470,600	$(55)	$(151,645)	$318,913

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(130,070)	$(60,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,502	32
Share-based compensation expense	10,115	3,119
Class A common shares issued or to be issued as consideration for Primatope, including milestone payments	8,800	—
Loss on disposal of property and equipment	23	66
Non-cash rent expense	—	258
Accretion of discounts on short-term investments	(3,044)	(670)
Deferred income taxes	(3,411)	(935)
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	(1,472)	(4,027)
Accounts payable	(4,504)	2,981
Accrued expenses and other liabilities	2,685	6,449
Accrued milestones	(14,850)	—
Operating lease liabilities	(916)	—
Other long-term liabilities	943	—
Net cash used in operating activities	(134,199)	(53,374)
Cash flows from investing activities:
Purchases of property and equipment	(1,207)	(1,274)
Purchases of short-term investments	(406,135)	(292,584)
Proceeds from the maturities of short-term investments	454,640	25,000
Net cash provided by (used in) investing activities	47,298	(268,858)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred shares, net of issuance costs	—	190,822
Proceeds from issuance of Class A common shares upon completion of initial public offering, net of underwriting commissions and discounts, inclusive of the over-allotment option exercise	—	159,193
Proceeds from issuance of Class A common shares from follow-on offering, net of underwriting commissions and discounts, inclusive of the over-allotment option exercise	48,595	—
Proceeds from issuance of Class A1 common shares from private placement, net of underwriting commissions and discounts	34,511	—
Payments of offering costs	(118)	(3,646)
Proceeds from exercise of options and employee share purchase plan	746	76
Net cash provided by financing activities	83,734	346,445
Net increase in cash and cash equivalents and restricted cash	(3,167)	24,213
Cash and cash equivalents and restricted cash at beginning of period	72,186	45,660
Cash and cash equivalents and restricted cash at end of period	$69,019	$69,873

Supplemental information:
Cash paid for income taxes	$1,727	$345

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses and accounts payable	$—	$11
Property and equipment included in accrued expenses and accounts payable	$371	$1,058

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), Kiniksa Pharmaceuticals (UK), Ltd., Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL and Primatope Therapeutics, Inc. (“Primatope”), after elimination of all significant intercompany accounts and transactions.

In assessing the consolidation requirement for variable interest entities (“VIEs”), the Company focuses on identifying whether it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. In the event that the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE would be included in the Company’s consolidated financial statements.  At December 31, 2018 and during the year then ended and at September 30, 2019 and during the three and nine months then ended, the Company was not the primary beneficiary of a VIE.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019 and the results of its operations for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

Reverse Share Split

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

Follow-on Offering and Private Placement

On February 4, 2019, the Company completed a follow-on offering of 2,654,984 Class A common shares at a public offering price of $18.26 and a concurrent private placement of 2,000,000 Class A1 common shares at an offering price of $18.26 per share for aggregate gross proceeds of $85,000.  In addition, on March 1, 2019, the Company completed the sale of 161,126 Class A common shares to the underwriters of the follow-on offering following the exercise in part of their over-allotment option to purchase additional shares at a public offering price of $18.26 per share for gross proceeds of $2,942.  The aggregate net proceeds to the Company from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $82,988 after deducting underwriting discounts and commissions and other offering costs

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2019, the Company had an accumulated deficit of $324,295. During the nine months ended September 30, 2019, the Company incurred a net loss of $130,070 and used $134,199 of net cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2019, the Company had cash, cash equivalents and short-term investments of $258,745.

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

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At September 30, 2019 and December 31, 2018, cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market funds and cash on deposit at commercial banks.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. At September 30, 2019 and December 31, 2018, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions.  The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits.  The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Restricted Cash

In conjunction with the Company’s lease agreement entered into in March 2018 (see Note 5), the Company maintains a letter of credit for the benefit of the landlord. As of September 30, 2019 and December 31, 2018, the underlying cash balance of $210 securing this letter of credit, was classified as non‑current in its consolidated balance sheet.

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

Research Contract Costs and Accruals

The Company has entered into various research and development-related contracts with companies both inside and outside of the United States. The related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from the Company's estimates. The Company's historical accrual estimates have not been materially different from the actual costs.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three and nine months ended September 30, 2019, the Company’s other comprehensive loss was primarily related to unrealized gain on short-term investments as well as cumulative translation adjustments. For the three and nine months ended September 30, 2018, there was no difference between net loss and comprehensive loss.

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

Prior to the closing of the IPO, when the Company’s convertible preferred shares converted to common shares, the Company's convertible preferred shares contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, for periods in which the Company reported a net loss attributable to common shareholders, such losses were not allocated to convertible preferred shareholders.  In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three and nine months ended September 30, 2019 and 2018.

Income Taxes

As an exempted company incorporated under the laws of Bermuda, the Company is principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from our losses incurred in Bermuda during

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. The Company’s wholly owned U.S. subsidiary, Kiniksa US, is subject to federal and state income taxes in the United States.

The Company’s benefit for income taxes relates to net credits earned against taxable income generated by Kiniksa US under a cost‑plus arrangement that it has with the Company.  The benefit for income taxes is impacted by the Foreign Derived Intangible Income, or FDII, deduction and U.S. federal and state research and development tax credits.  FDII was enacted as part of the tax reform enacted by the United States in December 2017, generally referred to as the U.S. Tax Cuts and Jobs Act with additional proposed regulations and guidance issued in 2019.  Upon the completion of the Company’s assessment, the Company has included the tax impact of FDII in its income tax expense for the three and nine months ended September 30, 2019, based on its understanding of the rules available at the time of this filing. However, the amounts recorded could be impacted in the future when the proposed regulations and guidance are finalized.

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

3.           Fair Value of Financial Assets and Liabilities

Short-term investments as of September 30, 2019 and December 31, 2018 consisted of U.S. Treasury notes which investments are each due within six months of such respective period.  As of September 30, 2019 and December 31, 2018, the fair value of short-term investments was $189,936 and $235,328, respectively.  As of September 30, 2019,

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

the amortized cost was $189,871 and gross unrealized gain was $65.  As of December 31, 2018, the amortized cost was $235,332 and gross unrealized loss was $4.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	5,902	—	—	5,902
Cash equivalents — U.S. Treasury notes	—	43,304	—	43,304
Short-term investments — U.S. Treasury notes	—	189,936	—	189,936
	$6,112	$233,240	$—	$239,352

	Fair Value Measurements
	as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	29,721	—	—	29,721
Cash equivalents — U.S. Treasury notes	—	15,634	—	15,634
Short-term investments — U.S. Treasury notes	—	235,328	—	235,328
	$29,931	$250,962	$—	$280,893

During the periods ended September 30, 2019 and December 31, 2018 there were no transfers between Level 1,  Level 2 and Level 3.

The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company's cash equivalents and short-term investments as of September 30, 2019 and December 31, 2018 consisted of U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end. All of the Company’s other assets and liabilities are recorded at fair value.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

4.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2019	2018
Furniture, fixtures and vehicles	$47	$91
Computer hardware and software	269	249
Leasehold improvements	3,225	2,676
Lab equipment	4,253	3,107
Construction in progress	374	552
Total property and equipment	8,168	6,675
Less: Accumulated depreciation	(1,759)	(319)
Total property and equipment, net	$6,409	$6,356

As of September 30, 2019, construction in progress is primarily comprised of lab equipment which the Company anticipates will be placed into service by the end of 2019.

Depreciation expense was $523 and $12 during the three months ended September 30, 2019 and 2018, respectively and $1,502 and $32 during the nine months ended September 30, 2019 and 2018, respectively.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The components of lease cost consisted of operating lease costs and variable lease costs were $340 and $52 for the three months ended September 30, 2019, respectively and $1,102 and $161 for the nine months ended September 30, 2019, respectively.  As of September 30, 2019, the weighted-average lease term was 1.72 years and the discount rate was 7.16%.

Maturities of operating leases liabilities were as follows:

As of September 30,
2019	$398
2020	1,821
2021	972
2022 and thereafter	—
Total future minimum lease payments	$3,191
Less imputed interest	(190)
Present value of lease liabilities	$3,001

Prior to the adoption of the new lease accounting standard, undiscounted future minimum rents payable as of December 31, 2018 under non-cancelable leases with the initial term exceeding one year were as follows:

As of December 31,
2019	$1,394
2020	1,821
2021	972
2022 and thereafter	—
Total future minimum lease payments	$4,187

6.           Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2019	2018
Accrued employee compensation and benefits	$6,110	$5,678
Accrued research and development expenses	11,213	9,656
Accrued legal and professional fees	1,455	994
Other	582	90
	$19,360	$16,418

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

In May 2018, upon the completion of the IPO (which qualified as a “Qualified IPO” under the Company’s bye-laws, as amended and restated), all of the outstanding Preferred Shares were converted into 5,546,019 Class A common shares, 1,070,502 Class B common shares, 12,995,954 Class A1 common shares and 16,057,618 Class B1 common shares in accordance with the Company’s bye-laws, as amended and restated.  In connection with the completion of the IPO in May 2018, the Company adopted the Amended & Restated Bye-Laws to, among other things, authorize the issuance of undesignated preferred shares. As of September 30, 2019, no preferred shares were designated or issued.

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

Dividends

The holders of the Preferred Shares were entitled to receive noncumulative dividends when and if declared by the Company’s board of directors. The Company was not permitted to declare, pay or set aside any dividends on any other class or series of shares of the Company, other than dividends on common shares payable in common shares, unless the holders of the Preferred Share first received, or simultaneously received, a dividend on each outstanding Preferred Share equal to (i) in the case of a dividend on any class of common shares or any class or series was convertible into common shares, that dividend per Preferred Share as would have equaled the product of (a) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series that had been converted into common shares and (b) the number of common shares issuable upon conversion of a share of the applicable series of Preferred Shares, or (ii) in the case of a dividend on any class or series that was not convertible into common shares, at a rate per Preferred Share determined by (a) dividing the amount of the dividend payable on each share of such class or series of shares by the original issue price of such class or series (subject to appropriate adjustment in the event of any bonus share, share dividend, share split, combination of or other similar recapitalization with respect to such class or series) and (b) multiplying such fraction by an amount equal to the applicable Series A, Series B or Series C Original Issue Price. No cash dividends were declared or paid on the Preferred Shares.

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

On February 4, 2019, the Company completed a follow-on offering of 2,654,984 Class A common shares at a public offering price of $18.26 and a concurrent private placement of 2,000,000 Class A1 common shares at an offering price of $18.26 per share for aggregate gross proceeds of $85,000.  In addition, on March 1, 2019, the Company completed the sale of 161,126 Class A common shares to the underwriters of the follow-on offering following the exercise in part of their over-allotment option to purchase additional shares at a public offering price of $18.26 per share for gross proceeds of $2,942.  The aggregate net proceeds to the Company from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $82,988 after deducting underwriting discounts and commissions and other offering costs.

The rights of the holders of the Company’s Class A common shares, Class B common shares, Class A1 common shares and Class B1 common shares are identical, except with respect to voting and conversion, as described below. As of December 31, 2017, the voting, dividend and liquidation rights of the holders of the Company’s common shares were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Shares as set forth above. In May 2018, following the conversion of the Preferred Shares into common shares, the voting, dividend and liquidation rights of the holders of the Company’s common shares were then subject to and qualified by the rights, powers and preferences of the holders of the preferred shares, if any.  As of September 30, 2019,  no preferred shares were designated or issued.

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

Dividends

Common shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2017, any such dividends would have been subject to the preferential dividend rights of the holders of the Preferred Shares. In May 2018, following the conversion of the Preferred Shares into common shares, any such dividends would be subject to the rights, powers and preferences of any preferred shares that may be issued by the Company.  As of September 30, 2019,  no preferred shares were designated or issued. Through September 30, 2019, no cash dividends have been declared or paid.

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

Options

Stock option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2018	5,960,939	$6.98
Granted	3,232,388	$9.77
Exercised	(105,288)	$2.61
Forfeited	(452,071)	$11.78
Outstanding as of September 30, 2019	8,635,968	$7.83

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of options granted to employees and directors under the Plans during the three and nine months ended September 30, 2019 and 2018 were as follows, presented on a weighted-average basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.69%	2.93%	2.13%	2.80%
Expected term (in years)	6.24	6.25	6.21	6.41
Expected volatility	80.37%	74.37%	79.24%	74.90%
Expected dividend yield	—%	—%	—%	—%

Share‑Based Compensation

Share‑based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development expenses	$1,435	$576	$4,126	$1,141
General and administrative expenses	2,323	926	5,989	1,978
	$3,758	$1,502	$10,115	$3,119

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

The following table summarizes restricted share activity for the nine months ended September 30, 2019:

	Class A		Class B
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted shares outstanding as of December 31, 2018	133,812	$0.000273235	743,407	$0.000273235
Granted	—	—	—	—
Vested	(133,812)	$0.000273235	(743,407)	$0.000273235
Unvested restricted shares outstanding as of September 30, 2019	—	$0.000273235	—	$0.000273235

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

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, including milestone payments of $4,000 and $10,000 paid during the year ended December 31, 2017 and the nine months ended September 30, 2019, respectively, each payment was associated with the achievement of a specified clinical milestone event.  Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the three and nine months ended September 30, 2019, the Company recorded research and development expense of $164 and $10,330, respectively, primarily related to milestone payment and other payments associated with the achievement of a specified clinical milestone event due under the Biogen Agreement.  During the three and nine months ended September 30, 2018, the Company recorded research and development expense of $11 and $41 in connection with annual maintenance fees for the retained contracts due under the Biogen Agreement.

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

Under the Novo Nordisk Agreement, the Company was also required to make a payment of $150 upon completion of the technology transfer by Novo Nordisk. The technology was transferred during the nine months ended September 30, 2018 and, as a result, this payment was made and is recorded in the Company's consolidated statement of operations for the nine months ended September 30, 2018. In addition, the Company is obligated to make milestone payments upon the achievement of specified clinical, regulatory and initial sales milestones and upon the achievement of annual net sales thresholds, including a payment of $1,000 upon the earlier to occur of a specified regulatory milestone or January 2020, unless the Novo Nordisk Agreement is earlier terminated by either party. As of September 30, 2019 and December 31, 2018, the Company determined that the payment related to the milestone was not probable and, therefore, no amount was recorded in the Company's consolidated statement of operations and comprehensive loss during the three and nine months ended September 30, 2019 and 2018. The Company has also agreed to pay royalties on annual net sales of products licensed under the agreement.

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

During the three and nine months ended September 30, 2019, the Company recorded research and development expense of $4 in connection with milestone payments due under the Novo Nordisk Agreement.  During the three and nine months ended September 30, 2018, the Company recorded research and development expense of $4 and $154, respectfully, in connection with milestone payments including the completion of technology transfer due under the Novo Nordisk Agreement.

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

In January 2019, the Company exercised the call option and in March 2019, the Company acquired all of the issued and outstanding equity securities of Primatope (the “Primatope Acquisition”) in exchange for $18,000 comprised of upfront consideration of $10,000 at closing and milestone payments of $5,000,which had been achieved as of the closing date, and a milestone of $3,000, which was achieved during the nine months ended September 30, 2019, each paid in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the Primatope Agreement. At the closing of the Primatope Acquisition, Primatope became a wholly owned subsidiary of the Company and the acquisition was accounted for as an asset acquisition as it did not meet the definition of a business.  The Company recorded the upfront payment and milestone payments as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use.

During the three months ended September 30, 2019, the Company did not incur any research and development expense directly in connection with milestone or other payments related to the Primatope Acquisition or the Primatope Agreement.  During the nine months ended September 30, 2019, the Company recorded research and development expense of $18,000 related to the Primatope Acquisition.  During the three and nine months ended September 30, 2018, the Company recorded research and development expense of $250 and $500, related to the extension of the option period under the Primatope Agreement.

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

The Company did not incur any research and development expense in connection with the BIDMC Agreement during the three and nine months ended September 30, 2019.

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

Under the Regeneron Agreement, the Company is also obligated to make payments to Regeneron of up to an aggregate of $27,500 upon the achievement of specified regulatory milestones. Upon commercialization of the licensed products, the parties will share profits equally for all commercial products, after deducting certain commercialization expenses subject to specified limits.

Under the Regeneron Agreement, the Company is solely responsible for all development and commercialization activities and costs in its territories. The Company is also responsible for costs related to the filing, prosecution and maintenance of certain licensed patent rights.

The parties also entered into a clinical supply agreement under which Regeneron agreed to manufacture the developed product during the clinical phase. During the three and nine months ended September 30, 2019, the Company recorded research and development expense of $85 and $3,727, respectively, and during the three and nine months ended September 30, 2018, the Company recorded research and development expense of $257 and $1,835, respectively, related to the purchase of drug materials under this agreement.  As of September 30, 2019 and December 31, 2018, the Company has non-cancelable purchase commitments under the clinical supply agreement (see Note 12).

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

During the three and nine months ended September 30, 2019 and 2018, the Company recorded research and development expense of $85,  $3,727,  $257 and $1,835, respectively, related to the purchase of drug materials under the clinical supply agreement with Regeneron.   During the three and nine months ended September 30, 2019 and 2018, the Company did not record research and development expense in connection with milestone payments due under the Regeneron Agreement.

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

In exchange for these rights, the Company made an upfront payment of $8,000. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use. In addition, the Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in aggregate for the first two indications, including, a $5,000 pass‑through payment due upon the achievement of a specified clinical milestone event which was met in the fourth quarter of 2018. Also included is a milestone payment of $10,000 due upon the earlier to occur of a specified regulatory milestone and December 31, 2018, unless the MedImmune Agreement is earlier terminated by either party. As of December 31, 2018 and 2017, the Company determined that the payment related to this milestone was probable and, therefore, recognized research and development expense and an accrued milestone of $10,000 during the year ended December 31, 2017. During the nine months ended September 30, 2019, the Company made both the $5,000 and $10,000 previously accrued milestone payments in accordance with the MedImmune Agreement.  In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000 and higher. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double‑digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

During the three and nine months ended September 30, 2019 and 2018, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common shareholders	$(27,058)	$(24,406)	$(130,070)	$(60,647)
Denominator:
Weighted average common shares outstanding—basic and diluted	54,831,308	48,183,424	53,767,003	23,174,841
Net loss per share attributable to common shareholders— basic and diluted	$(0.49)	$(0.51)	$(2.42)	$(2.62)

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

	As of September 30,
	2019	2018
Options to purchase common shares	8,635,968	5,860,168
Unvested restricted shares	—	1,144,846
	8,635,968	7,005,014

12.         Commitments and Contingencies

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non‑contingent payments (see Note 10).

Manufacturing Commitments

The Company entered into agreements with several contract manufacturing organizations to provide preclinical and clinical trial materials.  As of September 30, 2019 and December 31, 2018, the Company had committed to minimum payments under these agreements totaling $5,388 and $12,012, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and officers

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it did not accrue any liabilities related to such obligations in its consolidated financial statements as of September 30, 2019 and December 31, 2018.

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

Our lead candidate is rilonacept, an interleukin‑1α, and interleukin‑1β, cytokine trap. We are developing rilonacept for the potential treatment of recurrent pericarditis, a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. We are enrolling a global, double-blind, placebo‑controlled, randomized‑withdrawal design, pivotal Phase 3 clinical trial of rilonacept in subjects with recurrent pericarditis, named RHAPSODY. We expect top-line data from this trial in the second half of 2020. We also completed an open‑label Phase 2 proof‑of‑concept clinical trial in subjects with both symptomatic recurrent pericarditis as well as other patient subsets within pericarditis, including asymptomatic steroid‑dependent subjects with recurrent pericarditis and subjects with post‑pericardiotomy syndrome. We plan to present final data from this trial at the American Heart Association Scientific Sessions in November 2019.

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

KPL‑716 is a monoclonal antibody that simultaneously inhibits the signaling of the cytokines interleukin 31, or IL-31, and oncostatin M, or OSM, by targeting their common receptor subunit, oncostatin M receptor beta, or OSMRβ. We are enrolling a randomized, double-blind, placebo-controlled, Phase 2a clinical trial of KPL-716 in subjects with prurigo nodularis, a chronic inflammatory skin condition with an estimated U.S. prevalence of approximately 300,000 patients. We expect top-line data from this trial in the first half of 2020. We are also enrolling an exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus. This randomized, double-blind, placebo-controlled trial is designed to identify chronic pruritic conditions where signaling through OSMRβ may be playing a role and to investigate the efficacy, safety and tolerability of KPL-716 in reducing the moderate-to-severe pruritus experienced by these subjects. We expect top-line data from this study in a limited number of cohorts in the first half of 2020. Our Phase 1a/1b clinical trial of KPL-716 in healthy volunteers and subjects with moderate to severe atopic dermatitis experiencing moderate to severe pruritus included a single-dose Phase 1b cohort in subjects experiencing moderate to severe atopic dermatitis. We completed enrollment in a 12 week, repeated single dose cohort of the Phase 1b clinical trial, which was designed to provide safety and exploratory data on disease response markers. We announced interim data from this cohort in August 2019.

KPL‑404 is a monoclonal antibody inhibitor of the CD40 co‑stimulatory molecule. We are enrolling and dosing subjects in a single-ascending-dose Phase 1 clinical trial in healthy volunteers. We expect top-line data from this trial in the second half of 2020.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $130.1 million and $60.6 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $324.3 million. We expect to continue to incur significant operating losses for at least the next several years as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in‑licensing or acquisition of additional product candidates. We expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

As a result, until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements. We may be unable to raise additional funds or enter into such other transactions or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such transactions or arrangements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in‑licenses or acquisitions.

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

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $258.7 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”  Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Rilonacept	$5,461	$2,430	$19,766	$6,550
Mavrilimumab	2,808	3,470	11,512	6,210
KPL-716 (1)	2,469	4,750	25,487	18,670
KPL-404 (2)	1,227	3,040	21,826	4,090
KPL-045	(419)	1,750	2,085	3,070
Unallocated research and development expenses	10,468	5,204	31,439	11,885
Total research and development expenses	$22,014	$20,644	$112,115	$50,475

(1)

The amount for the nine months ended September 30, 2019 includes expense of $10.0 million related to a milestone under our asset purchase agreement with Biogen MA, Inc., or Biogen, associated with the achievement of a specified clinical milestone event.

(2)

The amount for the nine months ended September 30, 2019, includes expense of $18.0 million related to our acquisition of the issued and outstanding equity securities of Primatope Therapeutics, Inc., or Primatope, comprised of upfront consideration of $10.0 million at closing, and milestone payments of $5.0 million, which had been achieved as of the closing date, and $3.0 million, which was achieved during the nine months ended September 30 2019, each paid in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the stock purchase option agreement with Primatope, or the Primatope Agreement.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. As a result, we expect that our research and development expenses will be substantial over the next several years as we complete our ongoing and planned clinical trials for rilonacept, mavrilimumab and KPL‑716, as well as conduct other preclinical and clinical development including regulatory filings for our other product candidates and our related personnel costs will increase, including costs associated with share‑based compensation. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates.

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits, travel and share‑based compensation expense for personnel in executive, business development, finance, human resources, legal, pre‑commercial and support personnel functions. General and administrative expenses also include insurance and professional fees for legal, patent, consulting, accounting and audit services.

We expect that our general and administrative expenses will continue to increase in the future as we increase our headcount to support our continued research activities and development of our product candidates and prepare for potential commercialization activities. We also anticipate that we will continue to incur costs associated with being a public company, including significant accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses.

Interest Income

Interest income consists of income recognized from investments in money market funds and U.S. Treasury notes.

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards will be available to us for those losses. Our wholly owned U.S. subsidiary, Kiniksa Pharmaceuticals Corp., or Kiniksa US, is subject to federal and state income taxes in the United States. Our benefit for income taxes relates to net credits earned against taxable income generated by Kiniksa US under a cost‑plus arrangement that it has with us.

As of December 31, 2018, we had state research and development tax credit carryforwards of approximately $0.1 million available to reduce future tax liabilities, which begin to expire in 2033.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$22,014	$20,644	$1,370
General and administrative	8,432	5,515	2,917
Total operating expenses	30,446	26,159	4,287
Loss from operations	(30,446)	(26,159)	(4,287)
Interest income	1,386	1,622	(236)
Loss before benefit for income taxes	(29,060)	(24,537)	(4,523)
Benefit for income taxes	2,002	131	1,871
Net loss	$(27,058)	$(24,406)	$(2,652)

Research and Development Expenses

	Three Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Rilonacept	$5,461	$2,430	$3,031
Mavrilimumab	2,808	3,470	(662)
KPL-716	2,469	4,750	(2,281)
KPL-404	1,227	3,040	(1,813)
KPL-045	(419)	1,750	(2,169)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	7,647	3,787	3,860
Other	2,821	1,417	1,404
Total research and development expenses	$22,014	$20,644	$1,370

Research and development expenses were $22.0 million for the three months ended September 30, 2019, compared to $20.6 million for the three months ended September 30, 2018. The increase of $1.4 million was due to costs associated with our development programs in connection with our clinical and preclinical research and development.

The direct costs for our rilonacept program were $5.5 million during the three months ended September 30, 2019, compared to $2.4 million during the three months ended September 30, 2018, or an increase of $3.1 million.  During the three months ended September 30, 2019, expenses incurred primarily related to RHAPSODY,  our global, pivotal Phase 3 clinical trial in recurrent pericarditis, compared to the three months ended September 30, 2018, in which expenses incurred were primarily related to our clinical research and development for our open-label Phase 2 proof-of-concept clinical trial and preparation for RHAPSODY which commenced in the fourth quarter of 2018.

The direct costs for our mavrilimumab program were $2.8 million during the three months ended September 30, 2019, compared to $3.5 million during the three months ended September 30, 2018, or a decrease of $0.7 million.  During the three months ended September 30, 2019, expenses incurred related primarily to our global Phase 2 clinical trial in GCA and manufacturing process development related expenses compared to the three months ended September 30, 2018, in which expenses incurred related primarily to preparation for our planned global Phase 2 clinical trial in GCA, and manufacturing process development related expenses.

The direct costs for our KPL‑716 program were $2.5 million during the three months ended September 30, 2019, compared to $4.8 million during the three months ended September 30, 2018, or a decrease of $2.3 million. During the three months ended September 30, 2019, expenses incurred primarily related to our Phase 2a clinical trial in prurigo nodularis and costs for our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus, compared to the three months ended September 30, 2018, in which expenses incurred related primarily to our Phase 1a/1b clinical trial and our LOTUS-PN observational study, as well as manufacturing and development costs for clinical drug supply for planned clinical trials.

The direct costs for our KPL‑404 program were $1.2 million during the three months ended September 30, 2019, compared to $3.0 million during the three months ended September 30, 2018, or a decrease of $1.8 million.  During the three months ended September 30, 2019, expenses incurred primarily related to preclinical research and development.    During the three months ended September 30, 2018, expenses incurred related to preclinical research and development, including manufacturing development costs as well as expenses related to the extension of the option period under the Primatope Agreement.

During the three months ended September 30, 2019, we recognized a reduction of expense of $0.4 million for our KPL‑045 program, compared to $1.8 million during the three months ended September 30, 2018, or a decrease of $2.2 million.  During the three months ended September 30, 2019, savings achieved related to certain reductions in contracted manufacturing development costs, compared to the three months ended September 30, 2018, in which expenses incurred related to preclinical research and development, including manufacturing development costs.

Unallocated research and development expenses were $10.5 million for the three months ended September 30, 2019 compared to $5.2 million for the three months ended September 30, 2018. The increase of $5.3 million in unallocated research and development expenses was due to an increase of $3.9 million in personnel-related costs, including share-based compensation, and an increase of $1.4 million in other costs, including operating costs for our laboratory as well as general research costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for coordinating with CMOs on process development and manufacturing of drug supply and coordinating with CROs on the conduct and oversight of our current and planned clinical trials as well as research studies and development programs for our product candidates. Personnel-related costs for the three months ended September 30, 2019 and 2018 included share-based compensation of $1.4 million and $0.6 million, respectively.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the three months ended September 30, 2019 compared to $5.5 million for the three months ended September 30, 2018. The increase of $2.9 million was due to increases of $2.8 million in personnel-related costs and $0.5 million in professional fees and other expenses. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions, primarily in our commercial department and corporate departments, including legal, finance and human resources, as we continued to expand our operations to support the organization and our status as a public company. Personnel-related costs for the three months ended September 30, 2019 and 2018 included share-based compensation of $2.3 million and $0.9 million, respectively.

Interest Income

Interest income was $1.4 million for the three months ended September 30, 2019 compared to $1.6 million for the three months ended September 30, 2018. The decrease was due to lower invested balances.

Benefit for Income Taxes

For the three months ended September 30, 2019, we recorded a benefit for income taxes of $2.0 million relating primarily to the impact of the Foreign Derived Intangible Income, or FDII, deduction for 2019 and 2018; and U.S. federal and state research and development tax credits.  FDII was enacted as part of the tax reform enacted by the United States in December 2017, generally referred to as the U.S. Tax Cuts and Jobs Act, with additional proposed regulations and guidance issued in 2019.  Upon the completion of our assessment we have included the tax impact of FDII in our income tax expense for the three months ended September 30, 2019, based on our understanding of the rules available at the time of this filing. However, the amounts recorded could be impacted in the future when the proposed regulations and guidance are finalized. For the three months ended September 30, 2018, we recorded an insignificant benefit for income taxes.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$112,115	$50,475	$61,640
General and administrative	25,267	13,550	11,717
Total operating expenses	137,382	64,025	73,357
Loss from operations	(137,382)	(64,025)	(73,357)
Interest income	4,919	2,992	1,927
Loss before benefit for income taxes	(132,463)	(61,033)	(71,430)
Benefit for income taxes	2,393	386	2,007
Net loss	$(130,070)	$(60,647)	$(69,423)

Research and Development Expenses

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Rilonacept	$19,766	$6,550	$13,216
Mavrilimumab	11,512	6,210	5,302
KPL-716	25,487	18,670	6,817
KPL-404	21,826	4,090	17,736
KPL-045	2,085	3,070	(985)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	21,870	9,060	12,810
Other	9,569	2,825	6,744
Total research and development expenses	$112,115	$50,475	$61,640

Research and development expenses were $112.1 million for the nine months ended September 30, 2019, compared to $50.5 million for the nine months ended September 30, 2018. The increase of $61.6 million was primarily due to an increase in external fees related to our development programs as they advanced in development.  The primary drivers of the increase included $18.0 million of expense related to the acquisition of the issued and outstanding equity securities of Primatope.  Also, contributing to the increase was $10.0 million related to a milestone under our asset purchase agreement with Biogen associated with the achievement of a specified clinical milestone event.  In addition, we had an increase in external spend for our programs of approximately $14.1 million as well as an increase of $19.5 million in unallocated research and development expenses as our programs advanced to later stages of development.

The direct costs for our rilonacept program during the nine months ended September 30, 2019 were $19.8 million, compared to $6.6 million during the nine months ended September 30, 2018, or an increase of $13.2 million.  During the nine months ended September 30, 2019, expenses incurred primarily related to RHAPSODY,  our global pivotal Phase 3 clinical trial in recurrent pericarditis, including purchases of drug materials under our clinical supply agreement with Regeneron, as well as for our open-label Phase 2 proof-of-concept clinical trial compared to the nine months ended September 30, 2018, in which expenses incurred were primarily related to clinical research and development with our open-label Phase 2 proof-of-concept clinical trial and preparation for RHAPSODY which commenced in the fourth quarter of 2018.

The direct costs for our mavrilimumab program during the nine months ended September 30, 2019 were $11.5 million, compared to $6.2 million during the nine months ended September 30, 2018, or an increase of $5.3 million.  During the nine months ended September 30, 2019, expenses incurred related primarily to our global Phase 2 trial in GCA and manufacturing process development related expenses compared to the nine months ended September 30, 2018, in which expenses related primarily to preparation for our global Phase 2 trial in GCA and manufacturing development related expenses.

The direct costs of our KPL-716 program were $25.5 million during the nine months ended September 30, 2019, compared to $18.7 million during the nine months ended September 30, 2018, or an increase of $6.8 million. During the nine months ended September 30, 2019, expenses incurred related primarily to a milestone payment of $10.0 million under our asset purchase agreement with Biogen associated with the achievement of a specified clinical milestone event as well as expenses incurred for our Phase 2a clinical trial in prurigo nodularis; our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus; our Phase 1b clinical trial, as well as manufacturing and development costs for our clinical drug supply, compared to the nine months ended September 30, 2018, in which expenses incurred related primarily to our Phase 1a/1b clinical trial and our LOTUS-PN observational study,  as well as manufacturing and development costs for clinical drug supply for planned clinical trials.

The direct costs for our KPL-404 program during the nine months ended September 30, 2019 were $21.8 million, compared to $4.1 million during the nine months ended September 30, 2018, or an increase of $17.7 million.  During the nine months ended September 30, 2019, expenses incurred primarily related to $18.0 million of expense related to the acquisition of the issued and outstanding equity securities of Primatope, comprised of upfront consideration of $10.0 million paid at closing and milestone payments of $5.0 million, which had been achieved as of the closing date, and $3.0 million, which was achieved during the nine months ended September 30, 2019, each paid in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the Primatope Agreement.  During the nine months ended September 30, 2018, expenses incurred related to $3.6 million of direct costs related to clinical research and development, including manufacturing development costs as well as $0.5 million related to the extension of the option period under the Primatope Agreement.  The Primatope acquisition was accounted for as an asset acquisition as it did not meet the definition of a business.  We recorded the upfront payment, milestone payments and the accrued milestone as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use.

The direct costs for our KPL-045 program during the nine months ended September 30, 2019 were $2.1 million, compared to $3.1 million during the nine months ended September 30, 2018, or a decrease of $1.0 million.  During the nine months ended September 30, 2019, expenses incurred related to preclinical research and development,  compared to the nine months ended September 30, 2018, in which expenses incurred related to $2.9 million of direct costs related to preclinical research and development, including manufacturing development costs, as well as $0.2 million related to a technology transfer payment under our license agreement with Novo Nordisk A/S, or NovoNordisk.

Unallocated research and development expenses were $31.4 million for the nine months ended September 30, 2019 compared to $11.9 million for the nine months ended September 30, 2018. The increase of $19.5 million in unallocated research and development expenses was due to an increase of $13.5 million in personnel-related costs, including $3.0 million of share-based compensation, and an increase of $6.0 million in other costs. The increase in personnel-related costs was primarily due to the hiring of additional personnel in our research and development functions, particularly those responsible for coordinating with CMOs on process development and manufacturing of drug supply and coordinating with CROs on the conduct and oversight of our current and planned clinical trials as well as research studies and development programs for our product candidates. Personnel-related costs for the nine months ended September 30, 2019 and 2018 included share-based compensation of $4.1 million and $1.1 million, respectively.

General and Administrative Expenses

General and administrative expenses were $25.3 million for the nine months ended September 30, 2019 compared to $13.6 million for the nine months ended September 30, 2018. The increase of $11.7 million was primarily due to increases of $9.3 million in personnel-related costs and $2.4 million in professional fees and other costs. The increase in personnel-related costs was due to the hiring of additional personnel in our general and administrative functions, primarily in our commercial department and corporate departments, including legal, finance and human resources, as we continued to expand our operations to support the organization, including our status as a public company. Personnel-related costs for the nine months ended September 30, 2019 and 2018 included share-based compensation of $6.0 million and $2.0 million, respectively.

Interest Income

Interest income was $4.9 million for the nine months ended September 30, 2019 compared to $3.0 million for the nine months ended September 30, 2018. The increase was largely due to higher average invested balances.

Benefit for Income Taxes

For the nine months ended September 30, 2019 we recorded a benefit for income taxes of $2.4 million which related primarily to the impact of the FDII deduction for 2019 and 2018; and U.S. federal and state research and development tax credits.  For the nine months ended September 30, 2018, we recorded an insignificant benefit for income taxes.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations. Prior to the completion of the initial public offering of our Class A common shares, or the IPO, in May 2018, we funded our operations primarily with proceeds from the sale of preferred shares, from which we had received net proceeds of $310.6 million.

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

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $258.7 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(134,199)	$(53,374)
Net cash provided by (used in) investing activities	47,298	(268,858)
Net cash provided by financing activities	83,734	346,445
Net increase in cash and cash equivalents and restricted cash	$(3,167)	$24,213

Operating Activities

During the nine months ended September 30, 2019, operating activities used $134.2 million of cash, primarily resulting from our net loss of $130.1 million, partially offset by non-cash charges of $14.0 million and net cash used by changes in our operating assets and liabilities of $18.1 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted of a $14.9 million decrease in accrued milestones, a $4.5 million decrease in accounts payable, a $0.9 million decrease in operating lease liabilities, and a $1.5 million increase in prepaid expenses and other current assets, partially offset by a $0.9 million increase in other long-term liabilities and a $2.7 million increase in accrued expenses. The decrease in accrued milestones resulted from the payment of outstanding milestones for which the expense was recognized in prior years.  The decrease in accounts payable was primarily due to the timing of vendor invoicing and payments.  The increase in prepaid expenses and other current assets was due to increases in prepaid insurance expenses and prepaid expenses to CROs related to our clinical trials.  The decrease in operating lease liabilities is due to monthly payments for our right of use assets.

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

Investing Activities

During the nine months ended September 30, 2019 investing activities provided $47.3 million of cash, consisting of $454.6 million from proceeds of maturities of short-term investments, partially offset by $1.2 million of purchases of property and equipment and $406.1 million of purchases of short-term investments.

During the nine months ended September 30, 2018, investing activities used $268.9 million of cash, consisting of $1.3 million of purchases of property and equipment and $292.6 million of purchases of short-term investments offset by $25.0 million from proceeds of maturities of short-term investments.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $83.7 million, primarily consisting of net proceeds of $83.0 million from our issuance and sale of Class A common shares in a follow-on public offering, inclusive of the exercise in part of the underwriters’ over-allotment option to purchase additional

Class A common shares and concurrent issuance and sale of Class A1 common shares in a private placement, after deduction of underwriting commissions and discounts and other offering costs.

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

Funding Requirements

We expect our expenses to be substantial in connection with our ongoing activities, particularly as we advance the clinical trials and preclinical activities of our product candidates. Additionally, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. Our expected substantial expenses include anticipated costs to:

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

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

•	the costs of manufacturing commercial‑grade product and necessary inventory to support commercial launch;
•	the ability to receive additional non‑dilutive funding;
•	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property‑related claims;
•	our ability to establish and maintain licensing, collaboration or other strategic transactions and arrangements on favorable terms, if at all;
•	the extent to which we acquire or in‑license other product candidates, technologies and their related businesses; and
•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private securities offerings, debt financings, or other sources, including, licensing, collaboration, marketing, distribution or other strategic transactions or arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect our shareholders’ rights as a common shareholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

If we raise funds through licensing, collaboration, marketing, distribution or other strategic transactions or arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or otherwise agree to terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be forced to delay, reduce or cease our product development or future commercialization efforts.

Contractual Obligations and Commitments

During the nine months ended September 30, 2019, there were no material changes outside the ordinary course of our business to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the

Annual Report. See Note 12 to our consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” of this Quarterly Report for a discussion of obligations and commitments.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. If our assumptions or the conditions change, our actual results may differ from these estimates.

During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies, other than the adoption of the new leasing standard. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses related to expenses for research and development and our ongoing operations. Our net losses for the nine months ended September 30, 2019 and 2018 were $130.1 million and $60.6 million, respectively. As of September 30, 2019, we had an accumulated deficit of $324.3 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we:

•

continue our research and preclinical and clinical development of our product candidates, including our global, pivotal Phase 3 clinical trial for rilonacept for the treatment of recurrent pericarditis, named RHAPSODY,  our global Phase 2 clinical trial with mavrilimumab for the treatment of giant cell arteritis, or GCA, our Phase 2a clinical trial with KPL‑716 in prurigo nodularis and our exploratory Phase 2 clinical trial for KPL-716 in diseases characterized by chronic pruritus, as well as our Phase 1 clinical trial in healthy volunteers for KPL-404;

•	evaluate KPL-045 based on preclinical data in the context of our portfolio;
•	initiate other potential additional preclinical studies and clinical trials for our product candidates;
•	increase our manufacturing capabilities or add additional manufacturers or suppliers;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	establish a sales, marketing and distribution infrastructure to commercialize products for which we may obtain marketing approval;
•

seek to identify, assess and study new or expanded indications for our product candidates, new or alternative dosing levels and frequency for our product candidates, or new or alternative administration of our product candidates, including method, mode or delivery device;

•	seek to identify, assess, acquire or develop additional product candidates;
•	make milestone or other payments under any license or purchase agreements;
•	seek to maintain, protect and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company, our product development and planned future commercialization efforts; and
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

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or cease our product development, other operations or commercialization efforts.

The development and commercialization of biopharmaceutical products is capital intensive. We are advancing our product candidates through preclinical and clinical development, including our multiple ongoing global clinical trials for our product candidates, rilonacept, mavrilimumab and KPL‑716. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of our product candidates, establish and expand our sales, marketing and distribution capabilities, infrastructure and organization, or enter into agreements with third parties to conduct one or more of these commercialization activities, for any of our product candidates, if approved, and, if successful, seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, or in anticipation of obtaining marketing approval, we expect to incur significant commercialization expenses related to manufacturing, product sales, marketing and distribution. As our product candidates progress through development and towards commercialization, we will need to make milestone payments and if successful, eventually make royalty payments, to the licensors and other third parties from whom we have acquired our product candidates. We may also need to raise additional funds sooner if we choose to pursue additional indications for our product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on attractive terms, if at all, we will be forced to delay, reduce or cease certain of our clinical development plans, research and development programs or future commercialization efforts.

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private securities offerings, debt financings or other sources. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the results from, and the time and cost necessary for, completing our global, pivotal Phase 3 clinical trial for rilonacept in recurrent pericarditis, RHAPSODY, our global Phase 2 clinical trial for mavrilimumab in GCA, our Phase 2a clinical trial for KPL-716 in prurigo nodularis, our exploratory Phase 2 clinical trial for KPL-716 in diseases characterized by chronic pruritus, as well as our Phase 1 clinical trial in healthy volunteers for KPL-404 and our evaluation of KPL-045 based on preclinical data in the context of our portfolio;

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

•

our ability to successfully commercialize any of our product candidates, including the cost and timing of establishing and expanding our sales, marketing and distribution capabilities, infrastructure and organization or entering into agreements with third parties to conduct one or more of these activities for any of our product candidates, if approved or in anticipation of such approval;

•	the amount of sales revenues from our product candidates, if approved, including the sales price and the availability of coverage and adequate third‑party reimbursement;
•

competitive and potentially competitive products and technologies and patients’ and physicians’ receptivity to our product candidates and the technology underlying them in light of competitive products and technologies;

•

the cash requirements of any future acquisitions, developments or discovery of additional product candidates, including in connection with any licensing, acquisition, collaboration or other strategic transaction agreements;

•

the cash requirements for seeking to identify, assess and study new or expanded indications for our product candidates, new or alternative dosing levels or frequency for our product candidates, or new or alternative administration of our product candidates, including method, mode or delivery device;

•	the time and cost necessary to respond to technological and market developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	any product liability or other lawsuits related to our product candidates or any activities;
•	the costs associated with being a public company;
•	our need and ability to hire and retain personnel; and
•	the receptivity of the capital markets to financings by biopharmaceutical companies generally and companies with product candidates and technologies such as ours specifically.

Any additional fundraising efforts may divert our management from their day‑to‑day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets may make securities offerings and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs when they arise. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or cease one or more of our preclinical studies, clinical trials, development programs for our product candidates or other research or development programs, or the commercialization of any product candidate. We may also be unable to expand our operations or otherwise capitalize on our business opportunities or may be required to relinquish rights to our product candidates or products. Any of these occurrences could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through private or public securities offerings, debt financings, or other sources, including licensing, collaboration agreements or other strategic transactions or arrangements with third parties. The terms of any financing may adversely affect the holdings or the rights of our shareholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our Class A common shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through licensing, collaboration or other strategic transactions or arrangements with third parties, or at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our shareholders, and may cause the market price of our Class A common shares to decline.

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

We do not currently generate any revenue from sales of any products, and we may never be able to develop or commercialize marketable products. We have four product candidates in various stages of clinical development and one at the preclinical development stage. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them, and they may not be approved. Although rilonacept is approved and marketed for human use for the treatment of cryopyrin-associated periodic syndrome, or CAPS, in the United States by Regeneron, we are studying rilonacept for the treatment of a different indication called recurrent pericarditis, for which we have completed a Phase 2 clinical trial and which is currently in a global, pivotal Phase 3 clinical trial, RHAPSODY. Mavrilimumab has been through Phase 2 clinical trials conducted by MedImmune for the treatment of rheumatoid arthritis, or RA, but our global Phase 2 clinical trial with mavrilimumab is for the treatment of GCA. KPL‑716, is being studied in a Phase 2a clinical trial in prurigo nodularis and an exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus.  In addition, KPL-404 has progressed into a Phase 1 clinical trial in healthy volunteers.  Our current or future preclinical product candidates would need to progress through studies to enable an IND prior to clinical development. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. Our assumptions about why these product candidates are worthy of future development and potential approval in these, or any, indications are based on either indirect data primarily collected by other companies or our preclinical and clinical trials.

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

Each of our product candidates require additional preclinical or clinical development, regulatory approval in one or more jurisdictions, obtaining manufacturing capacity and expertise, successful manufacture of clinical supply, building a commercial organization, substantial investment and significant marketing efforts before we will be able to generate any revenue from product sales. The success of our product candidates depends upon several factors, including the following:

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
•

pediatric study plans acceptable to the FDA and comparable foreign regulatory authorities, and follow through of any pediatric study commitments, including development of pediatric formulations where indicated;

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

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
•	successful commercial launch of our product candidates, if and when approved;
•	acceptance of our products, if and when approved, by patients, the medical community and third‑party payors;
•	effective competition with other therapies;
•	establishment and maintenance of adequate healthcare coverage and reimbursement;
•	enforcement and defense of intellectual property rights and claims;
•	continued compliance with any post‑marketing requirements imposed by regulatory authorities, including any required post‑marketing clinical trial commitments or REMS; and
•	maintenance of a continued acceptable safety profile of our product candidates following approval.

If we do not accomplish one or more of these factors in a timely manner or at all, we could experience significant delays in, or an inability to, successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for one or more of our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to manufacture and market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all.

We are enrolling a global, pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, RHAPSODY, a global Phase 2 clinical trial with mavrilimumab for the treatment of GCA, a Phase 2a clinical trial with KPL‑716 in prurigo nodularis, and an exploratory Phase 2 clinical trial with KPL-716 in diseases characterized by chronic pruritus, as well as Phase 1 clinical trial in healthy volunteers for KPL-404. We are also evaluating the progression of KPL-045 based on preclinical data in the context of our portfolio. Commencing our planned clinical trials is subject to acceptance by the FDA of an IND or IND amendments, acceptance by European regulatory authorities of a Clinical Trial Application, or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, European regulatory authorities or other applicable regulatory authorities.

We may receive feedback or guidance from regulatory authorities on our clinical trial design and protocols and even after we incorporate such feedback or guidance from these regulatory authorities, such regulatory authorities may impose other requirements for our clinical trials, could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant preclinical studies, clinical trials or chemistry, manufacturing and controls, or CMC, data, or disagree or change their position on the acceptability of our trial designs, including the proposed dosing level or schedule, treatment duration, our definitions of the patient populations or the clinical endpoints selected, which may require us to complete additional preclinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect.  For example, the FDA has provided feedback that the risk-benefit assessment for investigation of mavrilimumab in a clinical trial may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk-benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment options. In addition, we anticipate that other potential indications for mavrilimumab would need to be in serious or life-threatening diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to pursue clinical development in such indications. Further, based on FDA feedback we received in connection with its review and approval of an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the safety and effectiveness of mavrilimumab at the 26 weeks of dosing stipulated in our Phase 2 clinical trial, and eventually demonstrate safety and effectiveness of mavrilimumab beyond 26 weeks as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses in GCA.

Further, we could discover that our clinical trial design leads to enrollment delays or other difficulties which could require protocol amendments and further delay our study. In addition, the FDA or other regulatory authorities could require us to collect additional clinical data.  Successful completion of our clinical trials is a prerequisite to submitting a biologics license application, or BLA, to the FDA and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and future product candidates. We do not know whether any of our clinical trials will begin as planned or be completed on schedule, if at all.

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
•

failure by our CROs, medical institutions, other third parties we contract with in connection with our clinical trials, or us to adhere to clinical trial requirements or to perform their obligations in a timely or compliant manner;

•	failure to perform in accordance with the FDA’s good clinical practices requirements, or GCPs, or applicable regulatory guidelines in other countries;
•	patients not completing participation in a clinical trial or returning for post‑treatment follow‑up, in either case including as a result of trial demands on participants among other things;
•	clinical trial sites or patients dropping out of a clinical trial;
•	participating patients experiencing serious adverse events or undesirable side effects or being exposed to unacceptable health risks;
•	participating patients failing to experience confirmed pre-specified events during the clinical trial within an expected time-frame, if at all;
•	safety issues, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•

difficulty in identifying the patient populations that we are trying to enroll in a particular trial, which may delay enrollment and reduce the power of a clinical trial to detect statistically significant results;

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

We could encounter delays if a clinical trial is rejected, suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects that arise in the trial, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the delay or denial of regulatory approval of our product candidates.

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

Clinical trials must be conducted in accordance with the laws and regulations of the FDA, European Union, or EU, rules and regulations and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. Further, conducting global clinical trials, as we do for certain of our product candidates, may require that we coordinate among the requirements, regulations or guidelines of regulatory authorities across a number of jurisdictions, including the United States, EU and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials must be conducted with supplies of our product candidates produced under current good manufacturing practice, or cGMP, requirements and other regulations. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with GCP requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the EU and the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non‑EU and non‑U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the EMA, and different standards of diagnosis, screening and medical care.

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

Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to obtain orphan exclusivity for our products that potentially qualify for this designation and to successfully commercialize our product candidates, and may harm our business and results of operations. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue and harm our business, financial condition and prospects significantly.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. Patient enrollment depends on many factors, including the size and nature of the patient population, patient referral practices of physicians, eligibility criteria for the clinical trial, the proximity of patients to clinical sites, the design of the clinical protocol, the availability and nature of competing clinical trials, the availability of new drugs approved for the indication the clinical trial is investigating, the risk that patients enrolled in clinical trials will drop out of the trials before completion of their treatment or follow-up period (in either case including as a result of trial demands on participants among other things), clinicians’ and patients’ perceptions as to the safety and potential advantages of the product candidate being studied in relation to other available therapies, and the occurrence of adverse events, or AEs, or undesirable side effects attributable to our product candidates. Many of the conditions for which we plan to evaluate our current product candidates in the near future are in small disease populations. Accordingly, there are limited patient pools from which to draw for clinical trials.

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

Treatment with our product candidates may produce undesirable side effects or adverse reactions or events. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in more restrictive labels or the delay or denial of regulatory approvals by the FDA or other comparable foreign authorities.

Our product candidates modulate the immune system and carry risks associated with immunosuppression, including the risk of serious infections and other potential serious health risks. Some common side effects of rilonacept include, cold symptoms, nausea, stomach pain, diarrhea, numbness or tingly feeling and injection‑site reaction. IL‑1 blockade may interfere with immune response to infections. Serious, life‑threatening infections have been reported in patients taking rilonacept. In our open-label Phase 2 proof-of-concept clinical trial of rilonacept for recurrent pericarditis, the most common AEs were gastrointestinal disorders and injection site reactions. There was one treatment‑related serious AE which resulted in discontinuation: a skin abscess which responded to medical treatment.

For mavrilimumab, there is a theoretical risk for the development of pulmonary alveolar proteinosis, or PAP. PAP is a rare lung disorder in which surfactant‑derived lipoproteins accumulate excessively within pulmonary alveoli due to loss of granulocyte macrophage colony stimulating factor, or GM‑CSF, function. The disease can range in severity from a sub‑clinical reduction in diffusion capacity to significant dyspnea during mild exertion. In preclinical studies conducted by MedImmune, certain effects were observed in the lungs of non‑human primates, which led the FDA to issue a clinical hold with respect to MedImmune’s proposed clinical trial in RA. Preclinical data generated to-date suggest mavrilimumab does not reach the lungs in sufficient quantities to induce PAP at clinically relevant doses and human trials thus far have not shown a clinical effect on pulmonary function tests attributable to mavrilimumab. However, if the results of our clinical trials reveal an unacceptable severity and prevalence of these or other side effects, the FDA or applicable foreign regulatory agency may suspend or terminate our clinical trials, or not authorize us to initiate further trials. In addition, if other anti-GM-CSF molecules in development by third parties show these or similar side effects, it could have an impact on the entire class of anti-GM-CSF molecules in development and the applicable regulatory agency may suspend or terminate our clinical trials, or not authorize us to initiate further trials. The FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny or withdraw approval of, any of our product candidates for any or all targeted indications.

In addition, subsequent to MedImmune’s original IND submission for RA and the availability of additional clinical safety data that MedImmune generated in human clinical trials conducted outside of the United States for RA, the FDA provided feedback that the risk-benefit assessment for investigation of mavrilimumab in a clinical trial may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk-benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment options. Further,  we anticipate that other potential indications for mavrilimumab would need to be in serious or life-threatening diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to be studied in such indications. In addition, based on FDA feedback we received in connection with its review and approval of an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the safety and effectiveness of mavrilimumab at the 26 weeks of dosing stipulated in our Phase 2 clinical trial, and eventually demonstrate safety and effectiveness of mavrilimumab beyond 26 weeks as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses in GCA.

In our repeated-single-dose Phase 1b clinical trial for KPL-716, there were no serious AEs. However, there were more atopic dermatitis flares in the KPL-716-treated population versus placebo (47.6% versus 4.5%) through the 12-week treatment period; all subjects who experienced a flare were successfully managed with topical corticosteroids. KPL-716 was otherwise well-tolerated by all subjects.

Additionally, clinical trials by their nature utilize a sample of the potential patient population.  With a limited number of patients, certain rare and severe side effects associated with our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidates. If one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including but not limited to:

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

Prior to our in‑license or acquisition of rilonacept, mavrilimumab, KPL‑716 and KPL‑045, we were not involved in the development of these product candidates and, as a result, we are dependent on Regeneron, MedImmune, Biogen and Novo Nordisk having accurately reported the results and correctly collected and interpreted the data from all preclinical and clinical trials conducted prior to our in‑license or acquisition.

We had no involvement with or control over the preclinical and clinical development of any of our product candidates prior to our in‑license or acquisition of them. We are dependent on Regeneron, MedImmune, Biogen and Novo Nordisk having conducted their research and development in accordance with the applicable protocols and legal, regulatory and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted prior to our in‑license or acquisition; and having correctly collected, interpreted, and completely transferred the data from these trials or other studies to us. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval, or commercialization of one or more of our product candidates will be adversely affected.

If we cannot replicate positive results from earlier preclinical studies and clinical trials conducted by us or the companies from whom we have licensed or acquired, or may in the future license or acquire, our product candidates in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Positive results from our preclinical studies and any positive results we may obtain from our early clinical trials of our product candidates, or from the clinical trials conducted by the companies from whom we in‑licensed or acquired or may in the future in‑license or acquire our product candidates, may not be predictive of the results from any required later preclinical studies and clinical trials. Similarly, the positive results from the preclinical studies and clinical trials of our product candidates may not be replicated in our subsequent preclinical studies or clinical trial results. The mechanisms of action of our product candidates may not prove to be safe or effective to treat the diseases that we are studying. Further, the safety and efficacy of our product candidates have not been established for the indications in which we are developing them, and we cannot provide any assurance that their development will be successful. For example, although rilonacept is FDA approved for the treatment of CAPS, and mavrilimumab has been studied in Phase 2 clinical trials for the treatment of RA, their safety and efficacy have not been determined in the indications we are pursuing, recurrent pericarditis or GCA, respectively, and each may fail to receive regulatory approval for those indications.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later‑stage clinical trials after achieving positive results in early‑stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including AEs previously unreported in earlier studies and trials of our product candidates and favorable safety and efficacy observed in earlier studies and trials not replicated in later studies or trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. Furthermore, the approval policies or regulations of the FDA or the applicable foreign regulatory agencies may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or any foreign regulatory agencies delaying, limiting or denying approval of our product candidates.

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

Risks Related to Marketing Approval and Regulatory Matters

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

Our product candidates and the activities associated with their development and commercialization, including their trial design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, pricing, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. We have not received approval or clearance to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval or clearance. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and may need to rely on third‑party CROs and regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the biologic manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. The FDA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. In addition to the United States, we may seek regulatory approval to commercialize our product candidates in foreign countries. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions.

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other trials. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval or we may fail or cease to advance their development for many reasons, including the following:

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

•

the FDA or comparable foreign regulatory authority could require us to collect additional data or conduct additional clinical studies, for example, based on FDA feedback, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the effectiveness and safety of mavrilimumab at the 26 weeks of dosing stipulated in our global Phase 2 clinical trial, and eventually demonstrate effectiveness and safety of mavrilimumab beyond 26 weeks as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses;

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
•

our product candidates may have undesirable side effects, toxicities or other unexpected characteristics, causing us or our investigators, regulators or IRBs to reject, suspend or terminate the clinical trials; and

•

the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data, biologic manufacturing process, and other supporting information insufficient for approval.

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

Our current product candidates and any of our future product candidates regulated as biologics in the United States may face biosimilar competition sooner than anticipated.

In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA‑licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved under a BLA by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12‑year period of exclusivity, another company may still market a competing version of the reference product for the same therapeutic indication if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well‑controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects of our product candidates.

For example, rilonacept was approved as a biological product under a BLA for the treatment of CAPS in 2008, and we believe it should qualify for the 12‑year period of exclusivity against any biosimilars. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider rilonacept, or any of our other product candidates, to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. In addition, if our clinical trials are successful, we plan to submit a supplemental BLA for rilonacept for the treatment of recurrent pericarditis, and the 12‑year exclusivity period does not attach to the approval of a supplemental BLA, potentially creating the opportunity for biosimilar competition.

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

In order to market any products in a country or territory, we must establish and comply with numerous and varying regulatory requirements of such country or territory regarding safety and efficacy. Regulatory requirements can vary widely from country to country, and clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries.

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

We may seek Breakthrough Therapy or Fast Track designation for some of our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs or biologics designated as breakthrough therapies by the FDA may also be eligible for expedited review and approval, but there is no guarantee that we will be eligible to do so.

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

Conducting pivotal clinical trials and preparing, and obtaining marketing approval for, a product candidate is a complicated process. Although members of our management team have participated in pivotal trials and obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have not done so. As a result, such activities may require more time and cost more than we anticipate. Failure to successfully complete, or delays in, our global, pivotal Phase 3 clinical trial in rilonacept or any of our eventual other pivotal trials or related regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval for, or clearance of, our product candidates. In addition, it is possible that the FDA or other government agencies may refuse to accept for substantive review any regulatory submissions that we submit for our product candidates or may conclude after review of our applications that they are insufficient to obtain marketing approval or clearance of our product candidates. If the FDA or other government agencies do not accept our applications or issue marketing authorizations for our product candidates, they may require that we conduct additional clinical, preclinical or manufacturing validation trials and submit that data before they will reconsider our applications. Depending on the extent of these or any other required trials, approval or receipt of any marketing authorization may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials, if performed and completed, may not be considered sufficient by the FDA or other government agencies to approve or grant marketing authorizations. Any delay in obtaining, or an inability to obtain, marketing approvals would delay or prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to modify or cease our development efforts for our product candidates, which could significantly harm our business.

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

Risks Related to Manufacturing and Our Reliance on Third Parties

We contract with third parties for manufacturing our product candidates and for certain preclinical and clinical development and expect to continue to do so for our commercial supply. This reliance on third parties increases the risk that we may not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate any late-stage manufacturing facilities. Although we have built a development and manufacturing facility to produce drug substance to support certain preclinical and early clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain of our early-stage product candidates for the majority of our clinical development efforts, as well as for the potential commercial manufacture of our product candidates, if approved. We rely on these third parties to develop the processes necessary to produce our product candidates at sufficient quality and quantity to support our development and commercialization efforts. Our reliance increases the risk that we will have insufficient quantities of our product candidates or that our product candidates are not produced at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

For example, we have a contract with Regeneron to produce rilonacept on an exclusive basis for a period of time.  Although Regeneron has produced rilonacept for commercial use for over ten years, the FDA or another applicable foreign regulatory agency might reevaluate rilonacept’s current manufacturing process or route of administration in connection with evaluating whether to approve rilonacept for a new indication, such as recurrent pericarditis. We also have CMOs manufacture KPL‑716 drug substance and drug product and entered into an agreement with a CMO to produce mavrilimumab beyond our current inventory. While we have transferred the technology to manufacture mavrilimumab to the CMO, the CMO may be required to adopt different manufacturing protocols or processes. The CMO will need to produce mavrilimumab using different media and feed compared to the processes that were used by MedImmune to develop our existing inventory. We cannot provide any assurance that the technology transfer was successful, or that the process development or the CMO will be successful in producing mavrilimumab in sufficient quantities or of acceptable quality, if at all, which would delay, prevent or impair the development of mavrilimumab. While we have built a manufacturing facility to support certain preclinical and early clinical development for our product candidates, we and our CMOs may not be able to produce sufficient quantities of these product candidates or produce them at an acceptable quality, which could delay, prevent or impair our development or commercialization efforts and increase costs.

The facilities used by our CMOs to manufacture our product candidates may be inspected by the FDA and other comparable regulatory authorities in connection with the submission of our marketing applications to, and review by, the FDA or other comparable regulatory authorities or based on their work for other clinical trial sponsors. While we provide oversight of manufacturing activities, we do not and will not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs and other regulatory requirements in connection with the manufacture of our product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we may review the compliance history and performance of our CMOs, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Further, our failure, or the failure of our third‑party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

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

The manufacture of our product candidates is highly regulated, complex and difficult, requiring a multi‑step and controlled process, and even minor problems or deviations could result in the product candidates being out-of-spec, failed batches or other failures, such as defective products or manufacturing failures. We have limited experience overseeing the manufacturing processes of mavrilimumab, KPL‑716, KPL-404 and our preclinical product candidate and no experience overseeing the manufacturing process of rilonacept. Due to the highly technical requirements of manufacturing our product candidates and the strict quality and control specifications, we and our third‑party providers may be unable to manufacture or supply our product candidates despite our and their efforts. Failure to produce sufficient quantities of our product candidates could delay their development, result in supply shortages for our patients, result in lost revenue, if any, and diminish our potential profitability, which may lead to lawsuits or could delay the introduction of our product candidates to the market.

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

Moreover, if there is a disruption to one or more of our third‑party manufacturers’ or suppliers’ relevant operations the supply of the related product candidate will be delayed until such manufacturer or supplier restores the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third‑party suppliers upon which we rely for preclinical and clinical stage product candidate supply were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third‑party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

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

While we are not aware of any therapies currently approved or actively continuing clinical trials in recurrent pericarditis, there is one product that modulates the signaling of IL‑1α and IL‑1β, anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, and one product that modulates the signaling of IL‑1β, canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation. There is also another therapy which modulates IL‑1α in clinical development for diseases other than recurrent pericarditis from XBiotech Inc. We expect mavrilimumab, if approved, to experience competitive pressure from tocilizumab (ACTEMRA), marketed by Genentech USA, Inc., which was approved in 2017 for use in GCA as an adjunct to steroid taper. Additional competition may be experienced from Eli Lilly and Company and AbbVie, Inc., which are conducting clinical trials for oral janus kinase inhibitors, Sanofi S.A. and Regeneron, which are recruiting a Phase 3 clinical trial with their anti-IL-6 program, Novartis International AG, which is recruiting a trial with its IL-17 antagonist secukinumab (Cosentyx) and Janssen Biotech, Inc., which is testing ustekinumab (STELARA) in two small studies for GCA. There are multiple other programs targeting GM-CSF antagonism not currently pursuing GCA in clinical trials that could decide in the future to engage in development of therapies for GCA, including GlaxoSmithKline plc, Izana Bioscience and Humanigen, Inc.  Multiple therapies are in development for prurigo nodularis and any that receive FDA approval for this indication will be likely competitors to KPL‑716. These products include nemolizumab, serlopitant and nalbuphine ER.  Further, the results of clinical trials for our product candidates may produce negative, inconclusive or uncompetitive results compared to those produced by any of these or other companies in the indications we are studying, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or modify or cease development programs for our product candidates.

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

We may not be successful in executing our growth strategy to identify, discover, develop, in‑license or acquire additional product candidates or technologies, and our growth strategy may not deliver the anticipated results or we may refine or otherwise alter our growth strategy. We may seek to acquire businesses or undertake business combinations, collaborations, or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions.

We have acquired or in‑licensed our existing product candidates, and as part of our strategy we plan to identify new product candidates or technologies that we believe are complementary to our existing product candidates. We may do this through our internal discovery program, or by acquiring the rights to product candidates and technologies through a variety of transaction types, including in‑licensing, strategic transactions, mergers or acquisitions. If we are unable to identify, discover, develop, in‑license or otherwise acquire and integrate product candidates, or their related companies, in accordance with this strategy, our ability to pursue this component of our growth strategy would be limited and we may need to refine or otherwise alter this strategy. We cannot be certain that we will be successful in such efforts, and even if we are successful in such efforts, we cannot be certain that such discovery or transaction will be on favorable terms, or that, following any such discovery or transaction, we will be able to realize the intended benefits of it.

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

If any of these events occurs, we may not be successful in executing our growth strategy to identify, discover, develop, in-license or acquire additional product candidates or technologies or to acquire businesses or undertake business combinations, collaborations, or other strategic transactions, or our growth strategy or strategic transactions may not deliver the anticipated results or we may refine or otherwise alter this strategy.

The consummation or performance of any acquisition, business combination, collaboration or other strategic transaction we may undertake in furtherance of our growth strategy or any refined or otherwise altered strategy, may involve additional risks, such as difficulties in assimilating different cultures, retaining personnel and integrating operations, which may be geographically dispersed, increased costs, exposure to liabilities, incurrence of indebtedness, or use a substantial portion of our available cash for all or a portion of the consideration or cause dilution to our existing shareholders if we issue equity securities for all or a portion of the consideration.  If any of these events occurs or we are unable to meet our strategic objectives for any such transaction, we may not be able to achieve the expected benefits from the transaction and our business may be materially harmed.

We may seek to enter into collaboration,  licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our product candidates and any such transactions or arrangements that we may enter into may not be successful or be on favorable terms, which could adversely affect our ability to develop, commercialize or attempt to realize value from our product candidates.

We may seek collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our product candidates depending on the merits of retaining rights to develop or commercialize the product candidates ourselves as compared to entering into such transactions or arrangements. In addition, we may seek to jointly develop, commercialize or otherwise exploit one or more of our product candidates with a third party. To the extent that we decide to enter into such transactions or arrangements, we will face significant competition in seeking appropriate collaborators, licensees or other strategic parties. Moreover, these transactions and arrangements are complex and time consuming to negotiate, document, implement and to close or maintain. We may not be successful in our efforts to establish collaborations, licenses or other strategic transactions or arrangements should we so chose to do so. The terms of any such transactions or arrangements that we may establish may not be favorable to us. In addition, our right to grant a sublicense of intellectual property licensed to us under certain of our current agreements requires the consent of the applicable licensor.

Any future collaborations, licenses or other strategic transactions or arrangements that we enter into may not be successful. The success of these potential collaboration, license arrangements and other strategic transactions or arrangements may depend heavily on the efforts and activities of our collaborators, sublicensees or other strategic parties. Collaborations, licenses or other strategic transactions or arrangements are subject to numerous risks, which may include risks that the collaborator, licensee or other strategic party, as applicable:

•	may have significant discretion in determining the efforts and resources that they will apply;
•	may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out its activities;
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

We have a limited operating history and are highly dependent on the research and development, clinical, commercial and business development expertise of members of our executive and senior management teams, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers and certain members of senior management, each of them or we may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

We need to continue to develop our company and expand our scope of operations, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

We expect to continue to develop our company and expand the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day‑to‑day activities and devote a substantial amount of time to managing these development and expansion activities. Due to our limited resources, certain employees may need to perform activities that are beyond their regular scope of work, and we may not be able to effectively manage the development of our company, expansion of our operations or recruit and train qualified personnel. This may result in weaknesses of our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of one or more of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future development of our company and expansion of our operations.

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

In addition, the patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO is often significantly narrowed by the time they issue, if at all. The claims of our issued patents or patent applications when issued may not cover our product candidates, proposed commercial technologies or the future products that we develop, or even if such patents provide coverage, the coverage obtained may not provide any competitive advantage. Further, it is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. In the case of our field‑limited license from Regeneron, another licensee may have the right to enforce patents covering the product in their field. As a result, we may need to coordinate enforcement with another party, and the other party could enforce the patents in a manner adverse to our interests or otherwise put the patents at risk of invalidation.

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

We entered into agreements to acquire the rights to develop or commercialize our product candidates, rilonacept, mavrilimumab, KPL‑716, KPL‑404 and KPL‑045. In September 2017, we entered into a license agreement with Regeneron to obtain an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize rilonacept. In December 2017, we entered into the MedImmune Agreement to obtain exclusive worldwide rights to research, develop, manufacture, market and sell mavrilimumab and any other products covered by the licensed patent rights. In September 2016, pursuant to an asset purchase agreement with Biogen, or the Biogen Agreement, we acquired all of Biogen’s right, title and interest in and to certain assets used in or relating to KPL‑716, including patents and other intellectual property rights, clinical data, know‑how and inventory. In connection with our acquisition of Primatope Therapeutics, Inc., or Primatope, in March 2019, we acquired a license with Beth Israel Deaconess Medical Center for certain patent applications and patents related to KPL-404. In August 2017, we licensed KPL-045 from Novo Nordisk. Each of these agreements requires us to use commercially reasonable efforts to develop and commercialize the related product candidates, make timely milestone and other payments, provide certain information regarding our activities with respect to such product candidates and indemnify the other party with respect to our development and commercialization activities under the terms of the agreements. These agreements and any future such agreements that we enter into impose a variety of obligations and related consequences.

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

Regeneron has rights to develop rilonacept in its retained fields of local administration to the eye and ear, oncology, deficiency of the IL‑1 receptor, and CAPS. Regeneron may also develop rilonacept in fields to which we have licensed the rights, but we retain the commercial benefit related to that development upon approval of rilonacept in any field that we have licensed. We and Regeneron communicate with each other concerning our related development activities, and we have approval rights over Regeneron’s development in the fields that we have licensed, including pericarditis. Outside of the United States and Japan, Regeneron has granted a third‑party licensee the right to develop and commercialize rilonacept in CAPS and certain periodic fever syndromes. The development of rilonacept in other fields could increase the possibility of identification of adverse safety results that impact our development of rilonacept for recurrent pericarditis. In addition, if approved, commercialization of rilonacept in other fields could result in an increased threat of off‑label use to compete with the sale of rilonacept to treat these indications, which may diminish sales of rilonacept in fields licensed exclusively to us.

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

If, in the future, we are unable to establish and expand our own sales, marketing and distribution capabilities and infrastructure, or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved, and we may not be able to generate any revenue.

We have never sold, marketed or distributed any therapeutic products.  To achieve commercial success for any approved product candidate, we must build our sales, marketing, distribution, managerial and other non‑technical capabilities or make arrangements with third parties to perform these services. For example, we are currently undertaking plans to establish and develop our sales, marketing, and distribution capabilities and infrastructure to directly commercialize rilonacept, in anticipation of approval.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

•	our inability to effectively distribute products in a timely manner;
•	our inability to develop or obtain sufficient operational functions and infrastructure to support our commercial activities; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Even if the FDA or any other regulatory authority approves the marketing of our product candidates, whether developed on our own or with a collaborator, physicians, healthcare providers, patients or the medical community may not accept or use our product candidates, or effectively block or limit their use in the case of third-party payors. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue or any profits from operations. The degree of market acceptance of our product candidates will depend on a variety of factors, including:

•	the timing of market introduction;
•	the number and clinical profile of competing products;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the clinical indications for which our product candidates are approved;
•	our ability to provide acceptable evidence of safety and efficacy;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;

•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;
•	pricing (including patient out-of-pocket costs), budget impact, affordability and cost effectiveness, particularly in relation to alternative treatments;
•	the effectiveness of our sales, marketing and distribution activities;
•	availability of adequate coverage, reimbursement and payment from health maintenance organizations and other insurers, both public and private; and
•	other potential advantages over alternative treatment methods.

If our product candidates fail to gain market acceptance, our ability to generate revenues will be adversely affected. Even if our product candidates achieve market acceptance, the market may prove not to be large enough to allow us to generate significant revenues.

The successful commercialization of our product candidates will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide funding, establish coverage and pricing policies, and set reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

Our ability to commercialize any product candidates successfully, particularly in orphan indications, will depend in part on the availability of coverage and the adequacy of reimbursement for these product candidates and related treatments from third-party payors (e.g., governmental authorities, private health insurers and other organizations).  Obtaining coverage and adequate reimbursement is contingent on our ability to:

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

In the interest of cost-containment, governmental authorities, private health insurers and other third-party payors have attempted to control costs by delaying the time to reimbursement, and by limiting the breadth of coverage and the amount of reimbursement for particular products, both in terms of lower pricing and increasing the proportion of the cost for which the patient is responsible. There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside the United States, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used. Coverage and reimbursement barriers may materially impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available, or available only at limited levels, or if such coverage will require patient out-of-pocket costs that are unacceptably high, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. Moreover, any coverage or reimbursement that may be obtained may be decreased or eliminated in the future.

Third-party payors continue to introduce new tactics to contain costs, including more rigorous value/benefit assessment processes and criteria.  It is possible that third-party payors will change the clinical comparators that serve as benchmarks for determining relative value.  The result of such a change would be a more challenging value/benefit assessment caused by a more challenging basis for comparison and the potential for a worse relative outcome.  Third-party payors may determine that we have failed to generate sufficient evidence to support a value/benefit assessment and refuse to provide coverage, thereby impacting or preventing the progression to a price negotiation.  The potential of third-party payors to introduce more rigorous value/benefit assessment processes and criteria could have a negative impact on our ability to commercialize our product candidates successfully.

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

Evolving health policy and associated legislative changes related to coverage and reimbursement aimed at lowering healthcare expenditure could impact the commercialization of our product candidates.  Pharmaceutical pricing has been, and likely will continue to be, a central component of these efforts.

The regulations that govern regulatory approvals, pricing and reimbursement for new products vary widely from country to country. Our operations are subject to extensive governmental price control or other market regulations in other countries outside of the United States, and we believe the increasing emphasis on cost‑containment initiatives in European and other countries have and will continue to put pressure on the pricing and usage of our product candidates. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product candidate, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing and reimbursement limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Net prices for products may be reduced by mandatory discounts or legislated rebates that must be paid in order to participate in government healthcare programs or paid to other third-party payors.  Mandatory discounts can be legislated at any time in any market.  Similarly, some markets currently have pricing legislation that sets the price of a pharmaceutical product in their market by referencing the price of that product in other markets, known as international reference pricing.  International reference pricing has the potential to impact price cuts in individual countries and the countries that reference any individual countries’ pricing. Expansion of mandatory discounts and international reference pricing, including into the United States, presents a material risk to our ability to achieve satisfactory coverage and reimbursement.

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

We are currently subject to ongoing obligations, regulatory requirements and review, and if we receive regulatory approval for any of our product candidates, will be subject to additional ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, we will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record‑keeping, AE reporting, conduct of post‑marketing trials and submission of safety, efficacy and other post‑market information for our approved product candidates, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our CMOs will be subject to user fees and continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA or MAA. Accordingly, we and our CMOs and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

While our current clinical and medical affairs activities are subject to certain ongoing regulatory requirements concerning appropriate exchange of medical and scientific information, if the FDA or a comparable foreign regulatory authority approves any of our product candidates we will have to comply with additional requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval.

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

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our product candidates or business may cause us to be found in violation of applicable requirements. In addition, our employees or third parties with whom we contract, such as our CROs or CMOs, may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients, customers and others or information regarding our product candidates or clinical trials. Clinical trial patients may also knowingly or inadvertently make use of social media in ways that may not comply with legal or contractual requirements for participation in a clinical trial, including with respect to any AEs they may experience, which may give rise to liability and regulatory risk.  Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results and financial condition and could adversely affect the price of our Class A common shares.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi‑class voting structure of our common shares, the holders of our Class B common shares, which consist primarily of our executive officers and certain other members of our senior management, collectively control over a majority of the combined voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of September 30, 2019, the holders of Class A common shares accounted for approximately 29% of our aggregate voting power and the holders of Class B common shares accounted for approximately 71% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 66% of our aggregate voting power as of September 30, 2019 and have the ability to control the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61‑days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. As of September 30, 2019, entities managed by Baker Brothers could convert their Class A1 common shares and Class B1 common shares upon 61‑days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 74% of our aggregate voting power.

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

Our share price is likely to continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our shareholders may not be able to sell their Class A common shares at or above the price they paid for their shares. The market price for our Class A common shares may be influenced by many factors, including:

•	the results of clinical trials for our product candidates;
•	delays in the commencement, enrollment and the ultimate completion of clinical trials;
•	the results and potential impact of competitive products or technologies;
•	our ability to manufacture and successfully produce our product candidates;
•	actual or anticipated changes in estimates as to financial results, capitalization, development timelines or recommendations by securities analysts;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	financing or other corporate transactions, or our inability to obtain additional funding;

•	failure to meet or exceed the expectations of the investment community;
•	regulatory or legal developments in the United States and other countries;
•	the recruitment or departure of key personnel;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the results of our efforts to discover, develop, acquire or in‑license additional product candidates;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions;
•	changes in voting control of our executive officers and certain other members of our senior management or affiliates who hold our shares; and
•	the other factors described in this “Risk Factors” section.

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

As of September 30, 2019, upon such transfers or conversions up to approximately 35.7 million of additional Class A common shares would be issuable and eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act and such rule, Rule 144.  In addition, as of September 30, 2019, there were approximately 8.6 million Class A common shares subject to outstanding options under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management together with funds affiliated with certain of our directors. As of September 30, 2019, on an as-converted basis, these shareholders collectively held approximately 33.8 million of our Class A common shares.  If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Further, as of (i) September 30, 2019, holders of approximately 35.5 million Class A common shares, including Class A common shares issuable upon the conversion of our Class B, Class A1 and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively, registerable securities, are entitled to certain rights with respect to the registration of these shares under the Securities Act pursuant to our amended and restated investor rights agreement, or the investors rights agreement and (ii) June 10, 2019, we registered 28,882,977 Class A common shares (inclusive of 3,000,000 Class A common shares acquired by certain of these holders in our initial public offering of our Class A common shares, or IPO) on an as converted basis from the registrable securities held by certain of these holders pursuant to the investors rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144 under the Securities Act.

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

Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from any future tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities;
•	changes to and increases in expenses not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions;
•	changes in the taxation of share‑based compensation;
•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and
•	challenges to the transfer pricing policies related to our structure.

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

We believe we will likely be classified as a controlled foreign corporation for the taxable year ended December 31, 2019. Even if we were not classified as a controlled foreign corporation, if our group includes one or more U.S. subsidiaries, certain of our non‑U.S. subsidiaries could be treated as controlled foreign corporations. If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our common shares, such U.S. Holder may be treated as a “United States shareholder” with respect to us (if we are classified as a controlled foreign corporation) and each controlled foreign corporation in our group (if any). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low‑taxed income,” or GILTI, and investments in U.S. property by controlled foreign corporations, regardless of whether we make any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject such shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether such investor is treated as a United States shareholder with respect to us or any of our non-U.S. subsidiaries. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. U.S. Holders should consult their tax advisors regarding the potential application of these rules to any investment in our common shares.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

In 2017, the U.S. government enacted comprehensive tax legislation that includes significant changes to the taxation of business entities, or the Tax Reform Act. These changes include, among others, a permanent reduction to the corporate income tax rate, introduction of the GILTI provision, introduction of the Foreign Derived Intangible Income, or FDII, provision, limiting interest deductions, adopting elements of a territorial tax system and introducing certain anti‑base erosion provisions. We continue to examine the impact this tax reform legislation may have on our business. The effect of the Tax Reform Act on our business, whether adverse or favorable, is uncertain, and may not become evident for some period of time. U.S. Holders should consult with their legal and tax advisors regarding any such legislation and the potential tax consequences of investing in our common shares.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Memorandum of Association of Kiniksa Pharmaceuticals, Ltd.	S-1	333-224488	3.1	4/27/18

3.2	Amended and Restated Bye‑Laws of Kiniksa Pharmaceuticals, Ltd.	8-K	001-38492	3.1	5/29/18

4.1	Specimen Share Certificate evidencing the Class A common shares	S-1/A	333-224488	4.1	5/14/18

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of February 9, 2018	S-1	333-224488	3.1	4/27/18

10.1	Non-Employee Director Compensation Program (as amended October 1, 2019)					*

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*     Filed herewith

**   Furnished herewith

*** Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINIKSA PHARMACEUTICALS, LTD.

Date: November 5, 2019	By:	/s/ Sanj K. Patel
Sanj K. Patel
Chief Executive Officer and Chairman of the Board of Directors