Form 10-K
period 2019-12-31
Kiniksa Pharmaceuticals, Ltd.
filed 2020-03-05
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2019, was approximately $304.6 million.

As of February 29, 2020, there were 55,547,374 common shares outstanding in aggregate, comprised of:

20,388,482 Class A common shares, par value $0.000273235 per share

 4,105,320 Class B common shares, par value $0.000273235 per share

14,995,954 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Kiniksa Pharmaceuticals, Ltd.

FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward‑looking statements. All statements other than statements of historical facts contained in this Annual Report including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected properties, performance, market opportunity and competition, drug product supply, collaborators, license and other strategic arrangements, the expected timeline for achievement of our clinical milestones, the timing of, and potential results from, clinical and other trials, potential marketing authorization from the FDA or regulatory authorities in other jurisdictions, potential coverage and reimbursement for procedures using our product candidates, if approved, commercial strategy and pre-commercial activities, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success, plans and objectives of management for future operations and funding requirements, and future results of anticipated products, are forward‑looking statements.

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

•	our ability to successfully manage our growth;
•	our ability to avoid product liability claims and maintain adequate product liability insurance;
•	our ability to obtain regulatory exclusivity;
•	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our product candidates;
•	federal, state and foreign regulatory requirements applicable to our product candidates;
•	ownership concentration of our executive officers and certain members of senior management may prevent our shareholders from influencing significant corporate decisions;
•	our ability to attract and retain skilled personnel;
•	our ability to execute on our strategy; and
•	our ability to identify, in‑license, acquire, discover or develop additional product candidates.

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

Industry and other data

Unless otherwise indicated, certain industry data and market data included in this Annual Report were obtained from independent third‑party surveys, market research, publicly available information, reports of governmental agencies and industry publications and surveys. All of the market data used in this Annual Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We believe that the information from these industry publications and surveys included in this Annual Report is reliable. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the sections of this Annual Report entitled “Risk factors” and “Special note regarding forward‑looking statements” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

TRADEMARKS

We own the rights to Kiniksa® and have certain rights to trademarks that we use in connection with the operation of our business, including ARCALYST®. Kiniksa® is a trademark of Kiniksa Pharmaceuticals, Ltd. ARCALYST® is a registered trademark of Regeneron Pharmaceuticals, Inc. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report, including Kiniksa and ARCALYST, may be listed without the ®, SM and ™ symbols. We will assert, to the fullest extent under applicable law, our rights to our intellectual property. Trademarks, service marks and trade names of third parties are the intellectual property of such parties.

PART I

ITEM 1.      BUSINESS.

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients with significant unmet medical need.  We have a pipeline of clinical-stage product candidates, rilonacept, mavrilimumab, KPL-716 and KPL-404, that are expected to generate data-readouts throughout 2020. These product candidates are based on strong biologic rationales or validated mechanisms of action, target underserved conditions and offer the potential for differentiation. Further, by modulating different parts of the innate and adaptive immune system, we believe they have the potential to address multiple devastating diseases.

Rilonacept is a protein cytokine trap for inhibiting interleukin‑1 alpha, or IL‑1α, and interleukin‑1 beta, or IL‑1β. Cytokines are small proteins that play a key role in cell signaling. Rilonacept is approved by the U.S. Food and Drug Administration, or the FDA, for the treatment of Cryopyrin‑Associated Periodic Syndromes, or CAPS, and has been commercially sold as ARCALYST by Regeneron Pharmaceuticals, Inc., or Regeneron, for this indication since 2008. We licensed rilonacept from Regeneron in 2017. We are initially developing rilonacept for the treatment of recurrent pericarditis, a painful autoinflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. Currently, there is no FDA-approved therapy for the treatment of recurrent pericarditis.

We are conducting a single, pivotal, global, Phase 3 clinical trial in recurrent pericarditis, named RHAPSODY. We expect to report top‑line data in the second half of 2020. RHAPSODY is a double‑blind, placebo‑controlled, randomized‑withdrawal, or RW, design study with open‑label extension which is designed to assess the efficacy and safety of rilonacept treatment in subjects with recurrent pericarditis.

We received Breakthrough Therapy designation from the FDA for rilonacept for the treatment of recurrent pericarditis in 2019, and reported final data from our open‑label Phase 2 proof‑of‑concept clinical trial of rilonacept in  a range of recurrent pericarditis populations at the American Heart Association Scientific Sessions in November 2019. The data derived from the study provided early evidence that rilonacept treatment in the study improved clinically meaningful outcomes associated with the unmet medical need in recurrent pericarditis. Rilonacept was generally well-tolerated in the study, with adverse events consistent with the FDA approved rilonacept label for the treatment of CAPS, including Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome. The most common adverse events were mild, transient injection site reactions that did not cause discontinuation. There was one treatment-related serious adverse event which resulted in discontinuation: a skin abscess which responded to medical treatment. Infections are included in the rilonacept label for CAPS.

Mavrilimumab is a monoclonal antibody that antagonizes the signaling of granulocyte macrophage colony stimulating factor, or GM‑CSF. We are focusing our initial development efforts for mavrilimumab on giant cell arteritis, or GCA, a chronic inflammatory disease of medium-to-large arteries with an estimated U.S. prevalence of approximately 75,000 – 150,000 patients. We licensed mavrilimumab from MedImmune Limited, or MedImmune, in 2017.  There is only one FDA-approved therapy for GCA, which is an adjunct to corticosteroid therapy, and we believe an unmet need persists.  We are conducting a randomized, double‑blind, placebo‑controlled, global Phase 2 proof‑of‑concept clinical trial of mavrilimumab in GCA. We expect to report top‑line data in the second half of 2020.

In December 2019, we entered into a clinical collaboration with Kite, a Gilead Company, or Kite, to initiate a Phase 2 clinical trial evaluating the combination of Yescarta (axicabtagene ciloleucel) and mavrilimumab in relapsed or refractory large B-Cell lymphoma. The objective of the Phase 2 trial is to determine the effect of mavrilimumab on the safety of Yescarta. Treatment related induction of GM-CSF has been identified through clinical, translational and preclinical studies as a potential key signal associated with side effects of chimeric antigen receptor T, or CAR T, cell therapy. Preclinical evidence suggest the potential for interruption of GM-CSF signaling to disrupt CAR T cell mediated inflammation without disrupting anti-tumor activity. Kite will be the sponsor of this study and responsible for its conduct.

KPL‑716 is a monoclonal antibody that simultaneously inhibits the signaling of the cytokines interleukin‑31, or IL‑31, and oncostatin M, or OSM, by targeting their common receptor subunit, oncostatin M receptor beta, or OSMRβ. We licensed KPL-716 from Biogen MA, Inc., or Biogen, in 2016. We believe KPL-716 is the only monoclonal antibody in development that simultaneously targets both pathways.

We are conducting a randomized, double-blind, placebo-controlled, Phase 2a clinical trial of KPL-716 in subjects with prurigo nodularis, a chronic inflammatory skin condition with an estimated U.S. prevalence of approximately 300,000 patients. Currently, there is no FDA-approved therapy for prurigo nodularis. We expect data from this trial by the end of April 2020. We are also conducting an exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus. This randomized, double-blind, placebo-controlled trial is designed to identify chronic pruritic conditions where signaling through OSMRβ may be playing a role and to investigate the efficacy, safety and tolerability of KPL-716 in reducing the moderate-to-severe pruritus experienced by these subjects. We expect interim data from cohorts of this study in the first half of 2020.

In August 2019, we reported interim results from the repeated-single-dose Phase 1b clinical trial of KPL-716 in subjects with moderate-to-severe atopic dermatitis. Atopic dermatitis provided a proxy for evaluating target engagement in IL-31 driven pruritic diseases. Interim repeated-single-dose Phase 1b data through the 12-week treatment period showed a rapid and sustained anti-pruritic response as measured by Worst-Itch Numeric Rating Scale (WI-NRS). There were no serious adverse events. However, there were more atopic dermatitis flares in the KPL-716-treated population versus placebo (47.6% versus 4.5%); all subjects who experienced a flare were successfully managed with topical corticosteroids. KPL-716 was otherwise well-tolerated by all subjects.

KPL‑404 is a monoclonal antibody inhibitor of the CD40/CD40L interaction, a central control node of T‑cell‑dependent, B‑cell‑mediated humoral adaptive immunity. In the first quarter of 2019, we acquired all of the outstanding capital stock of Primatope Therapeutics, Inc., or Primatope, the company that owned or controlled the intellectual property related to KPL‑404. In the second half of 2019, we initiated a single-ascending-dose Phase 1 clinical trial of KPL-404 in healthy volunteers. The first-in-human trial is designed to provide safety and pharmacokinetics data as well as receptor occupancy and T-cell dependent antibody response (TDAR). We expect top-line data in the second half of 2020.

The following table summarizes our current pipeline of product candidates:

(1)Rilonacept (ARCALYST®) is approved and marketed for cryopyrin-associated periodic syndrome, in the United States by Regeneron.

(2)Clinical collaboration with Kite.

(3)Chronic Idiopathic Pruritus, Chronic Idiopathic Urticaria, Plaque Psoriasis, Lichen Simplex Chronicus, Lichen Planus. IL-1α = interleukin-1 alpha ; IL-1β = interleukin 1 beta; GM-CSFRα = granulocyte macrophage colony stimulating factor receptor alpha; OSMRβ = oncostatin M receptor beta

We evaluate options across our portfolio in an effort to maximize value and improve capital allocation based on data, including potential additional indications for rilonacept, mavrilimumab and KPL‑716, being opportunistic in our business development activities, considering appropriate opportunities to partner or out-license our programs, as well as conducting internal research to discover and develop molecules to expand our portfolio.

Our Team

We have assembled an experienced management team with a successful track record. Our management team has expertise across the spectrum of global drug discovery, development, manufacturing and commercialization activities in diseases within both large and orphan indications. Our Chairman and Chief Executive Officer, Sanj K. Patel, has more than 25 years of scientific, clinical and commercial experience in the pharmaceutical and biotechnology industries. Our Chief Medical Officer, John F. Paolini, M.D., Ph.D., has more than 18 years of experience planning, operating and executing clinical development programs across a range of disease indications from orphan diseases to large cardiovascular diseases, and ten years as a practicing cardiologist. Other members of our senior management team have held key management positions at other pharmaceutical and biotechnology companies that developed and commercialized therapies for underserved, rare and specialty‑focused patient populations. These companies include Synageva, Genzyme, Novo Nordisk, Shire, Sanofi, Pfizer, Bayer, Merck, Novartis and Vertex, among others.

Our Strategy

Our goal is to build a fully-integrated, global biopharmaceutical company by discovering, acquiring, developing and commercializing life-changing therapies for debilitating diseases. We have a pipeline of immune-modulating, clinical-stage product candidates that are based on strong biologic rationale or validated mechanisms, target underserved conditions and offer the potential for differentiation.

Critical components of our business strategy include the following:

•

Advance Our Product Candidates Through the Development Process.  We are pursuing multiple product candidates in parallel and have advanced these programs with the goal of delivering differentiated therapies to patients. We believe that each of our product candidates have the potential to address significant unmet medical needs and intend to develop them efficiently in a data-driven manner.

•

Commercialize Our Product Candidates to Bring Therapies to Patients.  We intend to market and commercialize our product candidates, if approved, in the United States and potentially in select international markets by developing sales, marketing, medical affairs, access and reimbursement capabilities, as appropriate for the potential commercial opportunity. We believe this approach will enable us to effectively reach patients and prescribers that our product candidates target and leverage the commercial potential of our product candidates.

•

Explore Opportunities to Drive Value and Maximize the Potential of Our Existing Portfolio. We believe that our product candidates have potential in multiple indications. Our assets are designed to modulate immunological signaling pathways that are implicated across a spectrum of diseases. We may also seek collaborations, licenses and other strategic relationships to assist in advancing and expanding our current programs, as appropriate to drive value.

•

Work to Identify, Discover, Acquire and Develop New Therapies.  We aim to leverage our internal discovery efforts and business development capabilities to complement our existing portfolio. We evaluate a variety of factors for potential product candidates, technologies and discovery targets, including biologic rationale for addressing the disease, potential for regulatory approval, commercial viability, intellectual property position, prospects for favorable pricing and reimbursement and the impact of competition. We also look at assets that could potentially address multiple indications. We intend to continue to be opportunistic in our business development activities.

Our Product Candidates

Rilonacept

Overview

Rilonacept was approved by the FDA for the treatment of CAPS which includes cold auto‑inflammatory syndrome and Muckle‑Wells syndrome, and has been commercially sold as ARCALYST in the United States by Regeneron for this indication since 2008. We licensed rilonacept in 2017 from Regeneron. We believe that rilonacept has potential to treat certain diseases mediated by both IL‑1α and IL‑1β. Our lead indication for rilonacept is recurrent pericarditis, a painful autoinflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. We are conducting a single, pivotal, global, Phase 3 clinical trial in recurrent pericarditis, named RHAPSODY. We expect to report top‑line data from this trial in the second half of 2020.

There is currently no FDA-approved therapy for the treatment of recurrent pericarditis. There is currently one other FDA‑approved agent that blocks both IL‑1α and IL‑1β signaling, anakinra (KINERET), produced by Sobi, Inc, or Sobi, is approved for other indications, and one that blocks only IL‑1β, canakinumab (ILARIS), produced by Novartis Pharmaceuticals Corporation, or Novartis, is approved for other indications. We believe both therapies have limitations. Anakinra requires once‑daily injections, and canakinumab blocks only IL‑1β, making it less effective or potentially ineffective in diseases driven by IL‑1α pathology. We believe that rilonacept with its more moderate, once‑weekly dosing schedule and its ability to inhibit both IL‑1α and IL‑1β could provide an improved therapeutic option for a variety of diseases mediated by both IL‑1α and IL‑1β.

Mechanism of Action

Rilonacept is an inhibitor of IL‑1α and IL‑1β. IL‑1α and IL‑1β have been demonstrated to play a key role in inflammatory diseases. IL‑1α and IL‑1β provoke potent, pro‑inflammatory events by engaging the IL‑1α and IL‑1β receptor. Following tissue insult, the release of IL‑1α acts as the primary initiating signal to coordinate the mobilization of immune cells to the damaged area, while IL‑1β is secreted mostly by macrophages and is a prototypical cytokine of the canonical NLRB-3 inflammasome. IL‑1α and IL‑1β signaling results in a dramatic increase in the production of cytokines that orchestrate the proliferation and recruitment of phagocytes to the site of damage, resulting in inflammation. Moreover, IL‑1α and IL‑1β signaling also affect other immune‑system cells, such as T‑cells and B‑cells.

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

An investigator‑initiated study of anakinra successfully demonstrated mechanistic proof‑of‑concept for inhibiting both IL‑1α and IL‑1β in the treatment of recurrent pericarditis. In a published case study, a patient with a refractory form of recurrent pericarditis, who was well‑controlled on anakinra, was switched from anakinra to canakinumab, which inhibits only IL‑1β, for tolerability reasons. The patient’s disease returned despite further dose escalation of canakinumab. When the patient was switched back to anakinra, which inhibits IL‑α and IL‑β, the disease promptly went back into remission. These data, together with clinical data from our open-label Phase 2 proof‑of‑concept study and confirmatory market research, may indicate that IL‑1α and IL‑1β play unique roles in recurrent pericarditis and other autoinflammatory diseases in which the pathology may be driven primarily by IL‑1α.

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

We intend to focus our development of rilonacept for the treatment of recurrent pericarditis initially in the United States, and we are exploring opportunities for potential expansion into other countries. Claims analysis, cross validated with published estimates, supports a prevalent population of patients with recurrent pericarditis seeking and receiving medical treatment to be approximately 40,000 patients in the United States per year. Within this estimated diagnosed and treated recurrent pericarditis patient population, there are certain subgroups of patients totaling approximately 14,000 with particularly high unmet medical needs consisting of:

•	patients who are refractory to all conventional treatments (approximately 3,000);
•	patients who are refractory to nonsteroidal anti-inflammatory drugs, or NSAIDs / colchicine but where steroid usage is not appropriate (approximately 5,000);
•	patients otherwise not well-managed and have multiple recurrences despite previously responding to NSAIDs, colchicine and/or steroids (approximately 5,000); and
•	patients who are dependent on steroids (approximately 1,000).

There may be other thoracic inflammatory syndromes where rilonacept may prove beneficial, such as pericarditis associated with post‑pericardiotomy syndrome, an inflammatory reaction of the pericardium in patients who have undergone surgery that involves opening the pericardium. Post‑pericardiotomy syndrome occurs in up to 30% of the 300,000 patients in the United States undergoing post-cardiac injury, and we believe rilonacept may be a therapeutic option for a subset of these patients.

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

Clinical Development Plan for Recurrent Pericarditis

We are conducting a pivotal, global Phase 3 clinical trial, named RHAPSODY. The trial is intended to evaluate the efficacy and safety of rilonacept treatment in subjects with recurrent pericarditis. RHAPSODY is a double‑blind, placebo‑controlled, RW trial, with an open‑label extension period. The trial is designed to randomize up to 75 subjects into the RW period. Eligible subjects present at screening with at least a third pericarditis episode, defined as at least 1 day with pericarditis pain ≥ 4 on the 11‑point NRS and a C‑reactive protein, or CRP, value ≥1 mg/dL within the 7‑day period prior to first study drug administration. Subjects included in the study may be receiving concomitant NSAIDs or colchicine or oral corticosteroid treatment in any combination.

The clinical trial is comprised of 5 periods:

•	a screening period;
•

a single‑blind run‑in period during which subjects receive a 320 mg loading dose of rilonacept subcutaneously, or SC, followed by a weekly 160 mg SC dose while background pericarditis medications are tapered and discontinued;

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

The primary efficacy endpoint is time‑to‑first‑pericarditis‑recurrence in the RW period. The Clinical Endpoint Committee will adjudicate all suspected pericarditis recurrences for inclusion in the primary efficacy endpoint analysis. We have reached our target enrollment and expect to report top‑line data in the second half of 2020.

Phase 2 Study Results

In 2019, we completed a Phase 2 proof‑of‑concept clinical trial of rilonacept in recurrent pericarditis and reported final data at the American Heart Association Scientific Sessions in November 2019.The Phase 2 trial evaluated the treatment response to rilonacept in a range of recurrent pericarditis populations and was divided into five parts across two cohorts.

Actively symptomatic recurrent pericarditis patients:

•	Part 1: Symptomatic patients with recurrent pericarditis and CRP > 1 mg/dL;
•	Part 2: Symptomatic patients with recurrent pericarditis and CRP ≤ 1 mg/dL but pericardial inflammation confirmed by magnetic resonance imaging, or MRI; and
•	Part 4: Symptomatic patients with post-pericardiotomy syndrome, or PPS and CRP > 1 mg/dL.

Corticosteroid-dependent recurrent pericarditis patients not actively experiencing a recurrence:

•	Part 3: Asymptomatic patients with recurrent pericarditis who were dependent upon or unable to wean off corticosteroids; and
•	Part 5: Asymptomatic patients with PPS who were dependent upon or unable to wean off corticosteroids.

In this study, all patients received a loading dose of rilonacept 320 mg subcutaneously, or SC, followed by 160 mg SC weekly maintenance on top of any combination of co-administered NSAIDs and/or colchicine and/or corticosteroids during a six-week base treatment period. There was an optional 18-week extension treatment period, during which physicians were given the option to wean patients off concomitant NSAIDs, colchicine, and/or corticosteroids. The assessed efficacy outcomes measures included an 11-point NRS, CRP, electrocardiogram, and echocardiogram to measure the size of the pericardial effusion. 25 unique patients enrolled in the six-week base treatment period across Parts 1 through 5 of the Phase 2 trial, and 23 patients continued into the optional 18-week extension treatment period and completed 24 weeks of treatment.

The Phase 2 data provided first evidence that rilonacept treatment in the study improved clinically meaningful outcomes associated with the unmet medical need in recurrent pericarditis.

Resolution of Pericarditis Episodes

We expect that symptomatic recurrent pericarditis patients with CRP > 1mg/dL (Parts 1 and 4; n = 13), who were failing standard of care management with NSAIDs, colchicine, and/or corticosteroids, will be the most relevant to the enrollment population for the RHAPSODY Phase 3 clinical trial. In the Phase 2 trial, a rapid reduction in both reported pain and inflammation after the first dose as well as a persistent and clinically meaningful response were observed throughout the trial for these patients.

•	Mean patient-reported pericardial pain on an 11-point NRS decreased from 4.5 at baseline to 0.5 at 24 weeks;
•	mean CRP decreased from 4.6 mg/dL at baseline to 0.2 mg/dL at 24 weeks; mean time to CRP normalization was nine days; and

•

pericardial signs resolved or improved in all patients, including pericardial effusion (6/7 patients), PR depression (2/3 patients), widespread ST elevation (2/2 patients) and pericardial rub (2/2 patients).

In symptomatic recurrent pericarditis patients with CRP ≤ 1mg/dL (Part 2; n = 3), who were failing standard of care management with NSAIDs, colchicine, and/or corticosteroids, a reduction in both reported pain and inflammation after the first dose as well as a persistent and clinically meaningful response were observed throughout the trial.

•	Mean patient-reported pericardial pain on an 11-point NRS decreased from 4.7 at baseline to 0.0 at 24 weeks; and
•	mean CRP decreased from 0.46 mg/dL at baseline to 0.32 mg/dL at 24 weeks.

Tapering and Discontinuation of Corticosteroids without Pericarditis Recurrence

15 recurrent pericarditis patients on corticosteroids at baseline enrolled in the six-week base treatment period, and 13 continued into the optional 18-week extension treatment period and completed 24 weeks of treatment. During the optional 18-week extension treatment period, investigators were given the option to wean patients from concomitant medications while continuing weekly rilonacept treatment. All patients on corticosteroids stopped or tapered corticosteroids during this part of the study without experiencing a recurrent pericarditis episode.

•	11 recurrent pericarditis patients discontinued corticosteroids completely: four symptomatic patients across Parts 1 and 2 as well as seven corticosteroid-dependent patients across Parts 3 and 5.
•

The corticosteroid dose was successfully tapered in the two remaining recurrent pericarditis patients by the end of the 24-week study period: one symptomatic patient in Part 2 and one corticosteroid-dependent patient in Part 3.

Reduction in Recurrences of Pericarditis Episodes while on Treatment

A comparison of the annualized incidence of pericarditis episodes during the trial while receiving rilonacept versus patients’ own natural history in the period prior to the trial showed a decrease in annualized incidence of pericarditis episodes across all parts from 3.9 episodes/year prior to the study to <0.18 episodes/year.

Improved Quality of Life Scores

Rilonacept treatment also resulted in improvement of Patient Reported Outcomes Measurement Information System, or PROMIS, Global Health scores for Physical and Mental Global Health (U.S. mean score = 50.0; standard deviation = 10). A clinically meaningful difference is thought to be one standard deviation, or ten points.

•

In symptomatic recurrent pericarditis patients (Parts 1, 2, and 4), the mean Physical and Mental Global Health baseline scores were 39.9 and 44.5, respectively, and improved to 51.3 and 50.5, respectively, at 24 weeks.

•

In corticosteroid-dependent recurrent pericarditis patients (Parts 3 and 5), the mean Physical and Mental Global Health baseline scores were 43.3 and 46.5, respectively, and improved to 46.8 and 50.7, respectively, at 24 weeks.

Rilonacept was generally well-tolerated in the study, with adverse events consistent with the FDA-approved label for the treatment of CAPS, including Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome. The most common adverse events were mild, transient injection site reactions that did not cause discontinuation. There was one treatment-related serious adverse event which resulted in discontinuation: a subcutaneous abscess which responded to medical treatment. Infections are included in the rilonacept label for CAPS.

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

Mavrilimumab

Overview

Mavrilimumab is a fully‑human monoclonal antibody that antagonizes GM‑CSF signaling by binding to the alpha subunit of the GM‑CSF receptor. Our lead indication for mavrilimumab is GCA, a chronic inflammatory disease of medium-large blood vessels with an estimated U.S. prevalence of approximately 75,000 – 150,000 patients. We have commenced dosing in multiple countries in a randomized, double‑blind, placebo‑controlled, global Phase 2 proof‑of‑concept trial for the study of mavrilimumab in GCA. We expect to report top‑line data in the second half of 2020. Before we licensed mavrilimumab in 2017, MedImmune, Limited, or MedImmune, was developing mavrilimumab for the treatment of RA.

Mechanism of Action

Mavrilimumab is designed to inhibit the signaling of GM‑CSF, a growth factor that stimulates the production of certain types of white blood cells. Studies have demonstrated that with GM‑CSF overexpression, pathological changes almost always follow. Reported data suggest GM‑CSF is a key player in the immune system, as follows:

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

Background and Market Opportunity for Giant Cell Arteritis

GCA is an inflammatory disease of the medium-to-large arteries that strikes older adults and causes headaches, jaw and other muscle claudication, and possible ischemic visual loss. Many of the symptoms and signs of GCA result from involvement of the cranial branches of arteries that originate from the aortic arch, but the disease is systemic, and vascular involvement can be widespread. GCA is characterized by infiltration of monocytes, macrophages and the formation of giant cells (i.e., multinucleated fusions of macrophages). GCA generally occurs in adults over 50 years old with a 3:1 imbalance of women to men. We estimate there to be approximately 75,000 to 150,000 prevalent patients with GCA in the United States with similar prevalence rates for other major markets and believe that the incidence of GCA will increase over time as the population ages.

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

In addition, tocilizumab, an inhibitor of interleukin‑6, or IL‑6, is approved in the United States in GCA for use on top of a concomitant corticosteroid taper. However, up to nearly half of the patients studied in the Phase 3 clinical trial for tocilizumab experienced disease flares during the 52 weeks treatment period that included a 26‑week corticosteroid taper. We believe this indicates a persistent unmet medical need exists.

Our Solution

We chose GCA as our first indication for mavrilimumab due to the mechanistic rationale of inhibiting GM‑CSF. GM‑CSF is a key growth factor for many of these key inflammatory cell types and is found in high concentrations at the site of damage in the vessel wall. We believe that data provide a solid rationale for antagonizing this signaling with mavrilimumab.

Preclinical Rationale for GCA

At the 2019 American College of Rheumatology conference, each of  Dr. Cornelia M. Weyand and Dr. Maria C. Cid presented preclinical data sponsored by Kiniksa, which we believe support the mechanistic rationale for targeting granulocyte macrophage colony stimulating factor receptor alpha, or GM-CSFRα, in patients with GCA.

Dr. Weyand made an oral presentation entitled GM-CSF is a Pro-Inflammatory Cytokine in Experimental Vasculitis of Medium and Large Arteries. Data from a validated in vivo model of vasculitis showed that, compared to treatment controls, mavrilimumab, reduced tissue inflammation in the arteries. In the model, normal human arteries were engrafted into immune-deficient mice. Following the engraftment, peripheral blood mononuclear cells from patients with GCA were transferred to the mice which then caused vasculitis to appear in the normal arteries within 7-10 days. After the inflammation had been established, animals were treated with mavrilimumab. Treatment with mavrilimumab resulted in statistically significant reductions in the number of CD3+ T-cells and in innate and adaptive immune responses in the inflamed arteries in addition to significant reductions in key cytokines known to play a role in GCA pathology including interferon-gamma, or IFN-γ. These data illustrate that blockade of GM-CSFRα signaling had a strong anti-inflammatory activity. We believe the reduced expression of IFN-γ in mice treated with mavrilimumab is of significance for treating GCA as it is the signature cytokine produced by the T helper type 1, or TH1, cell lineage which, along with GM-CSF, has been implicated in multinucleated giant cell formation. The TH1 signature is relatively unresponsive to glucocorticoid therapy and often persists in steroid-treated patients and is believed to mediate chronic and refractory disease.

Dr. Cid presented a poster entitled GM-CSF Pathway Signature Identified in Temporal Artery Biopsies of Patients with Giant Cell Arteritis. Data from this study examining human temporal artery biopsies from two independent sources showed the GM-CSF signaling pathway molecular signature was upregulated in GCA biopsies versus control at both the messenger ribonucleic acid (mRNA) and protein level. GM-CSF and TH1 pathway signatures (including IFN-γ) were demonstrated in GCA patient temporal arteries by independent analytical techniques. The data also demonstrated active GM-CSF signaling in diseased tissue is evidenced by increased expression of PU.1, a transcription factor downstream of GM-CSF signaling, in the vessel wall. Additionally, treatment of ex vivo cultures of GCA arteries with mavrilimumab suppressed expression of these gene products, suggesting the biological activity of mavrilimumab on genes relevant to GCA pathophysiology.

Phase 2 Clinical Trial for GCA

We are conducting a randomized, double‑blind, placebo‑controlled, global Phase 2 proof‑of‑concept trial in multiple countries. The Phase 2 clinical trial of mavrilimumab for the treatment of GCA was designed to enroll approximately 60-70 subjects with new‑onset and refractory disease. Subjects are randomized 3:2 to mavrilimumab 150 mg or placebo injected SC once every two weeks co‑administered with a corticosteroid taper. Treatment duration is 26 weeks, and the primary efficacy endpoint is time to first flare.

In the United States, the FDA initially placed our Investigational New Drug application, or IND, on clinical hold due a request for additional information regarding the 510(k)‑cleared delivery device to be used in our Phase 2 clinical trial. The device‑related information request did not pertain to preclinical toxicology data nor the design of our trial. We provided the FDA with the requested information and the IND became active. We expect to report top‑line data in the second half of 2020.

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

Phase 2 Clinical Trial Evaluating Mavrilimumab with YESCARTA

In December of 2019, we entered into a clinical collaboration with Kite to initiate a Phase 2 clinical trial evaluating the combination of Yescarta and mavrilimumab in relapsed or refractory large B-Cell lymphoma. The objective of the trial is to determine the effect of mavrilimumab on the safety of Yescarta. Treatment related induction of GM-CSF has been identified through clinical, translational and preclinical studies as a potential key signal associated with side effects of  CAR T cell therapy. Preclinical evidence suggests the potential for interruption of GM-CSF signaling to disrupt CAR T cell mediated inflammation without disrupting anti-tumor activity. Kite will be the sponsor or this study and responsible for its conduct.

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

Source: Burmester GR, et al. Ann Rheum Dis 2017.  *p<0.05, **p<0.01, ***p<0.001 mavrilimumab versus placebo

KPL‑716

Overview

KPL‑716 is a fully‑human monoclonal antibody that targets OSMRβ, which mediates signaling of IL‑31 and OSM, two key cytokines implicated in inflammation, pruritus and fibrosis. We believe KPL‑716 to be the only monoclonal antibody in development that targets both pathways simultaneously. We completed our Phase 1a/1b program in atopic dermatitis subjects in 2019.  Both the single IV dose and repeated-single doses of KPL-716 resulted in a marked and rapid reduction in pruritus as measured by a numerical rating score.  We believe these results support further development of KPL-716 as an anti-pruritic treatment for diseases with upregulated signaling through OSMRβ. We are initially evaluating KPL‑716 for the treatment of a variety of pruritic diseases potentially driven by signaling through OSMRβ, including prurigo nodularis, a chronic inflammatory skin condition with an estimated U.S. prevalence of approximately 300,000 patients.

We acquired the assets relating to KPL‑716 from Biogen MA, Inc., or Biogen, in 2016.

Mechanism of Action

The OSMRβ subunit is an IL‑6 type receptor which combines with one of two other subunits to form two distinct cytokine receptors used for the signaling of two different cytokines: IL‑31, and OSM. IL‑31 binds to the IL‑31 receptor on keratinocytes, epidermal cells, leading to a sensation of pruritus and further inflammatory responses in the skin. In addition to interacting with IL‑31 receptors on keratinocytes, IL‑31 also stimulates pruritus directly through IL‑31 receptors expressed on unmyelinated C‑fibers in the skin responsible for the sensation and transmission of pruritic signaling.

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

Background and Market Opportunity for Prurigo Nodularis and Other Chronic Pruritic Diseases

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

Other Chronic Pruritic Diseases

Our exploratory, pilot Phase 2 clinical trial was designed to evaluate study populations with chronic idiopathic urticaria, chronic idiopathic pruritus, plaque psoriasis, lichen planus, and lichen simplex chronicus.

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

Current Treatment Landscape for Prurigo Nodularis

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

Preclinical Development

In our preclinical development program we have observed favorable pharmacokinetics and toxicology characteristics to support clinical development of KPL‑716. KPL‑716 has shown signs of efficacy in two non‑human primate models. In the first, KPL‑716 abrogated the pharmacodynamic marker of pruritus in an IL‑31 challenge model. A single three milligram per kilogram dose of KPL‑716 substantially reduced scratch counts despite multiple repeated injections of IL‑31 over several weeks at concentrations we believe to be supraphysiologic in a disease context. In the second non‑human primate model, KPL‑716 again abrogated the painful response to an injection to an inflammatory agent called carrageenan through the time period measured after a single infusion of KPL‑716, implicating OSM in the inflammatory response. We have conducted preclinical toxicology studies for KPL‑716 with a no adverse event level of 500 milligrams per kilogram with intravenous dosing.

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

An exploratory analysis of data in ten subjects with moderate‑to‑severe atopic dermatitis receiving a single dose of KPL‑716 7.5 mg/kg IV versus ten pooled placebo IV recipients provided an early signal of efficacy for KPL‑716 in reducing pruritus, indicative of target engagement. Among these groups, we observed:

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
•

The mean percentage change in Eczema Area and Severity Index, or EASI (a standardized measure of atopic dermatitis disease severity), decreased by 42.3% in KPL‑716 recipients compared to a 25% decrease in placebo recipients at Day 28 in absence of concomitant TCS.

In August of 2019 we reported interim results from the repeated-single-dose Phase 1b clinical trial. The Phase 1b trial used a weekly 360 mg SC dose in a randomized, double-blind, placebo-controlled design in order to evaluate safety and exploratory disease response markers. The 360 mg SC dose was intended to replicate and extend exposures from the prior single-ascending-dose Phase 1b clinical trial where an early signal of efficacy had been observed in reducing pruritus after a single 7.5 mg/kg intravenous dose.  In the repeated-single-dose Phase 1b clinical trial, 43 subjects with moderate-to-severe atopic dermatitis were enrolled and randomized 1:1 to KPL-716 or placebo once weekly for 12 weeks. There was a seven-day wash out period of all other therapies before treatment, and topical corticosteroids were not allowed throughout the 12-week treatment period. However, rescue medication was available for atopic dermatitis flares throughout the study. In an interim analysis of the data through the 12-week treatment period as of August 19, 2019, KPL-716 showed a rapid and sustained anti-pruritic response as measured by a reduction in Worst-Itch Numeric Rating Scale, or WI-NRS, in subjects with moderate-to-severe atopic dermatitis:

•	Mean change from baseline in weekly-average WI-NRS at Week 1 was -28.1% in KPL-716 recipients compared to -6.8% in placebo recipients.
•	Mean change from baseline in weekly-average WI-NRS at Week 12 was -55.0% in KPL-716 recipients compared to -30.9% in placebo recipients.
•	52.6% of KPL-716 recipients demonstrated a ≥ 4-point reduction in weekly-average WI-NRS at Week 12 compared to 26.3% of placebo recipients.

There was no meaningful benefit of repeated-single-doses of KPL-716 on other efficacy endpoints specific to atopic dermatitis, including EASI and Scoring Atopic Dermatitis, or SCORAD. There were no serious adverse events. However, there were more atopic dermatitis flares in the KPL-716-treated population versus placebo (47.6% versus 4.5%) through the 12-week treatment period; all subjects who experienced a flare were successfully managed with topical corticosteroids. KPL-716 was otherwise well-tolerated by all subjects. We believe these single‑dose and repeated-single doses study results provide proof‑of‑principle for KPL‑716’s potential to treat a spectrum of IL‑31‑driven pruritic diseases and support our plans to advance KPL‑716 into multiple chronic pruritic diseases.

OSMRβ Axis Identified in Prurigo Nodularis

In 2019 at the Annual Meeting of the Society for Investigative Dermatology, we presented preclinical data identifying the OSMRβ axis in prurigo nodularis subjects. Data from Kiniksa’s longitudinal observational study in prurigo nodularis, or LOTUS-PN suggest that the OSMRβ axis (IL-31, OSM, IL-31 receptor alpha (IL-31Rα) and OSMRβ) may play a role in the pathogenesis of prurigo nodularis given its prevalent expression in lesional prurigo nodularis. IL-31 messenger ribonucleic acid, or mRNA, was expressed in approximately two-thirds of lesional biopsies from prurigo nodularis patients with WI-NRS ≥ 7 compared to one-tenth in healthy volunteers. Additionally, lesional biopsies from prurigo nodularis patients contained mononuclear cells expressing OSM, OSMRβ, IL-31 and IL-31Rα protein compared with non-lesional biopsies.

Phase 2a Clinical Trial in Prurigo Nodularis

Based on the results from the single-dose IV Phase 1b results in atopic dermatitis subjects, we initiated a Phase 2a randomized, double blind, placebo‑controlled clinical trial to evaluate the efficacy, safety, tolerability, PK and immunogenicity of KPL-716 administered SC in subjects with moderate-to-severe prurigo nodularis experiencing moderate-to-severe pruritus. The Phase 2a study includes two arms: one placebo arm and one active arm administered as 360mg weekly subcutaneous doses after a 720mg loading dose; designed to achieve maximum or near maximum steady-state exposures. The primary and key secondary endpoints, which focus on pruritus, are to be evaluated at 8 weeks. Other secondary endpoints explore the impact of KPL‑716 versus placebo on pruritus, sleep, quality of life and disease severity over time (at each week of the study treatment period up to and including week 8). We expect to report data from this trial by the end of April 2020.

OSMRβ Axis Identified in Other Chronic Pruritic Diseases

At the Annual Meeting of the European Society of Dermatological Research in 2019, we presented preclinical data identifying the OSMRβ axis as relevant in chronic pruritic diseases. Increased mRNA transcript levels and protein levels of OSMRβ, in formalin-fixed paraffin-embedded biopsies from patients with chronic idiopathic urticaria, chronic idiopathic pruritus, lichen planus and lichen simplex chronicus, relative to healthy control skin samples, suggest the IL-31/OSM signaling axis is associated with these pruritic diseases.

Elevated levels of OSMRβ mRNA and protein observed in regions of inflammatory infiltrate of all chronic pruritic diseases tested, relative to healthy controls, suggest that the OSMRβ axis may be active in, and contributing to, these skin disorders. Particularly, OSM and IL-31 mRNA and protein were present in each disease evaluated for these cytokines.

Exploratory Multi‑Indication, Pilot Phase 2 Clinical Trial

We believe there are multiple chronic pruritic diseases where IL‑31 and OSM may play a role in disease pathology. In the first half of 2019, we initiated an exploratory, multi‑indication, randomized, double‑blind, placebo‑controlled, pilot clinical trial designed to (1) explore the role of IL‑31 and OSM in a number of diseases characterized by chronic pruritus seen by dermatologists or allergists and (2) investigate the efficacy, safety and tolerability of KPL‑716 in reducing the moderate to severe pruritus experienced by these subjects, with study populations in chronic idiopathic urticaria, chronic idiopathic pruritus, plaque psoriasis, lichen planus, and lichen simplex chronicus.

The trial is comprised of multiple cohorts, each for a different study population. Each cohort being an independent sub‑study assessing each study population for presence of an IL‑31 or OSM protein or ribonucleic acid signature via biopsy and investigating the efficacy, safety and tolerability of KPL‑716 administered SC in reducing pruritus in these populations. Investigators and subjects remain blinded throughout the study. Each cohort could enroll up to a maximum of 26 subjects with each subject experiencing WI‑NRS of seven or above at screening. A loading dose of KPL‑716 (720 mg) or matching placebo is administered on day 1, followed by single, weekly SC injections of KPL‑716 (360 mg) or matching placebo for the next seven weeks, with the goal of achieving maximum or near maximum exposures at steady state. The goal of this exploratory study is to identify chronic pruritic conditions where IL‑31 or OSM may be playing a role and assess the presence or absence of reduction in pruritus after KPL‑716 treatment.  We expect to report interim data from cohorts of this trial in the first half of 2020

KPL‑404

Overview

KPL‑404 is a humanized monoclonal antibody that is designed to inhibit the CD40‑CD40 ligand interaction (CD40L), a key T‑cell co‑stimulatory signal critical for B‑cell maturation and immunoglobulin class switching. Since September 2017, we have had a license to conduct research and development on KPL‑404 from Primatope, the company that owned or controlled the intellectual property related to KPL‑404 and, in March 2019, we acquired the company. In connection with our acquisition of Primatope, we acquired an exclusive world-wide license with Beth Israel Deaconess Medical Center for certain patent applications and patents related to KPL-404.

Mechanism of Action and External Clinical Proof of Concept

KPL-404 is designed to block the CD40/CD40L interaction by binding to and inhibiting signaling through CD40 receptor.  CD40 is a member of the Tumor Necrosis Factor Receptor superfamily which is constitutively or inducibly expressed on the surface of a variety of immune and non-immune cell types including B cells, macrophages, dendritic cells, microglia, endothelial cells, epithelial cells, and keratinocytes and can also be upregulated on other cell types in the context of autoimmune disease. Interactions between B cell-expressed CD40 and its binding partner, CD40L, mainly expressed on activated CD4+ T cells, play a critical role in promoting germinal center formation and the production of class-switched antibodies. The role of CD40 in B cells has been extensively characterized and has been shown to be essential for productive primary and secondary humoral immune responses to T dependent antigens.  External clinical data point to the broad potential power of the mechanism has been established in rheumatoid arthritis, systemic lupus erythematosus, primary Sjogren’s syndrome, Graves’ disease and prevention of kidney transplant rejection.  Ongoing Phase 2 trials from competitors implicate additional indications for potential development, including type 1 diabetes, inflammatory bowel disease, prevention of liver transplant rejection, hidradenitis suppurativa, lupus nephritis and multiple sclerosis.

Our Solution

KPL-404 inhibits the signaling of CD40 and CD40L with low-single digit nanomolar affinity in vitro.  The presentation of KPL-404 is as a high-concentration, liquid formulation potentially suitable for subcutaneous administration at doses of up to 5mg/kg, which we believe may, allow for a higher delivered dose in one SC injection than all other competitors who are mainly limited to high dose IV formulations or SC formulations. We believe high-dose IV and SC formulations do not fully antagonize signaling as evidenced by the generation of anti-drug antibodies ever at maximum delivered dose levels.

Preclinical Development

In preclinical development, KPL‑404 has been observed to have a favorable pharmacokinetic and toxicology profile and has shown activity in multiple non‑human primate models of organ transplant rejection, as well as in multiple TDAR models.  The data in the graphs below show in a non-human primate TDAR model that KPL-404 had linear pharmacokinetics with low variability which translated into complete suppression of antibody responses to a novel antigen (keyhole limpet hemocyanin, or KLH) at drug levels achieving 100% receptor occupancy.

Phase 1 Program

In 2019, we began enrollment and dosing of subjects in a single-ascending-dose Phase 1 clinical trial of KPL-404 in healthy volunteers. The first-in-human trial is designed to provide safety and pharmacokinetics data as well as receptor occupancy and TDAR data from a KLH challenge for single rising intravenous and subcutaneous dose levels of KPL-404. We expect to report top-line data from this trial in the second half of 2020.

Discovery Activities

We conduct internal discovery activities directed toward wholly owned molecules for the treatment of debilitating disease targets where we believe there to be a strong mechanistic rationale and potential for clear differentiation from existing approved agents or those in development.

License and Acquisition Agreements

License Agreement with Regeneron

In September 2017, we entered into a license agreement with Regeneron, or the Regeneron Agreement. Pursuant to the Regeneron Agreement, Regeneron granted us an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize rilonacept worldwide, aside from Israel, Egypt, Turkey and select countries in the Middle East and northern Africa, which we refer to collectively as the Excluded Territory. In the United States and Japan, our license is initially for all indications other than those involving local administration to the eye or ear, oncology, deficiency of the interleukin‑1 receptor antagonist, or DIRA, and CAPS. If we are successful in receiving marketing approval for rilonacept in the United States for a new indication, the scope of the license granted to us will automatically expand to include DIRA and CAPS in the United States and Japan, and we will assume the sales and distribution of rilonacept in these additional indications. Outside the United States and Japan, our license is for all indications other than local application to the eye or ear, oncology, CAPS, DIRA and certain periodic fever syndromes set forth in the Regeneron Agreement, collectively the Excluded Indications. Under the Regeneron Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize rilonacept outside of the Excluded Indications in our territory. Upon receiving positive data in a Phase 3 clinical trial, Regeneron will transfer the biologics license application, or BLA, for rilonacept to us.

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

In countries where licensed patents have issued, the statutory expiration date is 2027, not including any patent term extensions or adjustments. While the current expected patent expiration dates are known in countries where licensed patents have issued, these expiration dates are subject to significant uncertainty. For example, the patents may be challenged, and accordingly, the relevant expiration dates could be shortened. In addition, as we continue to file and prosecute new patent applications related to mavrilimumab, the granting of such pending applications or future patent applications could extend the relevant statutory expiration dates beyond 2027. The expiration date of regulatory exclusivity is determined on a country‑by country‑basis if the applicable product is approved in such country and if any applicable regulatory exclusivity applies and is granted. The actual expiration date of any such regulatory exclusivity, however, is subject to significant uncertainty. For instance, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country‑by‑country basis depending on the jurisdictions in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval. For example, in the United States, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, which means that the FDA cannot make effective the approval of a biosimilar product that references the biologic product until 12 years from the date on which the reference product was first licensed. In the European Union, new products authorized for marketing may qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The two‑year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. Furthermore, if a product candidate that has received orphan designation is subsequently approved for the disease or condition for which it has such designation, the product may be entitled to orphan drug exclusivity, which generally grants seven years of market exclusivity in the United States and up to 10 years of market exclusivity in the European Union, and such period may run contemporaneously with the other exclusivities that may apply. In the European Union, an orphan product can also obtain an additional two years of market exclusivity for pediatric studies. In the United States, an additional six‑month period of pediatric exclusivity may be available as an extension to any existing non‑patent regulatory exclusivity period if the sponsor has conducted and submitted pediatric studies in response to a written request from the FDA. Additionally, our eligibility for regulatory exclusivity may depend in part on the indications for which we seek regulatory approval of our product candidates, which may depend on the data we receive from our clinical studies, and accordingly, may change over time, and the laws and regulations governing regulatory exclusivity may change in various jurisdictions as the political focus on drug exclusivity increases. For risk related to regulatory exclusivity matters, see “Risk Factors—Risks related to product development and regulatory approval.”

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

Under the Biogen Agreement, we made an upfront payment of $11.5 million and a technology transfer payment of $0.5 million to Biogen. In addition, we made  a milestone payment of $4.0 million during the year ended December 31, 2017, associated with the achievement of  a specified clinical milestone event. We made milestone payments of $10.3 million during the year ended December 31, 2019, primarily associated with the achievement of a  specified clinical milestone event.  We are also obligated to make future milestone payments for each antibody product that includes the Acquired Assets, or an Antibody Product, of up to $315.0 million in the aggregate upon the achievement of specified milestones. These milestone payments relate to multiple indications for an Antibody Product, and are comprised of up to $165.0 million in the aggregate upon achievement of specified clinical and regulatory milestone events and $150.0 million in the aggregate upon the achievement of specified annual net sales thresholds. Commencing on the first commercial sale of an Antibody Product, we are obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single‑digit percentages and ending below the teens. We must pay such royalties on a product‑by‑product and country‑by‑country basis until the latest to occur of the expiration of patents that cover an Antibody Product, the expiration of regulatory exclusivity or the tenth anniversary of first commercial sale of such product in such country. We have also agreed to pay certain obligations under third‑party contracts retained by Biogen that relate to KPL‑716.

In countries where patents covering Antibody Products have issued, the statutory expiration date is 2034, not including any patent term extensions or adjustments. While the current expected patent expiration dates are known in countries where licensed patents have issued, these expiration dates are subject to significant uncertainty. For example, the patents may be challenged, and accordingly, the relevant expiration dates could be shortened. In addition, as we continue to file and prosecute new patent applications related to Antibody Products, the granting of such pending applications or future patent applications could extend the relevant statutory expiration dates beyond 2034. The expiration date of regulatory exclusivity is determined on a country‑by country‑basis if the applicable product is approved in such country and if any applicable regulatory exclusivity applies and is granted. The actual expiration date of any such regulatory exclusivity, however, is subject to significant uncertainty. For instance, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country‑by‑country basis depending on the jurisdictions in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval. For example, in the United States, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, which means that the FDA cannot make effective the approval of a biosimilar product that references the biologic product until 12 years from the date on which the reference product was first licensed. In the European Union, new products authorized for marketing may qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The two‑year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. Furthermore, if a product candidate that has received orphan designation is subsequently approved for the disease or condition for which it has such designation, the product may be entitled to orphan drug exclusivity, which generally grants seven years of market exclusivity in the United States and up to 10 years of market exclusivity in the European Union, and such period may run contemporaneously with the other exclusivities that may apply. In the European Union, an orphan product can also obtain an additional two years of market exclusivity for pediatric studies. In the United States, an additional six‑month period of pediatric exclusivity may be available as an extension to any existing non‑patent regulatory exclusivity period if the sponsor has conducted and submitted pediatric studies in response to a written request from the FDA. Additionally, our eligibility for regulatory exclusivity may depend in part on the indications for which we seek regulatory approval of our product candidates, which may depend on the data we receive from our clinical studies, and accordingly, may change over time, and the laws and regulations governing regulatory exclusivity may change in various jurisdictions as the political focus on drug exclusivity increases. For risk related to regulatory exclusivity matters, see “Risk Factors—Risks related to product development and regulatory approval.”

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

Manufacturing

We do not currently own or operate any late stage manufacturing facilities. Although we built early stage manufacturing facilities to produce drug substance to support certain of our preclinical and early clinical studies, we rely on third parties to manufacture all of our drug product candidates. We have entered into a clinical supply agreement with Regeneron to manufacture and supply rilonacept for our clinical trials. Regeneron has also agreed to provide commercial drug material until at least the earlier of four years after U.S. marketing approval or seven years after the effective date of the agreement.

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

We acquired a certain amount of KPL‑716 drug substance from Biogen from which we produced KPL‑716 drug product using a CMO. In addition, we have engaged CMOs to manufacture KPL‑716 drug substance and drug product currently in use in our on-going clinical trials. We intend to use CMOs for development and scale‑up work for any future clinical trials and eventual commercialization of KPL‑716, if approved.

We engaged CMOs to produce our clinical drug substance for certain preclinical studies, but we intend to produce our preclinical product candidates for Phase 1 and Phase 2 studies in our own early stage manufacturing facilities. We plan to continue to use CMOs to produce the corresponding drug product clinical material. Longer‑term, we expect to use CMOs to produce these product candidates for later‑phase clinical studies and eventual commercialization, if approved.

We require our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight of our CMOs. We currently perform process development internally but are reliant on CMOs for late stage clinical manufacturing, process qualification and validation and commercial supply. We anticipate that these CMOs will have the capacity to support both clinical supply and commercial‑scale production, but we do not have any formal agreements at this time with any of these CMOs to cover commercial production. We also may elect to pursue additional CMOs for manufacturing supplies of drug substance and finished drug product in the future.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize, including rilonacept, mavrilimumab and KPL‑716, and any other product candidates that we may develop, may compete with existing products and new products that may become available in the future.

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early‑stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of rilonacept, mavrilimumab and KPL‑716, and any other product candidates that we develop, if approved, are likely to be our product candidates, including their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third‑party payors. Our commercial opportunity for any of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third‑party payors seeking to encourage the use of generic products.

We are aware of the following products currently marketed or in clinical development for the treatment of the diseases that we are initially targeting:

Rilonacept

We are not aware of any therapies currently approved by the FDA for the treatment of recurrent pericarditis, our lead indication for rilonacept. Anakinra (KINERET), produced by Sobi, is an FDA‑approved agent that inhibits IL‑1α and IL‑1β signaling and is approved for RA and CAPS. Canakinumab (ILARIS), produced by Novartis, is a monoclonal antibody which inhibits IL‑1β signaling and is approved for use in CAPS, tumor necrosis factor receptor associated period syndrome, hyperimmunoglobulin D syndrome, familiar Mediterranean fever and active systemic juvenile idiopathic arthritis. There are also other therapies modulating IL‑1α or IL‑1β which are in various stages of clinical development for diseases other than recurrent pericarditis from AbbVie, Inc., or AbbVie, Janssen, and Handok Inc.

Mavrilimumab

GCA: Tocilizumab (ACTEMRA), produced by Hoffmann—La Roche AG, or Roche, and Chugai Pharmaceutical Co., Ltd., is an IL‑6 inhibitor that is approved by the FDA for the treatment of GCA on top of a concomitant corticosteroid taper. In addition, Eli Lilly and AbbVie are conducting clinical trials for oral janus kinase inhibitors. Sanofi S.A. is recruiting a Phase 3 clinical trial with their anti‑IL‑6 program and Novartis International AG, is recruiting a trial with their IL-17 antagonist secukinumab (Cosentyx).

GM-CSF antagonists: There are also four other programs in clinical development in various indications that modulate GM‑CSF signaling from GlaxoSmithKline plc, or GSK, Izana Bioscience Ltd., I-MAB Biopharma and Humanigen, Inc.

KPL‑716

We are not aware of any therapies currently approved by the FDA for the treatment of prurigo nodularis. Menlo Therapeutics Inc., Trevi Therapeutics, Inc., Regeneron, and Galderma SA, or Galderma, have programs in various stages of clinical development for the treatment of prurigo nodularis.

KPL‑404

Novartis AG, Abbvie and Boehringer Ingelheim International GmbH, Biogen Inc. / UCB, Viela Bio, Astellas, Sanofi S.A. /ImmuNext Inc. and Anelixis Therapeutics all have active development programs with either CD40 or CD40L antagonists.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries, and other know‑how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We plan to protect our proprietary position using a variety of methods, which include pursuing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements, including compositions of matter, drug product formulations, methods‑of‑use and methods of manufacture, that are important to the development and implementation of our business. For example, we or our licensors have or are pursuing patents covering the composition of matter for each of our product candidates and we generally pursue patent protection covering methods‑of‑use for each clinical program. We also rely on trade secrets, know‑how, continuing technological innovation and potential in‑licensing opportunities to develop and maintain our proprietary position.

Rilonacept

We have a field‑specific exclusive license under the Regeneron Agreement to granted patents and pending applications in the United States and numerous other jurisdictions relating to rilonacept. As of December 31, 2019, the patent rights in‑licensed under the Regeneron Agreement relating to our program include one granted patent in the United States and 47 patents granted in other jurisdictions, including Canada, Australia, Brazil and selected countries in Europe and Asia. In addition, the patent rights in‑licensed under the Regeneron Agreement relating to our program include patent applications that are pending in the United States. A U.S. patent covering rilonacept as a composition of matter has a statutory expiration date in 2019, not including patent term adjustment, and relevant counterparts outside of the United States are expected to expire between 2019 and 2023, in each case, not including any patent term extensions. If we are successful in obtaining regulatory approval of rilonacept for the treatment of recurrent pericarditis and receive orphan designation, we would rely on orphan exclusivity, which generally grants seven years of marketing exclusivity in the United States and 10 years of marketing exclusivity in Europe. See “—License agreement with Regeneron” above for additional information on our rights under the Regeneron Agreement.

Mavrilimumab

We have an exclusive license under the MedImmune Agreement to granted patents and pending patent applications in the United States and numerous other jurisdictions relating to mavrilimumab. These patents and patent applications cover mavrilimumab as a composition of matter and its use. As of December 31, 2019, the patent rights in‑licensed under the MedImmune Agreement relating to our program include three granted patents in the United States and 106 patents granted in other jurisdictions, including Canada, Australia and selected countries in Europe and Asia. In addition, the patent rights in‑licensed under the MedImmune Agreement relating to our program include patent applications that are pending in the United States and selected countries in Asia and Latin America. The composition of matter patents for mavrilimumab generally have statutory expiration dates in 2027, although the term of some U.S. patents may be longer due to patent term adjustment to compensate for delays during the patent prosecution process. Patent term extension could extend the expiration date of one patent in the United States and patents in certain other jurisdictions, each in accordance with applicable law. There can be no assurances that patents will issue from any pending patent applications. See “—License agreement with MedImmune” above for additional information on our rights under the MedImmune Agreement.”

KPL‑716

We own, via our acquisition of certain assets from Biogen, granted patents and pending patent applications in the United States and numerous other jurisdictions relating to KPL‑716. These patents and patent applications cover KPL‑716 as a composition of matter and its use. As of December 31, 2019, the patent rights acquired from Biogen include four patents granted in the United States and 32 patents granted in other jurisdictions, including Australia, Mexico and selected countries in Europe and Asia. In addition, the patent rights acquired from Biogen include patent applications pending in the United States, Europe, Canada, and selected countries in Asia. The issued composition of matter patents for KPL‑716 have statutory expiration dates in 2034. Patent term extension could extend the expiration date of one patent in the United States and patents in certain other jurisdictions, each in accordance with applicable law. There can be no assurance that patents will issue from any of our pending patent applications. See “—Biogen asset purchase agreement” above for additional information on our rights under the Biogen Agreement.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non‑provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. In certain countries, the term of a patent that covers a drug product may also be eligible for patent term extension when regulatory approval is granted, provided the legal requirements are met. In the future, if and when our drug candidates receive approval by the FDA or comparable regulatory authorities in other jurisdictions,   provided the legal requirements are met, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each drug and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

KPL-404

We own, via our acquisition of Primatope, granted patents and pending patent applications in the United States and numerous other jurisdictions relating to KPL‑404. We also have an exclusive license with Beth Israel Deaconess Medical Center to granted patents and pending patent applications in the United States and numerous other jurisdictions relating to KPL-404. These patents and patent applications cover KPL‑404 as a composition of matter and its use. As of December 31, 2019, the patent rights acquired from Primatope include two patents granted in the United States. In addition, the patent rights acquired from Primatope include patent applications pending in the United States, Europe, Canada, and selected countries in Asia. The issued composition of matter patents have statutory expiration dates in 2036. As of December 31, 2019, the patent rights licensed from Beth Israel Deaconess Medical Center include two patents granted in the United States and 30 patents granted in other jurisdictions, including Australia and selected countries in Europe and Asia. In addition, the patent rights licensed from Beth Israel Deaconess Medical Center include patent applications pending in the United States, Europe, Canada, and selected countries in Asia. The issued composition of matter patents licensed from Beth Israel Deaconess Medical Center have statutory expiration dates in 2032, not including any patent term extensions or adjustments. Patent term extension could extend the expiration date of one patent in the United States and patents in certain other jurisdictions, each in accordance with applicable law. There can be no assurance that patents will issue from any of our pending patent applications.

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

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•

Completion of extensive preclinical studies and tests in accordance with applicable regulations, including Good Laboratory Practice, or GLP, regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

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

•	Submission to FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of preclinical testing and clinical trials;
•	A determination by FDA within 60 days of its receipt of a BLA to accept the filing for review;
•

Satisfactory completion of one or more FDA pre‑approval inspections of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMPs to assure that the facilities, methods and controls used in product manufacture are adequate to preserve the biologic’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical or clinical trial sites that generated the data in support of the BLA;
•	Payment of user fees for FDA review of the BLA; and
•	FDA review and approval of the BLA, including satisfactory completion of an FDA advisory committee review, if applicable, prior to any commercial marketing or sale of the product in the United States.

Preclinical Studies and CMC Evaluations

Before testing any biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. The preclinical development stage generally involves laboratory evaluations of the chemistry, formulation and stability of the product candidate, as well as trials to evaluate toxicity in animals, which support subsequent clinical testing. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP regulations. The sponsor must submit the results of the preclinical studies, together with chemistry manufacturing and controls, or CMC, information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to CMC issues, preclinical issues, or one or more issues in the proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not necessarily result in the FDA allowing clinical trials to commence. The FDA also may place the IND on partial clinical hold, and a proposed study may only be partially executable, including due to FDA restrictions.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and inclusion/exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about most clinical trials in must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of certain qualifying clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of product candidates.

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

•

Phase 2 clinical trials involve studies in disease‑affected patients to determine the optimal dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve a larger number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling and approval. These trials may include comparisons with placebo or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time or the FDA may impose a clinical hold on other sanctions on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can refuse, suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRBs requirements or if the drug has been associated with unexpected serious harm to patients.

Concurrently with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Review and Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must contain proof of safety, purity, potency and efficacy and may include both negative and ambiguous results of preclinical studies and clinical trials as well as positive findings. Data may come from company‑sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

In most cases, the submission of a BLA is subject to a substantial application user fee. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the 60-day filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision.

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

Additionally, the FDA may refer applications for novel biologic candidates which present challenges in interpretation of the safety or efficacy data to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will re‑analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, plan if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the biological product. The REMS plan could include medication guides, physician communication plans, assessment plans or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case‑by‑case basis. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric population for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or iPSP, within sixty days of an end‑of‑Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial iPSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the iPSP. A sponsor can submit amendments to an agreed upon initial iPSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials or other clinical development programs.

After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) or other significant and time‑consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the re‑submitted BLA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval is limited to the conditions of use (e.g., patient population, indication) described in the label. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post‑approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post‑marketing trials or surveillance programs, or new safety findings after market introduction. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, by providing a major contribution to patient care or in instances of drug supply issues. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do of the same product, as defined by the FDA, for the same indication we are seeking, or if our product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

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

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life‑threatening disease or condition and demonstrates the potential to address an unmet medical need. Fast Track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the BLA for a Fast Track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a biologic designated for priority review in an effort to facilitate the review. The FDA endeavors to review original BLAs with priority review designations within six months of the filing date as compared to ten months under its standard review goals.

In addition, a product may be eligible for accelerated approval. Drug and biologics intended to treat serious or life‑threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well‑controlled post‑marketing clinical trials to verify the predicted clinical benefit. A product that receives accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails conduct the required post-marketing trials or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre‑approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

In addition, a sponsor can request designation of a product candidate as a “Breakthrough Therapy.” A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as Breakthrough Therapy, the FDA will expedite the development and review of such drug. All requests for Breakthrough Therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request.

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

Post‑approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off‑label use”) and limitations on industry‑sponsored scientific and educational activities. Although physicians may prescribe legally available products for off‑label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non‑compliance with regulatory standards or if problems occur following initial marketing.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12‑year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA remain subject to significant uncertainty.

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

Similar to the United States, the various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls.

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. The Regulation is anticipated to come into application in 2020. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

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

To obtain a marketing authorization of a drug in the European Union, we may submit marketing authorization applications, or MAA, either under the so‑called centralized (mandatory for biologics) or national authorization procedures (if intended to submit only in a single country).

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

European Union Regulatory Exclusivity

In the European Union, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten‑year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

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

Rest of the World Regulation

For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America, Asia, or Japan, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Affordable Care Act imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and additional categories of health care in 2022, and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year and the reported information is publicly made available on a searchable website. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAAs security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, although we believe that we would not be considered a “business associate” in the normal course of our business. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.

In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.

Similar laws and regulations in jurisdictions outside of the United States, which may include, for instance, applicable post‑marketing requirements, anti‑fraud and abuse laws and implementation of corporate compliance programs, reporting of payments or other transfers of value to healthcare professionals or data privacy and security laws, may apply to us to the extent that any of our product candidates, once approved, are sold in a country other than the United States.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any biological products for which we obtain regulatory approval. The United States government, state legislatures and governments outside the United States have shown significant interest in implementing cost containment programs to limit the growth of government‑paid healthcare costs, including price‑controls, restrictions on reimbursement and requirements for substitution of generic products for branded drug and biologic products. In the United States and markets in other countries, patients who are prescribed products generally rely on third‑party payors to reimburse all or a substantial part of the associated healthcare costs. Providers and patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a substantial portion of the cost of our products. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. If approved, sales of our product candidates will depend, in part, on the availability of coverage and adequate reimbursement from third‑party payors. Third‑party payors include government authorities, managed care plans, private health insurers and other organizations.

In the United States, the process for determining whether a third‑party payor will provide coverage and the related coverage criteria for a biological product typically is separate from, but related to, the process for setting the price of such product or for establishing the level of reimbursement that the payor will pay for the product once coverage is approved. With respect to biologics, third‑party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA‑approved products for a particular indication, or place products at certain formulary levels that result in lower reimbursement levels, which results in higher cost‑sharing financial obligation imposed on patients. A decision by a third‑party payor not to cover our product candidates, or to impose coverage criteria the limiting situations in which our product candidates are covered, could reduce physician utilization of a product. Moreover, a third‑party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third‑party reimbursement may not be available to enable a manufacturer to maintain price levels sufficient to realize an appropriate return on its investment in product development. Additionally, coverage, coverage criteria, and reimbursement for products can differ significantly from payor to payor. One third‑party payor’s decision to cover a particular medical product does not ensure that other payors will also provide coverage for the medical product, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process usually requires manufacturers to provide scientific,  clinical and health economic support for the use of their products to each payor separately, which is a time‑consuming process.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third‑party payors fail to provide coverage and adequate reimbursement. The increasing emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third‑party reimbursement rates may change at any time. Even if favorable coverage and reimbursement are attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Third‑party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost‑benefit of pharmaceutical products, in addition to questioning safety and efficacy. If third‑party payors do not consider a product to offer a favorable cost-benefit compared to other available therapies, they may not cover that product after FDA approval or, if they do, the level of payment may not be sufficient to allow a manufacturer to sell its product at a profit.

In addition, in many countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. In the European Union, governments influence the price of products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on healthcare costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low‑priced markets exert a commercial pressure on pricing within a country.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third‑party payors have attempted to control costs by limiting coverage and the level of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; created the Independent Payment Advisory Board, which, once empaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act, such as the BPCIA, are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, or other efforts to challenge, repeal or replace the Affordable Care Act will impact the law or our business.

 In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year and that will remain in effect through 2029 unless additional action is taken by Congress; and the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical and biologic products.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that governments and third party payors will pay for healthcare products and services.

Employees

As of December 31, 2019, we had 137 employees, 135 of which were full-time employees.

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

ITEM 1A.Risk Factors.

You should carefully consider the risks described below, as well as the other information in this Annual Report, including our audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Class A common shares could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Capital Needs

We are a biopharmaceutical company with a limited operating history and have not generated any revenue from product sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Typically, it takes many years to develop one new product from the time it is discovered to when it is available for treating patients, and development may cease for a number of reasons. We have incurred operating losses in each year since our inception in 2015 and anticipate incurring losses for the foreseeable future. To date, we have invested substantially all of our efforts and financial resources in identifying, acquiring, in‑licensing and developing our product candidates, including commencing and conducting clinical trials and providing general and administrative support for these operations. Our future success is dependent on our ability to develop, obtain regulatory approval for and successfully commercialize one or more of our product candidates. We have not yet demonstrated our ability to successfully conduct and complete a Phase 3 or other pivotal clinical trial, obtain regulatory approvals, manufacture a commercial‑scale drug, or conduct sales and marketing activities. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. Consequently, predictions about our future success or viability could be more accurate if we had a longer operating history.

We have incurred significant losses related to expenses for research and development and our ongoing operations. Our net losses for the years ended December 31, 2019 and 2018 were $161.9 million and $103.2 million, respectively. As of December 31, 2019, we had an accumulated deficit of $356.1 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as a result of many factors, including:

•

our research and preclinical and clinical development of our product candidates, including our global, pivotal Phase 3 clinical trial for rilonacept for the treatment of recurrent pericarditis, named RHAPSODY, our global Phase 2 clinical trial with mavrilimumab for the treatment of GCA our Phase 2a clinical trial with KPL‑716 in prurigo nodularis and our exploratory Phase 2 clinical trial for KPL-716 in diseases characterized by chronic pruritus, as well as our Phase 1 clinical trial in healthy volunteers for KPL-404;

•	initiating potential additional preclinical studies and clinical trials for our product candidates;
•	increasing our manufacturing capabilities or adding additional manufacturers or suppliers;
•	seeking regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

•	establishing a sales, marketing and distribution infrastructure to commercialize products for which we may obtain marketing approval;
•

seeking to identify, assess and study new or expanded indications for our product candidates, new or alternative dosing levels and frequency for our product candidates, or new or alternative administration of our product candidates, including method, mode or delivery device;

•	seeking to identify, assess, acquire or develop additional product candidates;
•	entering into licensing, acquisition, collaboration or other strategic transaction agreements;
•	making milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
•	seeking to maintain, protect and expand our intellectual property portfolio;
•	seeking to attract and retain skilled personnel;
•	creating additional infrastructure to support our operations as a public company, our product development and planned future commercialization efforts; and
•

experiencing delays or encountering issues with any of the above, including but not limited to failed trials, complex results, safety issues, regulatory challenges that require longer follow‑up of existing trials, additional major trials, or additional supportive trials in order to pursue marketing approval.

Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period‑to‑period comparison of our results of operations may not be a good indication of our future performance. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, will  force us delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or other operations or commercialization efforts.

The development and commercialization of biopharmaceutical products is capital intensive. We are advancing our product candidates through research, preclinical and clinical development, including our global, pivotal Phase 3 clinical trial for rilonacept for the treatment of recurrent pericarditis, named RHAPSODY, our global Phase 2 clinical trial for mavrilimumab for the treatment of giant cell arteritis, or GCA, our Phase 2a clinical trial for KPL‑716 for the treatment of prurigo nodularis, our exploratory Phase 2 clinical trial with KPL-716 in diseases characterized by chronic pruritus, and our Phase 1 clinical trial with KPL-404 in healthy volunteers. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of our product candidates, establish and expand our sales, marketing and distribution capabilities, infrastructure and organization, or enter into agreements with third parties to conduct one or more of these commercialization activities. In addition, if we obtain marketing approval for any of our product candidates,  we expect to incur significant additional commercialization expenses related to manufacturing, product sales, marketing and distribution. As our product candidates progress through development and towards commercialization, we will need to make milestone payments and, if successful, eventually make royalty payments to the licensors and other third parties from whom we have acquired our product candidates. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on acceptable terms, if at all, we will be forced to delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or commercialization efforts.  We also may not be able to expand our operations or otherwise capitalize on our business opportunities, or may be required to relinquish rights to our product candidates or products.

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private securities offerings, debt financings or other sources. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the results from, and the time and cost necessary for, completing our global, pivotal Phase 3 clinical trial for rilonacept in recurrent pericarditis, RHAPSODY, our global Phase 2 clinical trial for mavrilimumab in GCA, our Phase 2a clinical trial for KPL-716 in prurigo nodularis, our exploratory Phase 2 clinical trial for KPL-716 in diseases characterized by chronic pruritus, and our Phase 1 clinical trial in healthy volunteers for KPL-404;

•	the number, size and type of preclinical activities and any additional clinical trials;
•

the costs, timing and outcomes of seeking and potentially obtaining approvals from the U.S. Food and Drug Administration, or FDA, or comparable regulatory authorities outside of the United States, including the potential for the FDA or such comparable regulatory authorities to require that we conduct more studies than we currently plan to conduct and the costs of post‑marketing studies or risk evaluation and mitigation strategies, or REMS, that could be required by regulatory authorities;

•

the costs and timing of transferring manufacturing technology to third‑party manufacturers, producing product candidates to support clinical trials and preparing to manufacture product candidates on a commercial scale, as well as producing rilonacept in potential new final form configurations;

•

the timing and amount of milestone and other payments we must make under our agreements with Regeneron Pharmaceuticals, Inc., or Regeneron, MedImmune, Limited, or MedImmune, Biogen MA Inc., or Biogen, and the other third parties from whom we have acquired or in‑licensed our product candidates or from whom we may in the future acquire or in‑license product candidates;

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

•

the cash requirements of any future in-license, acquisition, development or discovery of additional product candidates, including in connection with any licensing, acquisition, collaboration or other strategic transaction agreements;

•

the cash requirements for seeking to identify, assess and study new or expanded indications for our product candidates, new or alternative dosing levels or frequency for our product candidates, or new or alternative administration of our product candidates, including method, mode or delivery device;

•	the time and cost necessary to respond to technological and market developments;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	any product liability or other lawsuits related to our product candidates or any related activities;
•	the costs associated with being a public company;
•	our need and ability to hire and retain skilled personnel; and
•	the receptivity of the capital markets to financings by biopharmaceutical companies generally and companies with product candidates and technologies such as ours specifically.

Any additional fundraising efforts may divert our management from their day‑to‑day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets may make securities offerings and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs when they arise. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we are unable to obtain funding when needed, we will be forced to curtail, delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or commercialization efforts of any product candidate. We may also be unable to expand our operations or otherwise capitalize on our business opportunities or may be required to relinquish rights to our product candidates or products. Any of these occurrences could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through private or public securities offerings, debt financings, or other sources, including licensing, collaboration or other strategic transactions or arrangements with third parties. The terms of any financing may adversely affect the holdings or the rights of our shareholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our Class A common shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Obtaining funds through licensing, collaboration or other strategic transactions or arrangements with third parties may require us to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our shareholders, and may cause the market price of our Class A common shares to decline.

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

We do not currently generate any revenue from sales of any products, and we may never be able to develop or commercialize marketable products. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable regulatory authorities outside of the United States. We have four product candidates in various stages of clinical development. Our assumptions about why our product candidates are worthy of future development and potential approval in the indications for which we are studying them, or any other indications, are based on either indirect data primarily collected by other companies or our preclinical and clinical trials. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them, and they may not be approved. Although rilonacept is approved and marketed for human use for the treatment of cryopyrin-associated periodic syndrome, or CAPS, in the United States by Regeneron, we are studying rilonacept for the treatment of a different indication called recurrent pericarditis, which is currently in a global, pivotal Phase 3 clinical trial, RHAPSODY. Mavrilimumab has been through Phase 2 clinical trials conducted by MedImmune for the treatment of rheumatoid arthritis, or RA, but our global Phase 2 clinical trial with mavrilimumab is for the treatment of GCA. KPL‑716, is being studied in a Phase 2a clinical trial in prurigo nodularis and an exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus.  In addition, KPL-404 has progressed into a Phase 1 clinical trial in healthy volunteers.  Our future preclinical product candidates would need to progress through toxicology studies and other requirements to enable an Investigational New Drug application, or IND, prior to clinical development.

We have not submitted, and we may never submit marketing applications to the FDA or comparable regulatory authorities outside of the United States for our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval.   Further, our product candidates may not receive regulatory approval even if we complete a successful clinical trial. We may determine that the potential product and commercial profile of any of our product candidates would not ultimately be commercially successful and could therefore elect not to continue its development.  If we do not receive regulatory approvals for one or more of our product candidates, we may not be able to continue our operations.

Each of our product candidates require additional preclinical or clinical development, regulatory approval in one or more jurisdictions, manufacturing capacity and expertise, successful manufacture of clinical supply, building an organization to support commercialization, substantial investment and significant marketing efforts before we will be able to generate any revenue from product sales. The success of our product candidates or potential future product candidates depends upon several factors, including the following:

•

successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, conducted, where applicable, under the FDA’s Good Laboratory Practice, or GLP, regulations;

•

submission to and acceptance by the FDA of INDs and of clinical trial applications to governmental authorities outside of the United States for our product candidates to commence planned clinical trials or future clinical trials;

•

successful site activation for, enrollment in, and completion of clinical trials, the design and implementation of which are agreed to by the applicable regulatory authorities, and the ability of our contract research organizations, or CROs, to successfully conduct such trials within our planned budget and timing parameters and without materially adversely impacting our trials;

•

successful data from our clinical programs that support an acceptable risk‑benefit profile of our product candidates for the targeted indications in the intended populations to the satisfaction of the applicable regulatory authorities;

•	timely receipt, if at all, of regulatory approvals from applicable regulatory authorities and maintenance of any such approvals;
•

pediatric study plans acceptable to the FDA and comparable regulatory authorities outside of the United States, and follow through of any pediatric study commitments, including development of pediatric formulations where indicated;

•	establishment and maintenance of arrangements with third‑party manufacturers, as applicable, for continued clinical supply and commercial manufacturing;
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

•	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
•	successful commercial launch of our product candidates, if and when approved;
•	acceptance of our products, if and when approved, by patients, patient-advocates, the medical community and third‑party payors;
•	effective competition with other therapies;
•	establishment and maintenance of adequate healthcare coverage and reimbursement;
•	enforcement and defense of intellectual property rights and claims;
•	continued compliance with any post‑marketing requirements imposed by regulatory authorities, including any required post‑marketing clinical trial commitments or REMS; and
•	maintenance of a continued acceptable safety profile of our product candidates following approval.

If we do not accomplish one or more of these factors in a timely manner or at all, we could experience significant delays in, or an inability to, successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for one or more of our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to manufacture and market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are smaller than we estimate, we may not generate projected revenue levels from sales of such products, if approved.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome.  We are conducting a global, pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, RHAPSODY, a global Phase 2 clinical trial with mavrilimumab for the treatment of GCA, a Phase 2a clinical trial with KPL‑716 in prurigo nodularis, an exploratory Phase 2 clinical trial with KPL-716 in diseases characterized by chronic pruritus, and a Phase 1 clinical trial with KPL-404 in healthy volunteers.  We cannot guarantee that any of our current or potential future clinical trials will be conducted as planned or completed on schedule, if at all.

Commencing a clinical trial is subject to acceptance by the FDA of an IND or IND amendments, acceptance by European regulatory authorities of a Clinical Trial Application, or CTA, or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, European regulatory authorities or other applicable regulatory authorities.  We may receive feedback or guidance from regulatory authorities on our clinical trial design and protocols and even after we incorporate such feedback or guidance from these regulatory authorities, such regulatory authorities may impose other requirements for our clinical trials, could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant preclinical studies, clinical trials or chemistry, manufacturing and controls, or CMC, data, or disagree or change their position on the acceptability of our trial designs, including the proposed dosing level or schedule, treatment duration, our definitions of the patient populations or the clinical endpoints selected, which may require us to complete additional preclinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect.  For example, the FDA has provided feedback that the risk-benefit assessment for investigation of mavrilimumab in a clinical trial may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk-benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment options. In addition, we anticipate that other potential indications for mavrilimumab would need to be in serious or life-threatening diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to pursue clinical development in such indications. Further, based on FDA feedback we received in connection with its review and approval of an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the safety and effectiveness of mavrilimumab at the 26 weeks of dosing stipulated in our Phase 2 clinical trial, and eventually demonstrate safety and effectiveness of mavrilimumab beyond 26 weeks as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses in GCA.

Commencing our planned clinical trials is also subject to approval by an IRB at each clinical trial site before a trial may be initiated, which approval could be delayed, rejected or suspended.  Further the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or the FDA or other regulatory authorities may impose a suspension or termination of our clinical trials even after approval and initiation of trial sites due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects that arise in the trial, failure to demonstrate a benefit from using a drug, any of which resulting in the imposition of a clinical hold as well as changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Successful completion of our clinical trials is a prerequisite to submitting a biologics license application, or BLA, or New Drug Applications to the FDA and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, or other applicable regulatory authorities in other countries for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and future product candidates. We do not know whether any of our future clinical trials will begin as planned or any of our current or future clinical trials will be completed on schedule, if at all.

A failure of one or more of our current or future clinical trials can occur at any stage of testing, and our clinical trials may not be successful. We may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, be allowed by regulatory authorities, need to be redesigned, or if we can activate sites or enroll patients on time, or if they will be completed on schedule, if at all. Events that may prevent commencement or successful completion of clinical development of our product candidates as planned, if at all, include but are not limited to:

•	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical trials;
•	delays or failure in reaching a consensus with regulatory agencies on trial design or implementation;
•	delays or failure in establishing the appropriate dosage levels or frequency of dosing or treatment period in clinical trials;
•

delays or failure in reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	difficulties in obtaining required IRB, approval at each clinical trial site;
•

delays or failure in obtaining regulatory approval to commence a trial, or imposition of a clinical hold by regulatory authorities, after review of an IND or IND amendment, or equivalent application or amendment, or an inspection of our clinical trial operations or study sites;

•	challenges in recruiting and enrolling suitable patients or a sufficient number thereof to participate in our clinical trials;
•	amendments to clinical trial protocols impacting study criteria, endpoints or design, including amendments that either we initiate or are requested by regulatory authorities;
•	difficulty collaborating with patient groups and investigators;
•

failure by our CROs, medical institutions, other third parties we contract with in connection with our clinical trials, or us to adhere to clinical trial requirements or to perform their obligations in a timely or compliant manner;

•	failure to perform in accordance with the FDA’s good clinical practices requirements, or GCPs, or applicable comparable regulatory guidelines in other countries;
•	patients not completing participation in a clinical trial or returning for post‑treatment follow‑up, in either case including as a result of trial demands on participants among other things;
•	clinical trial sites or patients withdrawing from a clinical trial;
•	participating patients experiencing serious adverse events or undesirable side effects or being exposed to unacceptable health risks;
•	participating patients failing to experience confirmed pre-specified events during the clinical trial within an expected time-frame, if at all;
•	safety issues, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
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

•

suspensions or terminations of our clinical trials by us or the IRBs of the institutions in which our clinical trials are being conducted, the Data Safety Monitoring Board for such trials or the FDA or comparable regulatory authorities;

•

failure of manufacturers, or us, to produce supplies of our product candidates for use in our clinical trials in accordance with current good manufacturing practices, or cGMP, requirements and regulations or applicable comparable regulatory guidelines in other countries; and

•

delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the delay or denial of regulatory approval of our product candidates.

If we experience delays in the commencement or completion of any clinical trial of our product candidates or any clinical trial of our product candidates is terminated, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from our product candidates, if any, will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down the development and approval process of our product candidates and jeopardize our ability to commence product sales and generate revenue, if any. Clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and could impair our ability to commercialize our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or us deciding to modify or cease development of our product candidates.

Furthermore, clinical trials must be conducted in accordance with the laws, rules and regulations, guidelines and other requirements of the FDA, European Union, or EU, and other applicable regulatory authorities outside of those jurisdictions and are subject to oversight by these regulatory authorities and IRBs at the medical institutions where the clinical trials are conducted. Further, conducting global clinical trials, as we do for certain of our product candidates, may require that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, EU and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdiction or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs.  In addition, clinical trials that are conducted in countries outside the United States and the EU may subject us to risks associated with the engagement of non-United States and non‑EU CROs, clinical investigators who are unknown to the FDA or the EMA, and may have different standards of diagnosis, screening and medical care, as well as risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States and the EU.

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

We may find it difficult to enroll patients in our clinical trials in a timely manner given the limited number of patients who have the diseases for which our product candidates are being studied, as well as particular enrollment criteria or competing clinical studies in the same patient population. Difficulty in enrolling patients could delay or prevent completion of our clinical trials of our product candidates, and our research and development efforts could be adversely affected.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit a sufficient number of patients to participate in testing our product candidates, particularly given that many of the conditions for which we are evaluating our current product candidates or may plan to evaluate them in the future are in small disease populations.  In addition, the eligibility criteria of our clinical trials will further limit the pool of available trial participants, as we will require patients to have specific characteristics that we can evaluate based on the primary and secondary endpoints of the study.

Further, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may further reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which would reduce the number of patients who are available for our clinical trials at such clinical trial site.

Accordingly if we encounter these or other difficulties in enrollment we may experience delays or be prevented from completing our clinical trials. Patient enrollment depends on many factors, including:

•	the size and nature of the patient population;
•	the severity of the disease being studied;
•	patient referral practices of physicians;
•	patient eligibility criteria for the clinical trial;
•	the proximity of patients to clinical sites;
•	the complexity of the design and nature of the clinical protocol and trial;
•	the availability and nature of competing clinical trials;
•	the availability of standard of care or new drugs approved for the indication the clinical trial is investigating;
•	failure to obtain and maintain patient consents;
•	our ability to recruit clinical trial investigators with applicable competencies and experience;
•

the risk that patients enrolled in clinical trials will withdraw from the trials before completion of their treatment or follow-up period (in either case including as a result of trial demands on participants among other things);

•	clinicians’ and patients’ perceptions as to the safety and potential advantages of the product candidate being studied in relation to other available therapies; and
•	the occurrence of adverse events, or AEs, or undesirable side effects attributable to our product candidates.

The process of finding and enrolling patients may prove costly, especially since we are looking to identify a subset of the patients eligible for our studies from a relatively small patient population for many of the diseases we are studying. If patients are unable or unwilling to participate in our clinical trials for any reason, or we experience difficulties in patient enrollment for any other reasons, our costs and the timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be delayed or prevented, the commercial prospects of our product candidates may be harmed, and our ability to commence product sales and generate product revenue from any of these product candidates could be delayed or prevented. Any of these occurrences may harm our business, financial condition and prospects significantly.

Our product candidates may cause undesirable side effects or have other safety risks that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences, including withdrawal of approval, following any potential marketing approval.

Treatment with our product candidates may produce undesirable side effects or adverse reactions or events. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in more restrictive labels or the delay or denial of regulatory approvals by the FDA or other comparable regulatory authorities outside of the United States.

Our product candidates modulate the immune system and carry risks associated with immunosuppression, including the risk of serious infections and other potential serious health risks. For example, some common side effects of rilonacept include, cold symptoms, nausea, stomach pain, diarrhea, numbness or tingly feeling and injection‑site reaction. IL‑1 blockade may interfere with immune response to or to delay symptomatology and diagnosis of infections. Serious, life‑threatening infections have been reported in patients taking rilonacept. In our open-label Phase 2 proof-of-concept clinical trial of rilonacept for recurrent pericarditis, the most common AEs were gastrointestinal disorders and injection site reactions. There was one treatment‑related serious AE which resulted in discontinuation: a skin abscess which responded to medical treatment.

For mavrilimumab, there is a theoretical risk for the development of pulmonary alveolar proteinosis, or PAP. PAP is a rare lung disorder in which surfactant‑derived lipoproteins accumulate excessively within pulmonary alveoli due to loss of granulocyte macrophage colony stimulating factor, or GM‑CSF, function. The disease can range in severity from a sub‑clinical reduction in diffusion capacity to significant dyspnea during mild exertion. In preclinical studies conducted by MedImmune, certain effects were observed in the lungs of non‑human primates, which led the FDA to issue a clinical hold with respect to MedImmune’s proposed clinical trial in RA. Preclinical data generated to-date suggest mavrilimumab does not reach the lungs in sufficient quantities to induce PAP at clinically relevant doses and human trials thus far have not shown a clinical effect on pulmonary function tests attributable to mavrilimumab. However, if the results of our clinical trials reveal an unacceptable severity and prevalence of these or other side effects, the FDA or applicable regulatory authority outside of the United States may suspend or terminate our clinical trials, or not authorize us to initiate further trials. In addition, if other anti-GM-CSF molecules in development by third parties show these or similar side effects, it could have an impact on the entire class of anti-GM-CSF molecules in development and the applicable regulatory agency may suspend or terminate our clinical trials, or not authorize us to initiate further trials. The FDA or comparable regulatory authorities outside of the United States could order us to cease further development of, or deny or withdraw any approval of, any of our product candidates for any or all targeted indications.

In addition, subsequent to MedImmune’s original IND submission for RA and the availability of additional clinical safety data that MedImmune generated in human clinical trials conducted outside of the United States for RA, the FDA provided feedback that the risk-benefit assessment for investigation of mavrilimumab in a clinical trial may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk-benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment options. Further,  we anticipate that other potential indications for mavrilimumab would need to be in serious or life-threatening diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to be studied in such indications. In addition, based on FDA feedback we received in connection with its review and authorization of an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the safety and effectiveness of mavrilimumab at the 26 weeks of dosing stipulated in our Phase 2 clinical trial, and eventually demonstrate safety and effectiveness of mavrilimumab beyond 26 weeks as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses in GCA.

In our repeated-single-dose Phase 1b clinical trial of KPL-716, there were no serious AEs. However, there were more atopic dermatitis flares in the KPL-716-treated population versus placebo (47.6% versus 4.5%) through the 12-week treatment period; all subjects who experienced a flare were successfully managed with topical corticosteroids. KPL-716 was otherwise well-tolerated by all subjects.

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

Prior to our in‑license or acquisition of rilonacept, mavrilimumab, and KPL‑716, we were not involved in the development of these product candidates and, as a result, we are dependent on Regeneron, MedImmune, and Biogen having accurately reported the results and correctly collected and interpreted the data from all preclinical and clinical trials conducted prior to our in‑license or acquisition.

We had no involvement with or control over the preclinical and clinical development of any of our product candidates prior to our in‑license or acquisition of them. We are dependent on Regeneron, MedImmune, and Biogen having conducted their research and development in accordance with the applicable protocols and legal, regulatory and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted prior to our in‑license or acquisition; and having correctly collected, interpreted, and completely transferred the data from these trials or other studies to us. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval, or commercialization of one or more of our product candidates will be adversely affected.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later‑stage clinical trials after achieving positive results in early‑stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including AEs previously unreported in earlier studies and trials of our product candidates and favorable safety and efficacy observed in earlier studies and trials not replicated in later studies or trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. Furthermore, the approval policies or regulations of the FDA or the applicable regulatory authorities outside of the United States may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or such other regulatory authorities delaying, limiting or denying approval of our product candidates.

Preliminary, interim and “top‑line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. For example, we expect to release interim data from cohorts of the Phase 2 clinical trial of KPL-716 in diseases characterized by chronic pruritus in the first half of 2020.  Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our Class A common shares.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Our product candidates and the activities associated with their development and commercialization, including their trial design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, pricing, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. We have not received approval or clearance to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval or clearance. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and may need to rely on third‑party CROs and regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the biologic manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. The FDA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. In addition to the United States, we may seek regulatory approval to commercialize our product candidates in other jurisdictions. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions.

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

In addition, we plan to have Regeneron transfer its BLA for rilonacept in the United States for the treatment of CAPS following positive clinical data readout, if any, from our global, pivotal Phase 3 clinical trial, RHAPSODY to enable us to file an sBLA with the FDA to seek approval for the commercial marketing of rilonacept in the United States for the treatment of recurrent pericarditis. The rights with respect to CAPS would remain with Regeneron until the date that we receive such approval from the FDA, if at all. In order for the BLA to be transferred to us, we must coordinate numerous activities with Regeneron in advance and take over certain responsibilities and obligations with respect to owning the BLA. The process to transfer a BLA is complex and resource intensive, and may be more so than we anticipate. Further, if Regeneron or we do not perform in accordance with our expectations, or we are not ready to assume the responsibilities on a timely basis, or the timing of the BLA transfer is otherwise delayed, our ability to file an sBLA with the FDA may be delayed, which could delay FDA approval or our commercialization of rilonacept, and our ability to generate revenue from rilonacept could be materially impaired.

Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval or we may fail or cease to advance their development for many reasons, including the following:

•	the FDA or comparable regulatory authorities in other jurisdictions may disagree with the number, design or implementation of our clinical trials to support further development or approval;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities in other jurisdictions that a product candidate is safe and effective for its proposed indication;
•

the results of clinical trials may produce negative, inconclusive or uncompetitive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or to modify or cease development programs for our product candidates;

•

the results of clinical trials may not meet the primary or secondary endpoints of the applicable study or the level of statistical significance required by the FDA or comparable regulatory authorities in other jurisdictions;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable regulatory authorities in other jurisdictions may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the FDA or comparable regulatory authorities in other jurisdictions may disagree that we have provided sufficient safety data or adequately demonstrated clinical benefit in a patient population or subpopulation studied in the clinical trial;

•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable regulatory authorities in other jurisdictions could require us to collect additional data or conduct additional clinical studies, for example, based on FDA feedback, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the effectiveness and safety of mavrilimumab at the 26 weeks of dosing stipulated in our global Phase 2 clinical trial, and eventually demonstrate effectiveness and safety of mavrilimumab beyond 26 weeks as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses;

•

the FDA or comparable regulatory authorities in other jurisdictions could require us to conduct additional clinical studies to compare our product candidates to other therapies for the treatment of the same indication;

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
•

the FDA or comparable regulatory authorities in other jurisdictions may not believe that we have sufficiently demonstrated our ability to manufacture the products to the requisite level of quality standards, or they may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third‑party manufacturers with which we contract for clinical and commercial supplies;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•

our product candidates may have undesirable side effects, toxicities or other unexpected characteristics, causing us or our investigators, regulators or IRBs to reject, suspend or terminate the clinical trials; and

•

the approval policies or regulations of the FDA or comparable regulatory authorities in other jurisdictions may significantly change in a manner rendering our clinical data, biologic manufacturing process, and other supporting information insufficient for approval.

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

As part of our business strategy, we may seek orphan drug designation for certain of our product candidates, and ultimately we may be unsuccessful or unable to maintain the associated benefits. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics intended to treat relatively small patient populations as orphan drug products. Under the U.S. Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

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

We may seek Breakthrough Therapy designation or Fast Track designation by the FDA for one or more of our product candidates, but we may not receive such designation. Such designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

In the third quarter of 2019, we received Breakthrough Therapy designation for rilonacept for the treatment of for recurrent pericarditis and we may seek Breakthrough Therapy or Fast Track designation for some of our other product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In addition, if a product candidate is intended for the treatment of a serious or life‑threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation.

The FDA has broad discretion whether or not to grant Fast Track and Breakthrough Therapy designations, and even if we believe a particular product candidate is eligible for this designation, we cannot be certain that the FDA would decide to grant it. Even if we obtain such designations for one or more of our product candidates, we may not experience a faster development process, review or approval compared to non‑expedited FDA review procedures. In addition, the FDA may withdraw Fast Track or Breakthrough Therapy designations if it believes that such designations are no longer supported. Although products receiving Fast Track and Breakthrough Therapy designation are generally eligible for the FDA’s priority review procedures, receiving such designations does not guarantee that the BLA for such products will receive priority review.

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

Risks Related to Manufacturing and Our Reliance on Third Parties

We contract with third parties for manufacturing our product candidates and for certain research and other preclinical and clinical development and expect to continue to do so for our commercial supply. This reliance on third parties increases the risk that we may not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate any late-stage manufacturing facilities. Although we have built a development and manufacturing facility to produce drug substance to support certain research and other preclinical and early clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain of our early-stage product candidates for the majority of our clinical development efforts, as well as for the potential commercial manufacture of our product candidates, if approved, as well as label and packaging activities. We rely on these third parties to develop the processes necessary to produce our product candidates at sufficient quality and quantity to support our development and commercialization efforts. Our reliance increases the risk that we will have insufficient quantities of our product candidates or that our product candidates are not produced at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

For example, we have a contract with Regeneron to produce rilonacept on an exclusive basis for a period of time.  Although Regeneron has produced rilonacept for commercial use for over ten years, the FDA or other applicable regulatory authorities in other jurisdictions might reevaluate rilonacept’s current manufacturing process or route of administration in connection with evaluating whether to approve rilonacept for a new indication, such as recurrent pericarditis. We also have CMOs manufacture KPL‑716 drug substance and drug product and entered into an agreement with a CMO to produce mavrilimumab beyond our current inventory.  While we have built a manufacturing facility to support early development for our product candidates, we and our CMOs may not be able to produce sufficient quantities of our product candidates or produce them at an acceptable quality, which could delay, prevent or impair our development or commercialization efforts and increase costs.

If we make manufacturing or formulation changes to our product candidates or change manufacturers or manufacturing processes, we may be unsuccessful in producing the product as compared to the process or manufacturer used in prior clinical trials and therefore may need to conduct additional trials to bridge our modified product candidates to earlier versions, which could impact the timing of commencing or completing our clinical trials. Moreover, there is no assurance that future clinical trials utilizing a new formulation of a product candidate manufactured by different manufacturers or pursuant to a new process will result in the favorable result, if any, observed in the prior clinical trials of such product candidates.  For example, while we have transferred the technology to manufacture mavrilimumab to the CMO, the CMO may be required to adopt different manufacturing protocols or processes. The CMO will need to produce mavrilimumab using different media and feed compared to the processes that were used by MedImmune to develop our existing inventory. We cannot provide any assurance that the technology transfer was successful, or that the process development or the CMO will be successful in producing mavrilimumab in sufficient quantities or of acceptable quality, if at all, which would delay, prevent or impair the development of mavrilimumab.

The facilities used by our CMOs to manufacture our product candidates may be inspected by the FDA and other comparable regulatory authorities in connection with the submission of our marketing applications to, and review by, the FDA or other comparable regulatory authorities or based on their work for other clinical trial sponsors. While we provide oversight of manufacturing activities, we do not and will not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs and other regulatory requirements in connection with the manufacture of our product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other applicable regulatory authorities in other jurisdictions, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we may review the compliance history and performance of our CMOs, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable regulatory authorities in other jurisdictions does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We built a manufacturing facility to support early development of our product candidates. We may not be able to continually manufacture our product candidates economically or in compliance with cGMPs and other regulatory requirements, or at all, and we may not be able to build or procure additional capacity in the required timeframe to meet our estimated timelines to commence our studies. As a result, our business, prospects, operating results, and financial condition could be materially harmed.

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

The manufacture of our product candidates is at high risk of product loss due to contamination, equipment malfunctions, human error or raw material shortages. Deviations from established manufacturing processes could result in reduced production yields, failed batches and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or manufacturing facilities, any related production lot could be lost and the relevant manufacturing facilities may need to close for an extended period of time to investigate and remediate the contaminant. Many additional factors could cause production interruptions at our facilities or at the facilities of our third‑party providers, including natural disasters, outbreak of disease, accidents, boycotts, labor disputes, political and economic instability, including acts of terrorism or war. The occurrence of any such event could adversely affect our ability to satisfy the required supply for any of our product candidates or successfully complete preclinical and clinical development, which would result in additional costs to us or impair our ability to generate revenue and would harm our business, financial condition and prospects significantly.

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

In addition, we plan to have Regeneron transfer its BLA for rilonacept in the United States for the treatment of CAPS following positive clinical data readout, if any, from our global, pivotal Phase 3 clinical trial, RHAPSODY to enable us to file an sBLA with the FDA to seek approval for the commercial marketing of rilonacept in the United States for the treatment of recurrent pericarditis. The rights with respect to CAPS would remain with Regeneron until the date that we receive such approval from the FDA, if at all. In order for the BLA to be transferred to us, we must coordinate numerous activities with Regeneron in advance and take over certain responsibilities and obligations with respect to owning the BLA. The process to transfer a BLA is complex and resource intensive, and may be more so than we anticipate. Further, if Regeneron or we do not perform in accordance with our expectations, or we are not ready to assume the responsibilities on a timely basis, or the timing of the BLA transfer is otherwise delayed, our ability to file an sBLA with the FDA may be delayed, which could delay FDA approval or our commercialization of rilonacept, and our ability to generate revenue from rilonacept could be materially impaired.

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

Establishing additional or replacement suppliers for the drug substance and drug product used in our product candidates, if required, is unlikely to be accomplished quickly and can take several years, if at all. Furthermore, despite our efforts, we may be unable to procure a replacement supplier or do so on commercially reasonable terms, which could have a material adverse impact upon our business. If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we seek to maintain adequate inventory of the drug substance and drug product used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such drug substance and drug product from alternate sources of comparable quality at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

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

We and our CROs are required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable regulatory authorities in other jurisdictions for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable regulatory authorities in other jurisdictions may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that, upon inspection, the FDA or comparable regulatory authorities in other jurisdictions will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register certain clinical trials and post the results of completed clinical trials on a government‑sponsored database within certain timeframes. Failure to do so when required can result in fines, adverse publicity and civil and criminal sanctions.

Although we have and intend to continue to design the clinical trials for our product candidates, CROs will conduct and oversee all of the clinical trials together with the various clinical trial sites that we engage to conduct the studies. As a result, many important aspects of our development programs for our product candidates, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

While we are not aware of any therapies currently approved or actively continuing clinical trials in recurrent pericarditis, there is one product that modulates the signaling of IL‑1α and IL‑1β, anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, and one product that modulates the signaling of IL‑1β, canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation. There is also another therapy which modulates IL‑1α in clinical development for diseases other than recurrent pericarditis from Johnson & Johnson. We expect mavrilimumab, if approved, to experience competitive pressure from tocilizumab (ACTEMRA), marketed by Genentech USA, Inc., which was approved in 2017 for use in GCA as an adjunct to steroid taper. Additional competition may be experienced from Eli Lilly and Company and AbbVie, Inc., which are conducting clinical trials for oral janus kinase inhibitors, Sanofi S.A. and Regeneron, which are recruiting a Phase 3 clinical trial with their anti-IL-6 program, Novartis International AG, which is recruiting a trial with its IL-17 antagonist secukinumab (Cosentyx) and Janssen Biotech, Inc., which is testing ustekinumab (STELARA) in two small studies for GCA. There are multiple other programs targeting GM-CSF antagonism not currently pursuing GCA in clinical trials that could decide in the future to engage in development of therapies for GCA, including GlaxoSmithKline plc, Izana Bioscience and Humanigen, Inc.  Multiple therapies are in development for prurigo nodularis and any that receive FDA approval for this indication will be likely competitors to KPL‑716. These products include nemolizumab, serlopitant and nalbuphine ER. There are multiple agents targeting antagonism of the CD40/CD40L interaction across a variety of clinical uses including, Novartis International AG, Biogen Inc. and UCB, Inc., C.H. Boehringer Sohn AG & Ko. KG and Abbvie Inc., Annelixis Therapeutics LLC, ImmuNext Inc. and Sanofi S.A., Viela Bio and Astellas Pharma Inc.  Further, the results of clinical trials for our product candidates may produce negative, inconclusive or uncompetitive results compared to those produced by any of these or other companies in the indications we are studying, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or modify or cease development programs for our product candidates.

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

•

any product candidates or technologies to which we acquire the rights or that we discover will take substantial additional financial resources to develop and commercialize and we may not have sufficient funds to do so;

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel is also critical to our success. The failure to recruit, or the loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. In November 2019, Stephen Mahoney, our Chief Operating Officer left our company to pursue other opportunities and we expect Chris Heberlig, our Chief Financial Officer, to transition to a consulting role in March 2020. Our EVP, Corporate Development and Operations and Chief Legal Officer, Thomas Beetham, and our SVP, Operations and Chief Commercial Officer, Qasim Rizvi, have taken on additional responsibilities with Mr. Mahoney’s departure. We have also commenced a search for a new Chief Financial Officer, but we may experience difficulties or delays in identifying a qualified replacement. These or other changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition, our business may be adversely affected. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

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

We acquire, in‑license and file patent applications directed to our product candidates in an effort to establish intellectual property positions directed to their compositions of matter as well as uses of these product candidates in the treatment of diseases. Our intellectual property includes patents and patent applications that we own as well as patents and patent applications that we in‑license. For example, we have a field‑specific exclusive license under a license agreement with Regeneron to patent applications and patents relating to rilonacept, an exclusive license under a license agreement with MedImmune, or the MedImmune Agreement, to patent applications and patents relating to mavrilimumab, and an exclusive license under our license agreement with Beth Israel Deaconess Medical Center to patent applications and patents related to KPL-404.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or in‑licensed patents have, or that any of our owned or in‑licensed pending patent applications that mature into issued patents will have, claims with a scope sufficient to protect rilonacept, mavrilimumab, KPL‑716 or our other product candidates. In addition, the laws of other countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions and adjustments may be available; however, the life of a patent, and the protection it affords, is limited. The actual protection afforded by a patent varies on a product‑by‑product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory‑related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in‑licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product candidate. For example, the patents covering rilonacept as a composition of matter have a term that expires in 2019 in the United States, not including patent term adjustment (an adjustment to the term of the U.S. patent to compensate the patentee for delays caused by the USPTO during the examination process), and in 2023 in Europe, not including any patent term extensions, and the patents covering mavrilimumab as a composition of matter have a term that expires in 2027 in the United States, not including any patent term adjustments or extensions, and in 2027 in Europe, not including any patent term extensions. As a result, our owned and in‑licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, we expect to rely on regulatory exclusivity for our product candidates, such as orphan drug exclusivity, which generally grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe. While, we may pursue orphan drug designation for our product candidates in the United States, we may not be successful in obtaining such designation or we may not be able to maintain the benefits of the designation. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. See “Risk Factors— Risks related to marketing approval and regulatory matters.”

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Even if we acquire patent protection that we expect should enable us to maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity, enforceability or term, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third‑party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. We may become involved in contested proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. For example, patents granted by the USPTO may be subject to third‑party challenges such as (without limitation) derivation, re‑examination, interference, post‑grant review or inter partes review proceedings, and patents granted by the European Patent Office may be challenged by any person in an opposition proceeding within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in some jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. In such case, we may have to participate in interference or derivation proceedings in the USPTO, to determine which party is entitled to a patent on the disputed invention. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology.

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

We entered into agreements to acquire the rights to develop or commercialize our product candidates, rilonacept, mavrilimumab, KPL‑716, and KPL‑404. In September 2017, we entered into a license agreement with Regeneron to obtain an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize rilonacept. In December 2017, we entered into the MedImmune Agreement to obtain exclusive worldwide rights to research, develop, manufacture, market and sell mavrilimumab and any other products covered by the licensed patent rights. In September 2016, pursuant to an asset purchase agreement with Biogen, or the Biogen Agreement, we acquired all of Biogen’s right, title and interest in and to certain assets used in or relating to KPL‑716, including patents and other intellectual property rights, clinical data, know‑how and inventory. In connection with our acquisition of Primatope Therapeutics, Inc., or Primatope, in March 2019, we acquired an exclusive world-wide license with Beth Israel Deaconess Medical Center for certain patent applications and patents related to KPL-404. Each of these agreements requires us to use commercially reasonable efforts to develop and commercialize the related product candidates, make timely milestone and other payments, provide certain information regarding our activities with respect to such product candidates and indemnify the other party with respect to our development and commercialization activities under the terms of the agreements. These agreements and any future such agreements that we enter into impose a variety of obligations and related consequences.

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

An adverse result in any litigation proceeding could put one or more of our patents, whether owned or in‑licensed, at risk of being invalidated or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering one of our product candidates, we would lose at least part, and perhaps all, of the patent protection covering such product candidate. Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a patent lawsuit outside of the United States, alleging our infringement of a competitor’s patents, we could be prevented from marketing our products in one or more such countries. Any of these outcomes would have a materially adverse effect on our business.

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

The USPTO and various governmental patent agencies outside of the United States require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and patent agencies outside of the United States over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non‑compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non‑payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products or technologies, we may not be able to stop a competitor from marketing products that are the same as or similar to our product candidates, which would have a material adverse effect on our business. In addition, if we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patents. In addition, if we are responsible for patent prosecution and maintenance of patent rights in‑licensed to us, any of the foregoing could expose us to liability to the applicable patent owner.

We may not be able to effectively enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in intellectual property laws outside of the United States. In addition, the patent laws of some such countries do not afford intellectual property protection to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain jurisdictions outside of the United States. Varying filing dates in international countries may also permit intervening third parties to allege priority to patent applications claiming certain technology. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many countries outside of the United States have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain parties, including government agencies or government contractors. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Proceedings to enforce our patent rights, whether owned or in‑licensed, in jurisdictions outside of the United States, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to pursue protection for our intellectual property rights in the major markets for our product candidates, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and other countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.

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

We have not yet registered trademarks for a commercial trade name for our product candidates in the United States or jurisdictions outside of the United States and failure to secure such registrations could adversely affect our business.

We have not yet registered trademarks for a commercial trade name for some of our product candidates in the United States or any jurisdiction outside of the United States. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many jurisdictions outside of the United States, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

The precise incidence and prevalence for all the conditions we aim to address with our programs are not know with specificity. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our extrapolation from available population data and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations, pharmacy claims analyses, or market research, and may prove to be incorrect. Further, new trials and therapeutic options may lead to changes in the estimated incidence or prevalence of these diseases, or relevant subpopulations thereof. As a result, the number of patients who may benefit from our product candidates may turn out to be lower than expected.

The total addressable market for any of our product candidates will ultimately depend upon, among other things, the diagnostic criteria and applicable patient population included in the final label for the product candidate approved for sale for its indication, the efficacy, safety, and tolerability demonstrated by the product candidate in our clinical trials, acceptance by the medical community and patients, pricing, access and reimbursement. The number of addressable patients in the United States and other major markets outside of the United States may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining significant market share.

If we are unable to establish and expand our sales, marketing and distribution capabilities, either directly or through agreements with third parties, we may not be successful in commercializing our product candidates, if approved, thus potentially impairing commercial potential for our product candidates to generate any revenue.

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

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we are unable to retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our product candidates include:

•	our inability to recruit and retain adequate numbers of effective sales, marketing and access personnel;
•	the inability of sales personnel to obtain access to physicians and for an adequate number of physicians to prescribe any of our future products;
•	the lack of complementary products to be supported by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•

our inability to equip medical and sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding applicable diseases relevant to our future products;

•	our inability to effectively distribute products in a timely manner;
•	our inability to develop or obtain sufficient operational functions and infrastructure to support our commercial activities; and
•	unforeseen costs and expenses associated with creating a sales, marketing, and access organization.

If we enter into arrangements with third parties to perform sales, marketing, distribution and other commercial support services, our product revenues or the profitability of these revenues to us are likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We may have little contractual control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively.  Furthermore, developing a sales, marketing and access organization requires significant investment, is time consuming and could delay the launch of our product candidates. We may not be able to build an effective sales, marketing and access organization in the United States, the EU or other key markets. If we do not establish sales, marketing and access capabilities successfully, either on our own or through arrangements with third parties, we will not be successful in commercializing our product candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

Our current or future product candidates may not gain market acceptance by physicians, patients, or third-party payors (e.g., governments and private health insurers) in which case our ability to generate product revenues will be impaired.

Even if the FDA or any other regulatory authority approves the marketing of our product candidates (whether developed on our own or with a collaborator), , physicians, healthcare providers, patients, the medical community or third-party-payors may not accept or use our product candidates, or effectively block or limit their use in the case of third-party payors. If our product candidates do not achieve an adequate level of acceptance, we may not generate projected level of product revenue or sufficient profits from operations, if at all. The degree of market acceptance of our product candidates will depend on a variety of factors, including:

•	the timing of market introduction;
•	the number and clinical profile of competing products;
•	the potential and perceived advantages or disadvantages of our product candidates relative to alternative treatments;
•	the clinical indications for which our product candidates are approved;
•	our ability to provide acceptable evidence of safety and efficacy;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•	convenience and ease of administration, including relative to alternative therapies;
•	pricing (including patient out-of-pocket costs), budget impact, affordability and cost effectiveness, particularly in relation to alternative treatments;
•	the effectiveness of our sales, marketing and distribution activities;
•	availability of adequate coverage, reimbursement and payment from health maintenance organizations and other insurers, both public and private; and
•	other potential advantages over alternative treatment methods.

If our product candidates fail to gain market acceptance, our ability to generate revenues will be adversely affected. Even if our product candidates achieve market acceptance, the relevant market may prove not to be large enough to allow us to generate significant revenues.

The successful commercialization of our product candidates will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide funding, establish favorable coverage and pricing policies, and set adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

Our ability to commercialize any of our product candidates successfully, particularly in orphan or rare disease indications, will depend in part on the availability of favorable coverage and the adequacy of reimbursement for the product candidate and alternative treatments from third-party payors (e.g., governmental authorities, private health insurers and other organizations).  Obtaining coverage and adequate reimbursement is contingent on our ability to:

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

Governmental authorities, private health insurers and other third-party payors have attempted to control costs by delaying the time to reimbursement, and by restricting the breadth of patient-coverage and limiting the amount of reimbursement for particular products in terms of lower pricing and increasing the proportion of the cost for which the patient is responsible. There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside the United States, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used. Coverage and reimbursement barriers by payors may materially impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available, or available only at limited levels, or if such coverage will require patient out-of-pocket costs that are unacceptably high, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. Moreover, any coverage or reimbursement that may be obtained may be decreased or eliminated in the future.

Third-party payors continue to introduce new tactics to contain costs, including more rigorous value/benefit assessment processes and criteria.  It is possible that third-party payors will change the clinical comparators that serve as benchmarks for determining relative value.  The result of such a change would be a more challenging value/benefit assessment caused by a more challenging basis for comparison and the potential for a worse relative outcome.  Third-party payors may determine that we have failed to generate sufficient evidence to support a value/benefit assessment and refuse to provide coverage and reimbursement, thereby impacting or preventing the progression to a price negotiation.  The potential of third-party payors to introduce more rigorous value/benefit assessment processes and criteria could have a negative impact on our ability to commercialize our product candidates successfully.

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

The regulations that govern regulatory approvals, pricing and reimbursement for new pharmaceutical products vary widely from country to country. In markets of some countries we may pursue outside of the United States for any of our product candidates, the products may be subject to extensive governmental price control or other price regulations. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price negotiations that delay our commercial launch of the product candidate, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing and reimbursement limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Net prices for products may be reduced by mandatory discounts or legislated rebates that must be paid in order to participate in government healthcare programs or paid to other third-party payors.  Mandatory discounts can be legislated at any time in any market.  Similarly, some markets currently have pricing legislation that sets the price of a pharmaceutical product in their market by referencing the price of that product in other markets, known as international reference pricing.  International reference pricing has the potential to impact price cuts in individual countries and the countries that reference the pricing of certain other individual countries. Expansion of mandatory discounts and international reference pricing, including into the United States, presents a material risk to our ability to achieve favorable pricing and adequate reimbursement.

Drug importation and cross-border trade, both sanctioned and unsanctioned, occurs when a pharmaceutical product from a market where the official price is set lower is shipped and made commercially available in a market where the official price is set higher.  Any future relaxation of laws that presently restrict or limit drug importation or cross-border trade, including in the United States, could have a material negative impact on our ability to commercialize our product candidates, if approved.

We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, we may not be able to achieve or sustain favorable pricing for our product candidates and adequate reimbursement.

Our future growth may depend, in part, on our ability to penetrate markets outside of the United States, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to commercialize our product candidates in markets outside of the United States for which we may rely on collaborations with third parties. For example, we are conducting a global, pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis. Although we do not have immediate plans to pursue the commercialization of rilonacept for recurrent pericarditis outside of the United States, we are evaluating the opportunities for the development and commercialization of our product candidates in certain markets outside of the United States. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in markets outside of the United States, we would be subject to additional risks and uncertainties, including:

•	our ability to obtain reimbursement for our product candidates in such markets;
•	our inability to directly control commercial activities because we are relying on third parties;
•	the burden of complying with complex and changing regulatory, tax, accounting and legal requirements of such countries;
•	different medical practices and customs in such countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language barriers for technical training and the need for language translations;
•	reduced protection of intellectual property rights in such countries;
•	the existence of additional potentially relevant third‑party intellectual property rights;
•	foreign currency exchange rate fluctuations; and
•	the interpretation of contractual provisions governed by laws of such country in the event of a contract dispute.

Sales of our product candidates outside of the United States could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

In some countries, particularly the countries in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, price negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain adequate reimbursement or favorable pricing approval in some countries, we may be required to conduct a clinical trial that compares our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties.  Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital.  For example, there may be uncertainty regarding how clinical trials may be regulated. This could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our shares.

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

If the FDA or a comparable regulatory authorities outside of the United States approves any of our product candidates, we will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record‑keeping, AE reporting, conduct of post‑marketing trials and submission of safety, efficacy and other post‑market information for our approved product candidates, including both federal and state requirements in the United States and requirements of comparable regulatory authorities outside of the United States.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable regulatory authorities outside of the United States, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our CMOs will be subject to user fees and continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA or MAA. Accordingly, we and our CMOs and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post‑marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable regulatory authorities outside of the United States. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance.

While our current clinical and medical affairs activities are subject to certain ongoing regulatory requirements concerning appropriate exchange of medical and scientific information, if the FDA or a comparable regulatory authority outside of the United States approves any of our product candidates we will have to comply with additional requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval.

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

Although we do not currently have any products on the market, as we near commercialization and as we begin commercializing our product candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the United States federal and state governments and the governments of other countries or jurisdictions in which we conduct our business. Healthcare providers, physicians and third‑party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third‑party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain marketing approval.

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

•

the U.S. federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to certain financial interactions with physicians  (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), additional categories of healthcare practitioners beginning in 2022 and teaching hospitals, as well as the ownership and investment interests of physicians and their immediate family members;

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

These laws and regulations, among other things, may constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our product candidates, if approved. We have entered into consulting and advisory board agreements with physicians, some of whom are paid in the form of shares or options to acquire our common shares. We could be adversely affected if regulatory agencies determine our financial relationships with such physicians to be in violation of applicable laws or the appearance of a conflict of interest. For example, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator or a clinical trial site has created a conflict of interest or otherwise affected interpretation of a study. The FDA or other regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized, which could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authorities and may ultimately lead to the denial of marketing approval of our product candidates. Furthermore, investigators for our clinical trials may become debarred by FDA or other regulatory authorities, which may impact the integrity of our studies and the utility of the clinical trial itself may be jeopardized.  Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, or other efforts to challenge, repeal or replace the Affordable Care Act will impact the law or our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biologic pricing, reduce the cost of prescription drugs and biologics under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs and biologics. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Doing business internationally involves a number of other risks, including but not limited to:

•	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions;
•	employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•	additional potentially relevant third‑party patent rights;
•	complexities and difficulties in obtaining protection and enforcing our intellectual property;
•	difficulties in staffing and managing operations outside of the United States;
•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self‑pay systems;
•	limits in our ability to penetrate international markets;
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

Our internal technology systems, or those of our third‑party CMOs, CROs or other contractors, consultants and service providers, may fail or suffer cyber-attacks or security breaches, which could result in a material disruption of our or such third-party’s business or operations and our development programs for our product candidates’ or loss of other assets, including funds.

Despite the implementation of security measures, our internal technology systems and those of our third‑party CMOs, CROs and other contractors, consultants and service providers are vulnerable to damage from viruses, unauthorized access and attacks, theft, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our business and operations or those of our third-party CMOs, CROs and other contractors, consultants and service providers, it could result in a material disruption of our or such third-party’s business or operations and our development programs of our product candidates’ or loss of other assets, including funds. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

We face potential liability related to the privacy of health information we obtain from clinical trials sponsored by us.

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently acting as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding‑and‑abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA‑covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability.

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

Securities class action and derivative lawsuits and other legal proceedings are often brought against companies, which could result in substantial costs and divert management's attention.

Securities class action and derivative lawsuits and other legal proceedings are often brought against companies following a decline in the market price of their securities. There can be significant fluctuations in market price for the securities of early-stage biotechnology companies, such as us. As a result, we may be more susceptible to these types of lawsuits and legal proceedings than other companies with more stable security prices. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

The EU’s data privacy regulation, the General Data Protection Regulation, has taken effect and violations of this could subject us to significant fines.

In May 2018, a new privacy framework, the General Data Protection Regulation, or the GDPR, took effect in the EU and has become binding across all EEA member states. The GDPR imposes several stringent requirements for controllers and processors of personal data, particularly with respect to clinical trials. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. There are currently a number of legal challenges to the validity of EU mechanisms for adequate data transfers (such as the commonly-used EU-Commission-approved model clauses) or review of these mechanisms (such as the U.S. Privacy Shield), and our business could be impacted by changes in law as a result of a future review of these transfer mechanisms by EU regulators under the GDPR, as well as current challenges to these mechanisms in the EU courts. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with EU data protection law is a rigorous and time‑intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities.

Additionally, following the United Kingdom’s withdrawal from the European Union, we will have to comply with the GDPR and the United Kingdom GDPR, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global revenue. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

An epidemic or pandemic disease outbreak, including the recent coronavirus, could disrupt our business operations as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business, including as a result of significant disruption in travel into and within the countries in which we conduct our clinical trials or our manufacturers produce our product candidates now or in the future, which may have a material adverse effect on our business.

An epidemic or pandemic disease outbreak, including the recent 2019 novel coronavirus, could cause significant disruption in our operations and third party manufacturers and CROs  upon whom we rely as well as in the conduct of our clinical trials, including as a result of significant restrictions or bans in travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our clinical trials, which could impede, delay, limit or prevent the production or delivery or release of our product candidates to our clinical trial sites, as well as clinical trial investigators, patients or other critical staff from traveling to our clinical trial sites, all of which could impede, delay, limit or prevent completion of our ongoing clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations.

While there is significant uncertainty relating to the potential effect of the coronavirus on our business and operations, infections may become more widespread and travel restrictions may worsen, including in the United States and other countries where we have or are planning to develop operations, all of which could have a material adverse effect on our business and operations. There could be potential effect of the coronavirus to the business at FDA or other health Authorities, which could result in delays of reviews and approvals of our products. Furthermore, another epidemic or pandemic disease outbreak or the occurrence of a natural disaster, political unrest, war or other events that could disrupt the business or operations of our manufacturers, CROs or other third parties with whom we conduct business now or in the future could materially adversely affect our business and operations.

Risks Related to Our Common Shares

The concentration of ownership of our Class B common shares, which are held primarily by our executive officers and certain other members of our senior management, and the conversion rights of the holders of our Class A1 common shares, which shares are held primarily by entities affiliated with Baker Bros. Advisors LP, or Baker Bros. Advisors, and Class B1 common shares, all of which shares are held by entities affiliated with Baker Bros. Advisors means that such persons are, and such entities may in the future be, able to influence or control certain matters submitted to our shareholders for approval; and such concentration and conversion rights and resulting concentration of control may have an adverse effect on the price of our Class A common shares and may result in our Class A common shares being undervalued.

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi‑class voting structure of our common shares, the holders of our Class B common shares, which consist primarily of our executive officers and certain other members of our senior management, collectively control over a majority of the combined voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of February 29, 2020, the holders of Class A common shares accounted for approximately 33% of our aggregate voting power and the holders of Class B common shares accounted for approximately 67% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 51% of our aggregate voting power as of February 29, 2020 and have the ability to control the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61‑days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. As of February 29, 2020, entities affiliated with Baker Bros. Advisors could convert their Class A1 common shares and Class B1 common shares upon 61‑days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 75% of our aggregate voting power.

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

This concentrated control limits certain shareholders’ ability to influence corporate matters and may have an adverse effect on the price of our Class A common shares, including our Class A common shares being undervalued. Holders of our Class B common shares collectively control our management and affairs and are able to influence or control the outcome of certain matters submitted to our shareholders for approval, including the election of directors. Due to the conversion rights of the holders of our Class A1 and B1 common shares, entities affiliated with the Baker Bros. Advisors could significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval.  These holders may have interests, with respect to their investment, that are different from our other shareholders. In addition, this concentration of control might adversely affect certain corporate actions that our other shareholders may view as beneficial, for example, by:

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

As of February 29, 2020, upon such transfers or conversions up to approximately 35.2 million of additional Class A common shares would be issuable and eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act and such rule, Rule 144.  In addition, as of February 29, 2020, there were approximately 8.8 million Class A common shares subject to outstanding options and restricted share units under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management together with funds affiliated with certain of our directors. As of February 29, 2020, on an as-converted basis, these shareholders collectively held approximately 32.4 million of our Class A common shares.  If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Further, as of (i) February 29, 2020, holders of approximately 35.4 million Class A common shares, including Class A common shares issuable upon the conversion of our Class B, Class A1 and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively, registerable securities, are entitled to certain rights with respect to the registration of these shares under the Securities Act pursuant to our amended and restated investor rights agreement, or the investors rights agreement and (ii) June 10, 2019, we registered 28,882,977 Class A common shares (inclusive of 3,000,000 Class A common shares acquired by certain of these holders in our initial public offering of our Class A common shares, or IPO) on an as converted basis from the registrable securities held by certain of these holders pursuant to the investors rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144 under the Securities Act.

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

In addition, the consummation or performance of any acquisition, business combination, collaboration or other strategic transaction we may undertake in furtherance of our growth strategy may cause dilution to our existing shareholders if we issue equity securities for all or a portion of the consideration.  For example, we acquired the issued and outstanding equity securities of Primatope in exchange for upfront consideration of $10.0 million paid at closing in March 2019 as well as milestone payments of $5.0 million, which had been achieved and paid as of the closing date, and $3.0 million which was paid in June 2019, all of which paid in a combination of cash and our Class A common shares (inclusive of escrow and holdback amounts) in accordance with the terms and conditions of our stock purchase option agreement with Primatope, or the “Primatope Agreement”.

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
•

the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our voting and non‑voting common shares that is held by non‑affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

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

Although we are incorporated under the laws of Bermuda, we may become subject to income, withholding or other taxes in certain other jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such non‑Bermudan tax liability could materially adversely affect our results of operations.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.

We are incorporated under the laws of Bermuda and currently have subsidiaries in the United States, the United Kingdom, Germany and France. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions subject to transfer pricing arrangements between us and such subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.

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

In late 2017, the EU Economic and Financial Affairs Council, or ECOFIN, released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote the EU’s view for good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. While Bermuda was not on the original EU list of non-cooperative jurisdictions, it committed to address EU concerns relating to economic substance by December 31, 2018.  In accordance with that commitment, Bermuda enacted the Economic Substance Act 2018, or the Substance Act, requiring certain entities in Bermuda engaged in “relevant activities” to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements commencing as of July 1, 2019. The list of “relevant activities” includes carrying on as a business in any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Under the Substance Act, any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities or may be struck as a registered entity in Bermuda. Based on the results of our operations and guidance notes published by the Bermuda Minister of Finance on December 24, 2019, we believe that we are not currently in scope of the Substance Act as we do not believe we currently earn gross income from a “relevant activity,” which is a condition to the application of the Substance Act. We will continue to monitor our status with respect to the Substance Act based on our results of operations, and may become subject to the Substance Act in future.

We believe we will likely be classified as a passive foreign investment company for U.S. federal income tax purposes for the year ended December 31, 2019, which could result in adverse U.S. federal income tax consequences to U.S. investors in our common shares.

Because we did not earn revenue from our business operations for the year ended December 31, 2019, and because our sole source of income has been and currently is interest on bank accounts held by us, we believe we will be classified as a “passive foreign investment company,” or PFIC, for the taxable year ended December 31, 2019. A non‑U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we are classified as a PFIC in any year with respect to which a U.S. Holder owns our Class A common shares, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the Class A common shares, regardless of whether we continue to meet the PFIC test described above, unless the U.S. Holder makes or has made a “qualified electing fund” election or a “mark-to-market” election and we cease to be a PFIC. A “U.S. Holder” is a beneficial owner of our Class A common shares that, for U.S. federal income tax purposes, is or is treated as any of the following:

•	an individual who is a citizen or resident of the United States;
•	a corporation created or organized under the laws of the United States, any state thereof, or the District of Columbia;
•	an estate, the income of which is subject to U.S. federal income tax regardless of its source; or
•

a trust that (i) is subject to the supervision of a U.S. court and all substantial decisions of which are subject to the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the U.S. Internal Revenue Code of 1986, as amended), or (ii) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

If we are classified as a PFIC for any taxable year during which a U.S. Holder holds our Class A common shares, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder, including (i) the treatment as ordinary income of all or a portion of any gain realized on a disposition of our shares and on the receipt of distributions on our shares to the extent such gain or distribution is treated as an “excess distribution”, (ii) the application of a deferred interest charge on such gain and distributions and (iii) the obligation to comply with certain reporting requirements.

If a U.S. Holder is treated as owning at least 10% of our shares, by vote or by value, such holder may be subject to adverse U.S. federal income tax consequences.

We believe we will likely be classified as a controlled foreign corporation for the taxable year ended December 31, 2019. Even if we were not classified as a controlled foreign corporation, because our group includes one or more U.S. subsidiaries, certain of our non‑U.S. subsidiaries could be treated as controlled foreign corporations. If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of common shares, such U.S. Holder may be treated as a “United States shareholder” with respect to us (if we are classified as a controlled foreign corporation) and each controlled foreign corporation in our group (if any). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low‑taxed income,” or GILTI, and investments in U.S. property by such controlled foreign corporation, regardless of whether such corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject such shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether such investor is treated as a United States shareholder with respect to us or any of our non-U.S. subsidiaries. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. U.S. Holders should consult their tax advisors regarding the potential application of these rules to any investment in our Class A common shares.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

In 2017, the U.S. government enacted comprehensive tax legislation, known as the Tax Cuts and Jobs Act, or the TCJA, that included significant changes to the taxation of business entities. The TCJA remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, which have lessened or increased certain adverse impacts of the TCJA and may do so in the future. We continue to examine the impact this the TCJA may have on our business. The effect of the TCJA on our business, whether adverse or favorable, is uncertain, and may not become evident for some period of time. Holders of our shares should consult with their legal and tax advisors regarding the TCJA, and any other such legislation, and the potential tax consequences of investing in our shares.

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

EXECUTIVE OFFICER AND DIRECTOR BIOGRAPHIES

Directors of the Registrant

Sanj K. Patel has served as our Chief Executive Officer and Chairman of our Board of Directors since our formation in July 2015. In June 2008, Mr. Patel formed Synageva BioPharma Corp., or Synageva, a biotechnology company focused on rare diseases, where he served as President and Chief Executive Officer and was a member of its board of directors until Synageva’s sale to Alexion Pharmaceuticals, Inc., or Alexion, in June 2015. Prior to Synageva, Mr. Patel held various roles at Genzyme Corporation, or Genzyme, from 1999 to 2008, most recently as head of U.S. Sales, Marketing and Commercial Operations for the Genzyme Therapeutics franchise. Mr. Patel previously served as a member of the boards of directors of Syros Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., and Intercept Pharmaceuticals, Inc. He is also the founder and director of the Sanj K. Patel and Family Foundation, a philanthropic organization that supports charities for patients with rare and devastating diseases. Mr. Patel holds a B.Sc. with Honors from the University of the South Bank, London and completed his management and business studies at Ealing College, London and his Pharmacology research program at the Wellcome Foundation.

Felix J. Baker, Ph.D., has served as our Lead Independent Director and on our Board of Directors since October 2015. Dr. Baker is Co-Managing Member of Baker Bros. Advisors LP, a registered investment adviser focused on long-term investments in life-sciences companies, or Baker Bros. Advisors.  Dr. Baker and his brother, Julian Baker, started their fund management careers in 1994 when they co-founded a biotechnology investing partnership with the Tisch Family. In 2000, they founded Baker Bros. Advisors.  Dr. Baker currently serves on the boards of directors of Alexion, Seattle Genetics, Inc., and Kodiak Sciences Inc., or Kodiak Sciences, and previously served on the board of directors of Genomic Health, Inc., or Genomic Health, and Synageva. Dr. Baker holds a B.S. and a Ph.D. in Immunology from Stanford University, where he also completed two years of medical school.

Stephen R. Biggar, M.D., Ph.D., has served as a member of our Board of Directors since October 2015. Dr. Biggar is a Partner at Baker Bros. Advisors.  Dr. Biggar joined Baker Bros. Advisors in 2000. Dr. Biggar is currently chairman of the board of directors of ACADIA Pharmaceuticals Inc. and previously served on the board of directors of Synageva. Dr. Biggar received an M.D. and a Ph.D. in Immunology from Stanford University and a B.S. in Genetics from the University of Rochester.

Richard S. Levy, M.D. has served on our Board of Directors since March 2019. Dr. Levy served as a Senior Advisor at Baker Bros. Advisors from December 2016 to May 2019. Prior to that, Dr. Levy served as Executive Vice President and Chief Drug Development Officer at lncyte Corporation, a biopharmaceutical company, from January 2009 until June 2016, and as Senior Vice President of Drug Development from August 2003 to January 2009. Dr. Levy currently serves on the boards of directors of Madrigal Pharmaceuticals, Inc., ArTara Therapeutics, Inc. and Kodiak Sciences, and previously served on the board of directors of Aquinox Pharmaceuticals, Inc. Dr. Levy is Board Certified in Internal Medicine and Gastroenterology and holds an A.B. in Biology from Brown University and an M.D. from the University of Pennsylvania School of Medicine, and completed his training in Internal Medicine at the Hospital of the University of Pennsylvania and a fellowship in Gastroenterology and Hepatology at UCLA.

Thomas R. Malley has served as a member of our Board of Directors since December 2016. Since May 2007, Mr. Malley has served as the President of Mossrock Capital, LLC, a private investment firm. Mr. Malley serves on the boards of directors of BeiGene, Ltd. and Kura Oncology, Inc., and previously served on the boards of directors of OvaScience, Inc., Cougar Biotechnology, Inc., Puma Biotechnology, Inc. and Synageva. Mr. Malley holds a B.S. degree in Biology from Stanford University.  Mr. Malley is also a Chartered Financial Analyst.

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

Kimberly J. Popovits has served as a member of our Board of Directors since February 2018. Ms. Popovits served as the Chief Executive Officer of Genomic Health from 2009-2020, and served as the chairman of the board of directors of Genomic Health from 2012-2020. Ms. Popovits also serves on the board of directors of MyoKardia, Inc., and previously served on the board of directors of ZS Pharma Inc. Ms. Popovits holds a B.A in Business from Michigan State University.

Barry D. Quart, Pharm.D., has served as a member of our Board of Directors since October 2015. Since 2013, Dr. Quart has served as the Chief Executive Officer and a member of the board of directors of Heron Therapeutics, Inc., a biotechnology company. In 2006, Dr. Quart co-founded Ardea Biosciences, Inc., a biotechnology company, and served as its President and Chief Executive Officer, and on its board of directors, from its inception through May 2013. Dr. Quart previously served on the board of directors of Synageva. Dr. Quart holds a Pharm.D. degree from the University of California, San Francisco.

Executive Officers of the Registrant

Sanj K. Patel has served as our Chief Executive Officer and Chairman of our Board of Directors since our formation in July 2015. See “—Directors of the Registrant” for Mr. Patel’s biography.”

Thomas Beetham has served as our Executive Vice President, Corporate Development and Operations since November 2019 and serves as our Chief Legal Officer, a role he has held since our formation in July 2015, and also serves as our Secretary. Prior to that, Mr. Beetham held various roles at Synageva from October 2013 to June 2015, most recently serving as the Chief Legal Officer and Senior Vice President of Corporate Development, where he led the legal department and was responsible for business development activities. Prior to joining Synageva, from 2011 to 2013, Mr. Beetham was the General Legal Counsel for New England Biolabs, Inc., or Biolabs, where he was responsible for all legal matters and was a member of Biolabs’ global business development team. Before Biolabs, Mr. Beetham held various roles at Genzyme, most recently as the lead corporate attorney responsible for Genzyme’s hematology/oncology and multiple sclerosis products, and before that was a business and transactional attorney with the law firm of Palmer & Dodge, LLP. Mr. Beetham holds a J.D. from Boston College Law School, an M.B.A. from Boston College’s Carroll School of Management, and a B.A. from the University of Rochester.

Chris Heberlig has served as our Chief Financial Officer since our formation in July 2015 and also serves as our Treasurer. Prior to serving as our Chief Financial Officer, Mr. Heberlig held various roles at Synageva from 2008 to 2015, most recently serving as Senior Vice President of Finance and Business Operations. Earlier in his career, Mr. Heberlig held senior financial management positions at Panacos Pharmaceuticals, Inc., or Panacos, and EPIX Pharmaceuticals, Inc., or EPIX, both biotechnology companies. Prior to Panacos and EPIX, he worked at PricewaterhouseCoopers LLP, a national audit, tax, and advisory service firm. Mr. Heberlig holds an M.B.A. from Boston University and a B.A. from St. Lawrence University. Mr. Heberlig is also a Certified Public Accountant.

John F. Paolini, M.D., Ph.D., has served as our Chief Medical Officer since August 2016. From August 2015 to August 2016, Dr. Paolini was Clinical Research Head of the Cardiovascular and Metabolic Diseases Research Unit at Pfizer Inc., a pharmaceutical company, or Pfizer, where he was responsible for bringing forward programs from pre-clinical through early clinical development and proof of concept. Prior to Pfizer, from August 2011 to July 2015, Dr. Paolini served as Chief Medical Officer of Cerenis Therapeutics, a biotechnology company focused on cardiovascular and metabolic diseases, where he was responsible for designing and executing clinical trials and regulatory strategy for a portfolio of products. Dr. Paolini holds an M.D. and a Ph.D. from Duke University School of Medicine, a B.A. and a B.S. from Tulane University, and completed his internship, residency and fellowship in Internal Medicine and Cardiology at Brigham and Women’s Hospital, Boston.

Qasim Rizvi MBChB., MBA., has served as our Senior Vice President of Operations & Chief Commercial Officer since November 2019, prior to that Dr. Rizvi served as our Chief Commercial Officer since July 2019 and was our Senior Vice President, Operations since August 2018. Prior to that, Dr. Rizvi served in roles of increasing responsibility at Genentech, Inc., or Genentech, a member of the Roche Group, or Roche, having joined the company in June 2006. From October 2017 to August 2018, Dr. Rizvi served as Genentech’s Vice President and U.S. Franchise Head of Tecentriq, with commercial responsibilities for Genentech’s Cancer Immunotherapy portfolio. From September 2016 to October 2017, Dr. Rizvi served as Vice President – Franchise Head Hematology; Global Product Strategy at

Roche, where he led the global hematology franchise. From October 2014 to September 2016, Dr. Rizvi served as Life Cycle Leader at Genentech, where he was responsible for bringing Roche’s Hemophilia product from Phase 1b to the global commercialization. Prior to joining Genentech/Roche, Dr. Rizvi was at Novo Nordisk and Eli Lilly, where he served in numerous roles in sales, marketing, business development and new product planning. Dr. Rizvi received his medical degree from the University of Dundee School of Medicine. He completed his residency in general surgery and holds an M.B.A in Marketing and Corporate Strategy from the University of Michigan’s Stephen M. Ross School of Business.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market

Our Class A common shares are listed on The Nasdaq Global Select Market under the symbol “KNSA.”

Holders

As of February 29, 2020, there were 25 holders of record of our Class A common shares, 11 holders of record of our Class B common shares, four holders of record of our Class A1 common shares and two holders of record of our Class B1 common shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

On June 6, 2019, we issued an aggregate of 94,284 Class A common shares to the former shareholders of Primatope, having an aggregate value of approximately $1.5 million, as payment, in part, for the achievement of the final milestone after the closing of the acquisition.  These securities were issued under Section 4(a)(2) and Rule 506 of the Securities Act in a transaction not involving a public offering.

Use of Proceeds from Registered Securities

On May 29, 2018, we issued and sold 8,477,777 Class A common shares to the underwriters of our initial public offering, or IPO, and on June 22, 2018, we issued and sold an additional 1,006,425 Class A common shares pursuant to the exercise by the underwriters of their over-allotment option to purchase additional shares. Our Class A common shares were sold at a price to the public of $18.00 per share. We received aggregate gross proceeds from the IPO inclusive of the underwriters’ over-allotment option of approximately $170.7 million and aggregate net proceeds of approximately $155.5 million after deducting underwriting discounts and commissions of approximately $12.0 million and other offering expenses. The offer and sale of all of the shares in our IPO inclusive of the underwriters’ over-allotment option were registered under the Securities Act pursuant to a registration statement on Form S‑1 (File No. 333‑224488), which was declared effective by the Securities and Exchange Commission, or SEC, on May 23, 2018, and a registration statement on Form S‑1 to register additional shares (File No. 333‑225159), which was automatically effective upon filing with the SEC on May 23, 2018. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 24, 2018.

ITEM 6.       SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes included elsewhere in this Annual Report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere of this Annual Report. Our historical results are not necessarily indicative of results that may be expected in any future period.

	Years Ended
	December 31,
	2019	2018
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$135,001	$86,597
General and administrative	34,962	21,563
Total operating expenses	169,963	108,160
Loss from operations	(169,963)	(108,160)
Interest income	6,049	4,719
Loss before benefit for income taxes	(163,914)	(103,441)
Benefit for income taxes	2,047	214
Net loss	$(161,867)	$(103,227)
Net loss per share attributable to common shareholders—basic and diluted(1)	$(2.99)	$(3.49)
Weighted average common shares outstanding—basic and diluted(1)	54,049,477	29,547,427

(1)See Note 12 to our consolidated financial statements included elsewhere in this Annual Report for further details on the calculation of basic and diluted net loss per share attributable to common shareholders.

	As of
	December 31,
	2019	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$233,380	$307,304
Working capital(1)	213,797	271,196
Total assets	254,534	321,965
Accumulated deficit	(356,092)	(194,225)
Total shareholders’ equity	225,423	279,267

(1)We define working capital as current assets less current liabilities.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10‑K, or Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties. As a result of many factors, including those factors set forth in the risks identified in Part I-Item 1A “Risk Factors’’ section of this Annual Report and our other filings with the Securities and Exchange Commission, or SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients with significant unmet medical need. We have a pipeline of clinical-stage product candidates that are based on strong biologic rationale or validated mechanisms, target underserved conditions and offer the potential for differentiation. These assets are designed to modulate immunological signaling pathways that are implicated across a spectrum of diseases. Our product candidates include rilonacept, mavrilimumab, KPL‑716 and KPL‑404.

Our lead candidate is rilonacept, an interleukin‑1α, and interleukin‑1β, cytokine trap. We are developing rilonacept for the potential treatment of recurrent pericarditis, a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. We are conducting a global, double-blind, placebo‑controlled, randomized‑withdrawal design, pivotal Phase 3 clinical trial of rilonacept in subjects with recurrent pericarditis, named RHAPSODY. We expect top-line data from this trial in the second half of 2020. We presented final data from our open‑label Phase 2 proof‑of‑concept clinical trial in subjects with both symptomatic recurrent pericarditis as well as other patient subsets within pericarditis, including asymptomatic steroid‑dependent subjects with recurrent pericarditis and subjects with post‑pericardiotomy syndrome. We received Breakthrough Therapy designation from the Food and Drug Administration, or FDA, for rilonacept for the treatment of recurrent pericarditis in 2019, and reported final data from our open label Phase 2 proof of concept clinical trial of rilonacept in a range of recurrent pericarditis populations at the American Heart Association Scientific Sessions in November 2019.

Mavrilimumab is a monoclonal antibody that antagonizes granulocyte-macrophage colony stimulating factor. We are evaluating mavrilimumab for the potential treatment of giant cell arteritis, or GCA, a chronic inflammatory disease of the medium-to-large arteries with an estimated U.S. prevalence of approximately 75,000 to 150,000 patients. We are conducting a randomized, double‑blind, placebo‑controlled, global Phase 2 proof‑of‑concept trial for the study of mavrilimumab in GCA. We expect top-line data from this trial in the second half of 2020. In December 2019, we entered into a clinical collaboration with Kite Pharma, Inc., a Gilead Company, or Kite, to initiate a Phase 2 clinical trial evaluating the combination of Yescarta® (axicabtagene ciloleucel) and mavrilimumab in relapsed or refractory large B-Cell lymphoma. The objective of the Phase 2 trial is to determine the effect of mavrilimumab on the safety of Yescarta. Treatment related induction of GM-CSF has been identified through clinical, translational and preclinical studies as a potential key signal associated with side effects of chimeric antigen receptor T, or CAR T, cell therapy. Preclinical evidence suggest the potential for interruption of GM-CSF signaling to disrupt CAR T cell mediated inflammation without disrupting anti-tumor activity. Kite will be the sponsor of this study and responsible for its conduct.

KPL‑716 is a monoclonal antibody that simultaneously inhibits the signaling of the cytokines interleukin 31, or IL-31, and oncostatin M, or OSM, by targeting their common receptor subunit, oncostatin M receptor beta, or OSMRβ. We are conducting a randomized, double-blind, placebo-controlled, Phase 2a clinical trial of KPL-716 in subjects with prurigo nodularis, a chronic inflammatory skin condition with an estimated U.S. prevalence of approximately 300,000 patients. We expect data from this trial by the end of April 2020. We are also conducting an exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus. This randomized, double-blind, placebo-controlled trial is designed to identify chronic pruritic conditions where signaling through OSMRβ may be playing a role and to investigate the efficacy, safety and tolerability of KPL-716 in reducing the moderate-to-severe pruritus experienced by these subjects. We expect interim data from cohorts of this trial in the first half of 2020. In August 2019, we reported interim data from our 12 week, repeated single dose cohort of the Phase 1b clinical trial in subjects with moderate-to-severe atopic dermatitis experiencing moderate-to-severe pruritus, which was designed to provide safety and exploratory data on disease response markers.

KPL-404 is a monoclonal antibody inhibitor of the CD40/CD40L interaction, a central control node of T‑cell‑dependent, B‑cell‑mediated humoral adaptive immunity. In the first quarter of 2019, we acquired all of the outstanding capital stock of Primatope Therapeutics, Inc., or Primatope, the company that owned or controlled the intellectual property related to KPL‑404.  In the second half of 2019, we initiated a single-ascending-dose Phase 1 clinical trial of KPL-404 in healthy volunteers. The first-in-human trial is designed to provide safety and pharmacokinetics data as well as data regarding receptor occupancy and T-cell dependent antibody response (TDAR) in these subjects. We expect top-line data in the second half of 2020.

Our future success is dependent on our ability to develop, obtain regulatory approval for and successfully commercialize one or more of our product candidates. We have not yet demonstrated our ability to successfully conduct and complete a Phase 3 or other pivotal clinical trial, obtain regulatory approvals, manufacture a commercial scale drug, or conduct sales and marketing activities. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product.

On May 23, 2018, our registration statement on Form S‑1 relating to our initial public offering, or IPO, was declared effective by the SEC. On May 29, 2018, we completed our IPO of 8,477,777 Class A common shares at $18.00 per share for gross proceeds of $152.6 million. In addition, on June 22, 2018, we completed the sale of 1,006,425 Class A common shares to the underwriters of the IPO following the exercise of their over‑allotment option to purchase additional shares at $18.00 per share for gross proceeds of $18.1 million. The aggregate net proceeds to us from the IPO, inclusive of the over‑allotment option exercise, was $155.5 million after deducting underwriting discounts and commissions and other offering costs.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $161.9 million and $103.2 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, we had an accumulated deficit of $356.1 million and $194.2 million, respectively. We expect to continue to incur significant operating losses for at least the next several years as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in‑licensing or acquisition of additional product candidates. We expect to incur significant expenses in connection with our ongoing activities, particularly as we advance the clinical trials,  preclinical activities of our product candidates, and prepare for commercial operations. Additionally, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

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

As of December 31, 2019 and 2018, we had cash, cash equivalents and short‑term investments of $233.4 million and $307.3 million, respectively. We believe that our existing cash, cash equivalents and short‑term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from any products, and may never be able to develop and commercialize a marketable product. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of our product candidates. We expense research and development costs as incurred. These expenses may include:

•	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;
•

expenses incurred under agreements with contract research organizations, or CROs, that are primarily engaged in the oversight and conduct of our clinical trials and contract manufacturing organizations, or CMOs, that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs for our product candidates;

•

other costs related to acquiring and manufacturing preclinical and clinical trial materials, including manufacturing validation batches, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

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

Our direct research and development expenses are tracked on a program‑by‑program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under license, acquisition and other similar agreements. We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery activities as well as for managing our preclinical and clinical development, process development and manufacturing activities.

The table below summarizes our research and development expenses incurred by program:

	Years Ended
	December 31,
	2019	2018
	(in thousands)
Rilonacept	$25,677	$13,446
Mavrilimumab (1)	13,840	15,260
KPL-716 (2)	28,772	25,562
KPL-404 (3)	22,848	5,967
KPL-045	1,947	5,707
Unallocated research and development expenses	41,917	20,655
Total research and development expenses	$135,001	$86,597

(1)The amount for the year ended December 31, 2018 consists of $5.0 million related to a pass-through payment due upon the achievement of a specified clinical milestone event due under our license agreement with MedImmune, Limited, or MedImmune.

(2)The amount for the year ended December 31, 2019 includes expense of $10.0 million related to a milestone under our asset purchase agreement with Biogen MA, Inc., or Biogen, associated with the achievement of a specified clinical milestone event.

(3)The amount for the year ended December 31, 2019 includes expense of $18.0 million related to our acquisition of the issued and outstanding equity securities of Primatope and milestone achievements, paid in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the stock purchase option agreement with Primatope, or the Primatope Agreement. The amount for the year ended December 31, 2018 includes expense of $0.8 million related to the extension of the option period under the Primatope Agreement.

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. As a result, we expect that our research and development expenses will be substantial over the next several years as we conduct our ongoing and planned clinical trials for rilonacept, mavrilimumab, KPL‑716 and KPL-404, as well as conduct other preclinical and clinical development including regulatory filings for our product candidates. As a result, our related personnel costs will increase, including costs associated with share‑based compensation. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates.

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

We expect that our general and administrative expenses will continue to increase in the future as we continue to prepare for potential commercialization activities and increase our headcount to support our business objectives. We also anticipate that we will continue to incur significant costs associated with being a public company, including accounting, audit, legal, compliance and director and officer insurance costs as well as investor and public relations expenses.

Interest Income

Interest income consists of income recognized from investments in money market funds and U.S. Treasury notes.

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses, while our assets remain in Bermuda. Our wholly owned U.S. subsidiary, Kiniksa Pharmaceuticals Corp., or Kiniksa US, and Primatope are subject to federal and state income taxes in the United States.  Our wholly owned subsidiary Kiniksa Pharmaceuticals (UK), Ltd., and its wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH and Kiniksa Pharmaceuticals (France) SARL are subject to taxation in their respective countries. Our benefit for income taxes relates to deferred tax attributes and net credits earned against taxable income generated by our wholly owned subsidiaries, primarily, Kiniksa US, under cost‑plus arrangements that they have with us.

As of December 31, 2019 and 2018, the Company had federal research and development tax credit carryforwards of approximately $0.2 million and $0 respectively, available to reduce future tax liabilities, which begin to expire in 2039. As of December 31, 2019 and 2018, the Company had state research and development tax credit carryforwards of approximately $0.3 million and $0.1 million respectively, available to reduce future tax liabilities, which begin to expire in 2034.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Years Ended
	December 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$135,001	$86,597	$48,404
General and administrative	34,962	21,563	13,399
Total operating expenses	169,963	108,160	61,803
Loss from operations	(169,963)	(108,160)	(61,803)
Interest income	6,049	4,719	1,330
Loss before benefit for income taxes	(163,914)	(103,441)	(60,473)
Benefit for income taxes	2,047	214	1,833
Net loss	$(161,867)	$(103,227)	$(58,640)

Research and Development Expenses

	Years Ended
	December 31,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
Rilonacept	$25,677	$13,446	$12,231
Mavrilimumab	13,840	15,260	(1,420)
KPL-716	28,772	25,562	3,210
KPL-404	22,848	5,967	16,881
KPL-045	1,947	5,707	(3,760)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	27,194	15,032	12,162
Other	14,723	5,623	9,100
Total research and development expenses	$135,001	$86,597	$48,404

Research and development expenses were $135.0 million for the year ended December 31, 2019, compared to $86.6 million for the year ended December 31, 2018. The increase of $48.4 million was primarily due to a $27.1 million increase in external fees related to our development programs for our product candidates, as well as an increase of $21.2 million in unallocated research and development expenses.

The direct costs for our rilonacept program were $25.7 million for the year ended December 31, 2019, compared to $13.5 million for the year ended December 31, 2018, or an increase of $12.2 million. During the year ended December 31, 2019, expenses incurred primarily related to conducting RHAPSODY, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, including purchases of drug materials under our clinical supply agreement with Regeneron, compared to the year ended December 31, 2018, in which expenses incurred related to clinical research and development for our Phase 2 open label clinical trial and initiation of RHAPSODY.

The direct costs of our mavrilimumab program were $13.8 million for the year ended December 31, 2019, compared to $15.3 million for the year ended December 31, 2018, or a decrease of $1.5 million. During the year ended December 31, 2019, expenses incurred related primarily to our global Phase 2 clinical trial in GCA and manufacturing process development related expenses, compared to the year ended December 31, 2018, in which expenses incurred related to $5.0 million pass-through payment due upon the achievement of a specified clinical milestone event due under our license agreement with MedImmune as well as expenses related to preparation for our planned global Phase 2 trial in GCA and manufacturing process development expenses.

The direct costs for our KPL‑716 program were $28.8 million for the year ended December 31, 2019, compared to $25.6 million for the year ended December 31, 2018, or an increase of $3.2 million. During the year ended December 31, 2019, expenses incurred related primarily to a milestone payment of $10.0 million under our asset purchase agreement with Biogen associated with the achievement of a specified clinical milestone event as well as expenses incurred for our Phase 2a clinical trial in prurigo nodularis, our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus, our Phase 1b clinical trial, and manufacturing and development costs for our clinical drug supply, compared to the year ended December 31, 2018, in which expenses incurred related to manufacturing and development costs for our clinical drug supply,  our Phase 1a/1b clinical trial, and our LOTUS-PN observational study.

The direct costs for our KPL‑404 program were $22.8 million for the year ended December 31, 2019, compared to $6.0 million for the year ended December 31, 2018, or an increase of $16.8 million.  During the year ended December 31, 2019, expenses incurred primarily related to $18.0 million of expense related to the acquisition of the issued and outstanding equity securities of Primatope and milestone achievements, comprised of upfront consideration of $10.0 million paid at closing and milestone payments of $5.0 million, which had been achieved as of the closing date, and $3.0 million, which was achieved after the closing during the year ended December 31, 2019, each paid in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the Primatope Agreement, as well as preclinical expenses and initiation of our Phase 1 trial. During the year ended December 31, 2018, expenses incurred primarily related to clinical research and development, including manufacturing development costs as well as $0.8 million related to the extension of the option period under our stock purchase option agreement with Primatope. The Primatope acquisition was accounted for as an asset acquisition in 2019 as it did not meet the definition of a business.  We recorded the upfront payment, milestone payments and the accrued milestone as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use.

The direct costs for our former KPL‑045 program were $1.9 million during the year ended  December 31, 2019, compared to $5.7 million during the year ended December 31, 2018, or a decrease of $3.8 million. In January 2020, we terminated our license agreement with Novo Nordisk and ceased development of KPL-045.  During the year ended December 31, 2019, expenses incurred related to preclinical research and development, including manufacturing development costs, compared to the year ended December 31, 2018, in which expenses incurred related primarily to clinical research and development, including manufacturing development costs.

Unallocated research and development expenses were $41.9 million for the year ended December 31, 2019 compared to $20.7 million for the year ended December 31, 2018. The increase of $21.2 million in unallocated research and development expenses was due to an increase of $12.2 million in personnel-related costs, including share-based compensation, and an increase of $9.1 million in other costs, including research costs related to potential future programs and internal lab costs. The increase in personnel-related costs was primarily due to additional personnel in our research and development functions to support our ongoing clinical trials, including development and manufacture of clinical supply and regulatory filings. Personnel-related costs for the year ended December 31, 2019 and 2018 included share-based compensation of $5.7 million and $2.3 million, respectively.

General and Administrative Expenses

General and administrative expenses were $35.0 million for the year ended December 31, 2019 compared to $21.6 million for the year ended December 31, 2018. The increase of $13.4 million was primarily due to increases of $11.7 million in personnel-related costs and $2.1 million in professional fees, partially offset by a decrease of $0.4 million in other general expenses. The increase in personnel-related costs was due to additional personnel in our general and administrative functions, primarily in our commercial and corporate departments, including legal, finance and human resources. Personnel-related costs for the year ended December 31, 2019 and 2018, included share-based compensation of $9.3 million and $3.4 million, respectively. Professional fees increased due to costs related to commercial preparations, including market research as well as legal costs incurred in connection with maintaining and registering worldwide patents and costs associated with our ongoing business operations, as well as expenses for higher recruiting, accounting and other costs incurred as a public company for a full fiscal year.

Interest Income

Interest income was $6.0 million for the year ended December 31, 2019 compared to $4.7 million for the year ended December 31, 2018. The increase was largely due to higher average invested balances.

Benefit for Income Taxes

For the year ended December 31, 2019, we recorded a benefit for income taxes of $2.0 million relating primarily to the impact of the Foreign Derived Intangible Income, or FDII, deduction for 2019 and 2018; and U.S. federal and state research and development tax credits.  FDII was enacted as part of the tax reform enacted by the United States in December 2017, generally referred to as the U.S. Tax Cuts and Jobs Act, with additional proposed regulations and guidance issued in 2019.  Upon the completion of our assessment we have included the tax impact of FDII in our income tax expense for the year ended December 31, 2019, based on our understanding of the rules available at the time of the filing of this Annual Report. However, the amounts recorded could be impacted in the future when the proposed regulations and guidance are finalized. For the year ended December 31, 2018, we recorded an insignificant benefit for income taxes.

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

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $233.4 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Years Ended
	December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(158,369)	$(81,012)
Net cash provided by (used in) investing activities	49,214	(239,198)
Net cash provided by financing activities	84,107	346,736
Net increase (decrease) in cash and cash equivalents and restricted cash	$(25,048)	$26,526

Operating Activities

During the year ended December 31, 2019, operating activities used $158.4 million of cash, primarily resulting from our net loss of $161.9 million and net cash used by changes in our operating assets and liabilities of $17.0 million partially offset by non-cash charges of $20.5 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted of a $15.0 million decrease in accrued milestones, a $4.7 million decrease in accounts payable, and a $1.3 million decrease in operating lease liabilities partially offset by a $1.0 million increase in prepaid expenses and other current assets, a $0.3 million increase in other long-term liabilities and a $4.6 million increase in accrued expenses. The decrease in accrued milestones resulted from the payment of outstanding milestones for which the expense was recognized in prior years.  The decrease in accounts payable was primarily due to the timing of vendor invoicing and payments.  The increase in prepaid expenses and other current assets was due to increases in prepaid insurance expenses and prepaid expenses to CROs related to our clinical trials.  The decrease in operating lease liabilities is due to monthly payments for our right-of-use assets.

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

Investing Activities

During the year ended December 31, 2019, investing activities provided $49.2 million of cash, consisting of $541.2 million from proceeds of maturities of short-term investments partially offset by $488.8 million of purchases of short-term investments and $3.2 million of purchases of property and equipment.

During the year ended December 31, 2018, investing activities used $239.2 million of cash, consisting of $5.3 million of purchases of property and equipment and $402.0 million of purchases of short-term investments partially offset by $168.1 million from proceeds of maturities of short-term investments.

Financing Activities

During the year ended December 31, 2019, financing activities provided $84.1 million of cash, consisting of $83.0 million from proceeds from our issuance and sale of Class A common shares in a follow-on public offering, inclusive of the concurrent issuance and sale of Class A1 common shares in a private placement, and exercise in part of the underwriters’ over-allotment option to purchase additional Class A common shares and concurrent issuance after deduction of underwriting commissions and discounts and other offering costs.

During the year ended December 31, 2018, net cash provided by financing activities was $346.7 million, primarily consisting of proceeds of $159.2 million from our issuance and sale of Class A common shares, net of underwriting commissions and discounts upon completion of our IPO, inclusive of the over-allotment option exercise, $190.8 million in net proceeds from our issuance and sale of Series C preferred shares partially offset by $3.7 million of payments of other offering costs associated with our IPO, inclusive of the over-allotment option exercise.

Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities, particularly as we advance the clinical trials,  preclinical activities of our product candidates and prepare for commercial operations. Additionally, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur expenses as we:

•	continue to conduct our current clinical trials and/or initiate our planned clinical trials, for rilonacept, mavrilimumab, KPL‑716 and KPL-404 as applicable;
•	manufacture, or have manufactured on our behalf, our preclinical and clinical drug material and develop processes for late-stage and commercial manufacturing;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•

establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates, including rilonacept,  for which we may obtain marketing approval and intend to commercialize on our own;

•	hire additional clinical, quality and research and development personnel;
•

expand our operational, financial and management systems and increase personnel globally to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio; and
•	in‑license or acquire other product candidates and technologies or their related businesses, if we determine to do so.

We believe that our existing cash, cash equivalents and short‑term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of filing this Annual Report. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we may require additional capital if we choose to pursue in‑licenses or acquisitions of other product candidates and technologies or their related businesses. If we receive regulatory approval for rilonacept or our other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, or other sources, including, licensing, collaboration, marketing, distribution or other strategic transactions or arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect our shareholders’ rights as a common shareholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

If we raise funds through licensing, collaboration, marketing, distribution or other strategic transactions or arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams, or otherwise agree to terms that may not be favorable to us. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

 Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Less than	1 to 3	4 to 5	More than	Total
	1 year	years	years	5 years
	(in thousands)

Manufacturing commitments (1)	$2,863	$—	$—	$—	$2,863
Operating lease commitments (2)	1,821	972	—	—	2,793
Rilonacept long-term incentive plan (3)	—	2,083	—	—	2,083
Total	$4,684	$3,055	$—	$—	$7,739

(1)Amounts in the table reflect commitments for costs associated with our external CMOs, which we have engaged to manufacture clinical trial materials. Manufacturing commitments include agreements that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. For obligations with cancellation provisions, the amounts included in the preceding table are limited to the non‑cancelable portion of the agreement terms or the minimum cancellation fee.

(2)Amounts in the table reflect minimum payments due under operating lease agreements entered into by our wholly owned U.S. subsidiary Kiniksa US for office and laboratory space in Lexington, Massachusetts, which expires in 2021, and office space in San Diego, California, which expires in 2020.

(3)Amounts in the table reflect the cash awards granted to employees under the Rilonacept Long-Term Incentive Plan, or RLTIP, which become payable in such amounts if the performance goals defined in the RLTIP are achieved at target.

Our contracts with CMOs, CROs and other third parties for the manufacture of our product candidates and to support clinical trials and preclinical research studies and testing are generally cancelable by us upon prior notice. Payments due upon cancellation consisting only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation are not included in the preceding table as the amount and timing of such payments are not known.

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

Under our license agreement with MedImmune, we are obligated to make future clinical, regulatory and initial sales milestone payments of up to $57.5 million in aggregate for the first two indications we develop.  In addition, we are obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. We are also obligated to make milestone payments to MedImmune of up to $85.0 million upon the achievement of annual net sales thresholds of up to, but excluding, $1.0 billion in annual net sales as well as additional milestone payments aggregating up to $1.1 billion upon the achievement of additional specified annual net sales thresholds starting at $1.0 billion and higher. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double‑digit percentages and ending at twenty percent. We must pay such royalties on a product‑by‑product and country‑by‑country basis until the latest to occur of the expiration of licensed patents, the expiration of regulatory exclusivity or the tenth anniversary of the first commercial sale of such product in such country.

Under our asset purchase agreement with Biogen, we are obligated to make future milestone payments of up to $315.0 million upon the achievement of specified clinical and regulatory milestones as well as upon the achievement of annual net sales thresholds. We have also agreed to pay certain obligations under third‑party contracts retained by Biogen that relate to KPL‑716. Additionally, we are obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single‑digit percentages and ending below the teens.

In January 2020, we terminated our license agreement with Novo Nordisk, as such we are no longer obligated to make future milestone payments under the agreement.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

•	vendors, including research laboratories, in connection with preclinical development activities;
•	CROs and investigative sites in connection with preclinical studies and clinical trials;
•	third parties in the connection with the achievement of milestones due under license acquisition and other similar agreements; and
•	CMOs in connection with drug substance and drug product formulation and manufacturing of materials.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Share‑Based Compensation

We measure all share-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period. Forfeitures are accounted for as they occur. We issue share-based awards with both service-based vesting conditions and performance-based vesting conditions. Expense for awards with service-based vesting is recorded using the straight-line method, and expense for awards with performance-based vesting conditions is recognized using the accelerated-attribution method.

For share-based awards granted to consultants and non-employees, compensation expense is recognized over the vesting period of the awards, which is generally the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our Class A common shares and updated assumption inputs in the Black-Scholes option-pricing model.

We classified share-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.

The fair value of each restricted share award was estimated on the date of grant based on the fair value of the Company’s Class A common shares or Class B common shares on that same date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the award, the risk-free interest rate, and expected dividends (see Note 9). Prior to May 2018, we were a private company and, accordingly, lacked company-specific historical and implied volatility information. Therefore, we estimate our expected share price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded share price. The expected term of our options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The fair value of each restricted share unit award is based on the closing price of our Class A common shares on the date of grant. Restricted share unit awards with an associated performance condition are evaluated on a regular basis for probability of achievement, to determine the timing of recording share-based compensation expense to include in our consolidated statements of operations and comprehensive loss.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our annual consolidated financial statements included elsewhere of this Annual Report.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control over Financial Reporting for the Fiscal Year Ended December 31, 2019.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

On March 2, 2020, our Board of Directors established that our 2020 Annual Meeting of Shareholders, or our 2020 Annual Meeting, will be held on Tuesday, June 30, 2020.  Because the date of our 2020 Annual Meeting differs by more than thirty days from the anniversary date of the Company’s 2019 Annual Meeting of Shareholders held on May 29, 2019, the deadlines for shareholder proposals pursuant to Rule 14a-8 under the Exchange Act, and shareholder proposals for director nominations outside of Rule 14a-8, as listed in our 2019 Proxy Statement on Schedule 14A, filed with the SEC on April 17, 2019, are no longer applicable.  Pursuant to Rule 14a-5(f) of the Exchange Act and our amended and restated bye-laws (our “Bye-laws”), we are hereby providing notice of the revised deadlines for such proposals within this Item 9B of this Annual Report.

To be considered for inclusion in this year’s proxy statement and related materials under Rule 14a-8 for our 2020 Annual Meeting, shareholder proposals must be in writing and be received by us no later than March 15, 2020, and comply with all applicable rules and regulations promulgated by the SEC under the Exchange Act.  In addition, shareholders intending to present a proposal at our 2020 Annual Meeting for director nominations, but not include such nomination in this year’s proxy statement and related materials for our 2020 Annual Meeting, must give notice thereof to us in writing no later than March 15, 2020 and comply with all applicable provisions of our Bye-laws (including any additional information specified in therein).  The March 15, 2020 deadline will also apply in determining whether notice of a shareholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c)(1) of the Exchange Act.

Any shareholder proposal for inclusion in our proxy statement and related materials or shareholder notice of intention to present a proposal for director nomination outside of our proxy statement and related materials to be brought before the 2020 Annual Meeting should be sent to: our Secretary c/o Kiniksa Pharmaceuticals Corp. at our offices at 100 Hayden Avenue, Lexington, MA 02421.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except to the extent provided below, the information required to be disclosed by this Item will be set forth in our proxy statement for our 2020 Annual Meeting to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report by reference.

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

ITEM 11.EXECUTIVE COMPENSATION.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2020 Annual Meeting to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2020 Annual Meeting to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2020 Annual Meeting to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2020 Annual Meeting to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report by reference.

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

(a)(3) Exhibits. See Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Memorandum of Association of Kiniksa Pharmaceuticals, Ltd.	S‑1	333‑224488	3.1	4/27/18

3.2	Amended and Restated Bye‑Laws of Kiniksa Pharmaceuticals, Ltd.	8‑K	001‑38492	3.1	5/29/18

4.1	Specimen Share Certificate evidencing the Class A common shares	S‑1/A	333‑224488	4.1	5/14/18

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of February 9, 2018	S‑1	333‑224488	4.2	4/27/18

4.3	Description of Kiniksa Pharmaceuticals, Ltd. Securities					*

10.1	Amended and Restated Employment Agreement, dated as of May 29, 2018, by and between Kiniksa Pharmaceuticals Corp. and Sanj K. Patel	10‑Q	001‑38492	10.7	8/6/18

10.2	Amended and Restated Employment Agreement, dated as of May 29, 2018, by and between Kiniksa Pharmaceuticals Corp. and Stephen Mahoney	10‑Q	001‑38492	10.8	8/6/18

10.3	Amended and Restated Employment Agreement, dated as of May 29, 2018, by and between Kiniksa Pharmaceuticals Corp. and John F. Paolini	10‑Q	001‑38492	10.9	8/6/18

10.4†	Asset Purchase Agreement, dated September 7, 2016, by and between the Registrant and Biogen MA Inc., as amended	S‑1	333‑224488	10.6	4/27/18

10.5†	License Agreement, dated September 25, 2017, by and between the Registrant and Regeneron Pharmaceuticals, Inc.	S‑1	333‑224488	10.7	4/27/18

10.6†	License Agreement, dated as of December 21, 2017, by and between the Registrant and MedImmune, Limited	S‑1	333‑224488	10.8	4/27/18

10.7	Clinical Supply Agreement, dated as of September 27, 2017, by and between the Registrant and Regeneron Pharmaceuticals, Inc.	S‑1	333‑224488	10.9	4/27/18

10.8	Sublease Agreement, dated as of March 13, 2018, by and between Kiniksa Pharmaceuticals Corp. and Shire Human Genetic Therapies, Inc.	S‑1	333‑224488	10.10	4/27/18

10.9	First and Second Amendment to Sublease Agreement, dated as of June 26, 2018 and July 17, 2018, respectively, by and between Kiniksa Pharmaceuticals Corp. and Shire Human Genetic Therapies, Inc.	10‑Q	001‑38492	10.10	8/6/18

10.10	Third Amendment to Sublease Agreement, dated as of November 7, 2018, by and between Kiniksa Pharmaceuticals Corp. and Shire Human Genetic Therapies, Inc.	8‑K	001‑38492	10.1	11/13/18

10.11	Form of Indemnification Agreement for Non‑Fund‑Designated Directors	S‑1	333‑224488	10.11	4/27/18

10.12	Form of Indemnification Agreement for Fund‑Designated Directors	S‑1	333‑224488	10.12	4/27/18

10.13	Form of Indemnification Agreement for Officers	S‑1	333‑224488	10.13	4/27/18

10.14	2015 Equity Incentive Plan, as amended, and form of share option grant notice and option agreement thereunder	S‑1	333‑224488	10.1	4/27/18

10.15	2018 Incentive Award Plan, and the form of share option grant notice and option agreement, form of restricted share grant notice and restricted share agreement, and form of restricted share unit grant notice and restricted share unit agreement thereunder	S‑1	333‑229394	10.19	1/28/19

10.16	2018 Employee Share Purchase Plan	S‑1/A	333‑224488	10.14	5/14/18

10.17	Offering Document under the 2018 Employee Share Purchase Plan	10‑Q	001‑38492	10.6	8/6/18

10.18	Offering Document under the 2018 Employee Share Purchase Plan	S‑1	333‑229394	10.22	1/28/19

10.19	2018 Incentive Award Plan; Sub‑Plan for UK Employees, and the form of share option grant notice for UK participants	S‑1	333‑229394	10.23	1/28/19

10.20	Non‑Employee Director Compensation Program	10-Q	001-38492	10.1	11/5/19

10.21	Restricted Share Agreement, dated as of September 16, 2015, by and between the Registrant and Sanj K. Patel	S‑1	333‑229394	10.25	1/28/19

10.22	Restricted Share Agreement, dated as of September 18, 2015, by and between the Registrant and Stephen Mahoney	S‑1	333‑229394	10.26	1/28/19

10.23	2018 Incentive Award Plan forms of share option grant notice and share option agreement for German participants, restricted share grant notice and restricted share agreement for German participants, and restricted share unit grant notice and restricted share unit agreement for German participants	10-K	001-38492	10.27	3/12/19

10.24	Letter Agreement, dated November 13, 2019, between Kiniksa Pharmaceuticals, Ltd. and Stephen Mahoney					*

10.25	Employment agreement, dated August 20, 2018, by and between Kiniksa Pharmaceuticals Corp. and Qasim Rizvi					*

10.26†	Kiniksa Pharmaceuticals, Ltd. Rilonacept Long-Term Incentive Plan	8-K	001-38492	10.1	12/16/19

10.27	Form of U.S. Performance Restricted Share Unit and Performance Cash Award Grant Notice and Agreement under the Rilonacept Long-Term Incentive Plan	8-K	001-38492	10.2	12/16/19

10.28	Form of U.S. Restricted Share Unit Grant Notice and Agreement under the Rilonacept Long-Term Incentive Plan	8-K	001-38492	10.3	12/16/19

21.1	Subsidiaries of the Registrant	S‑1	333‑229394	21.1	1/28/19

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					*

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*     Filed herewith

**   Furnished herewith

*** Submitted electronically herewith

†  Confidential treatments of certain provisions has been granted by the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINIKSA PHARMACEUTICALS, LTD.

Date: March 5, 2020	By:	/s/ Sanj K. Patel
Sanj K. Patel
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanj K. Patel	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 5, 2020
Sanj K. Patel

/s/ Chris Heberlig	Chief Financial Officer (principal financial officer)	March 5, 2020
Chris Heberlig

/s/ Michael R. Megna	VP, Finance and Chief Accounting Officer (principal accounting officer)	March 5, 2020
Michael R. Megna

/s/ Felix J. Baker	Lead Independent Director	March 5, 2020
Felix J. Baker

/s/ Stephen R. Biggar	Director	March 5, 2020
Stephen R. Biggar

/s/ Richard S. Levy	Director	March 5, 2020
Richard S. Levy

/s/ Thomas R. Malley	Director	March 5, 2020
Thomas R. Malley

/s/ Tracey L. McCain	Director	March 5, 2020
Tracey L. McCain

/s/ Kimberly J. Popovits	Director	March 5, 2020
Kimberly J. Popovits

/s/ Barry D. Quart	Director	March 5, 2020
Barry D. Quart

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kiniksa Pharmaceuticals, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kiniksa Pharmaceuticals, Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of convertible preferred shares and shareholders' equity (deficit)  and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 1.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 5, 2020

We have served as the Company’s auditor since 2016.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$46,928	$71,976
Short-term investments	186,452	235,328
Prepaid expenses and other current assets	8,247	6,446
Total current assets	241,627	313,750
Property and equipment, net	6,398	6,356
Operating lease right-of-use assets	1,927	—
Restricted cash	210	210
Deferred offering costs	—	433
Deferred tax assets	4,372	1,216
Total assets	$254,534	$321,965

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,693	$10,918
Accrued expenses	20,415	16,418
Accrued milestones	—	15,000
Operating lease liabilities	1,697	—
Other current liabilities	25	218
Total current liabilities	27,830	42,554
Noncurrent liabilities:
Noncurrent operating lease liabilities	955	—
Other long-term liabilities	326	144
Total liabilities	29,111	42,698
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 19,245,201 shares and 15,797,220 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	6	4
Class B common shares, par value of $0.000273235 per share; 4,638,855 shares issued and outstanding as of December 31, 2019 and December 31, 2018	1	1
Class A1 common shares, $0.000273235 par value; 14,995,954 and 12,995,954 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	4	4
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of December 31, 2019 and December 31, 2018	4	4
Additional paid-in capital	581,467	473,483
Accumulated other comprehensive income (loss)	33	(4)
Accumulated deficit	(356,092)	(194,225)
Total shareholders’ equity	225,423	279,267
Total liabilities and shareholders’ equity	$254,534	$321,965

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Years Ended
	December 31,
	2019	2018
Operating expenses:
Research and development	$135,001	$86,597
General and administrative	34,962	21,563
Total operating expenses	169,963	108,160
Loss from operations	(169,963)	(108,160)
Interest income	6,049	4,719
Loss before benefit for income taxes	(163,914)	(103,441)
Benefit for income taxes	2,047	214
Net loss	$(161,867)	$(103,227)
Net loss per share attributable to common shareholders—basic and diluted	$(2.99)	$(3.49)
Weighted average common shares outstanding—basic and diluted	54,049,477	29,547,427
Comprehensive loss:
Net loss	$(161,867)	$(103,227)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	37	(4)
Total other comprehensive income (loss)	37	(4)
Total comprehensive loss	$(161,830)	$(103,231)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Shares		Common Shares		Additional	Accumulated		Total
	(Series A, B and C)		(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2017	22,885,492	$119,770	4,288,329	$1	$1,289	$—	$(90,998)	$(89,708)
Issuance of Series C convertible preferred shares, net of issuance costs of $9,178	12,784,601	190,822	—	—	—	—	—	—
Conversion of convertible preferred shares to common shares	(35,670,093)	(310,592)	35,670,093	8	310,584	—	—	310,592
Issuance of Class A common shares upon completion of initial public offering, net of underwriting discounts and commissions and offering costs	—	—	9,484,202	4	155,532	—	—	155,536
Exercise of options and issuance of shares under the employee share purchase plan	—	—	47,023	—	377	—	—	377
Share-based compensation expense	—	—	—	—	5,701	—	—	5,701
Unrealized loss on short-term investments	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(103,227)	(103,227)
Balances at December 31, 2018	—	$—	49,489,647	$13	$473,483	$(4)	$(194,225)	$279,267
Issuance of Class A common shares upon completion of follow-on offering, inclusive of the over-allotment option exercise, net of underwriting discounts and commissions and offering costs	—	—	2,816,110	2	48,474	—	—	48,476
Issuance of Class A1 common shares upon completion of private placement, net of underwriting discounts and commissions and offering costs	—	—	2,000,000	—	34,511	—	—	34,511
Class A common shares issued or to be issued in connection with the acquisition of all issued and outstanding equity securities of Primatope Therapeutics, Inc.	—	—	337,008	—	7,000	—	—	7,000
Class A common shares issued or to be issued in connection with a milestone payment due to Primatope Therapeutics, Inc.	—	—	94,284	—	1,800	—	—	1,800
Exercise of options and issuance of shares under the employee share purchase plan	—	—	200,579	—	1,119	—	—	1,119
Share-based compensation expense	—	—	—	—	15,080	—	—	15,080
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	(161,867)	(161,867)
Balances at December 31, 2019	—	$—	54,937,628	$15	$581,467	$33	$(356,092)	$225,423

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(161,867)	$(103,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,068	286
Share-based compensation expense	15,080	5,701
Class A common shares issued or to be issued as consideration for Primatope, including milestone payments	8,800	—
Loss on disposal of property and equipment	21	66
Other	—	235
Non-cash lease expense	1,211	—
Accretion of discounts on short-term investments	(3,501)	(1,423)
Deferred income taxes	(3,156)	(978)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,020)	(4,791)
Accounts payable	(4,705)	8,823
Accrued expenses and other liabilities	4,638	9,296
Accrued milestones	(15,000)	5,000
Operating lease liabilities	(1,264)	—
Other long-term liabilities	326	—
Net cash used in operating activities	(158,369)	(81,012)
Cash flows from investing activities:
Purchases of property and equipment	(3,203)	(5,290)
Purchases of short-term investments	(488,773)	(402,008)
Proceeds from the maturities of short-term investments	541,190	168,100
Net cash provided by (used in) investing activities	49,214	(239,198)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred shares, net of issuance costs	—	190,822
Proceeds from issuance of Class A common shares upon completion of initial public offering, net of underwriting commissions and discounts, inclusive of the over-allotment option exercise	—	159,194
Proceeds from issuance of Class A common shares from follow-on offering, net of underwriting commissions and discounts, inclusive of the over-allotment option exercise	48,595	—
Proceeds from issuance of Class A1 common shares from private placement, net of underwriting commissions and discounts	34,511	—
Payments of offering costs	(118)	(3,657)
Proceeds from exercise of options and employee share purchase plan	1,119	377
Net cash provided by financing activities	84,107	346,736
Net increase (decrease) in cash and cash equivalents and restricted cash	(25,048)	26,526
Cash, cash equivalents, and restricted cash at beginning of period	72,186	45,660
Cash, cash equivalents, and restricted cash at end of period	$47,138	$72,186

Supplemental information:
Cash paid for income taxes	$1,724	$383

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses and accounts payable	$—	$404
Property and equipment included in accrued expenses and accounts payable	$222	$1,292

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1.           Nature of the Business and Basis of Presentation

Kiniksa Pharmaceuticals, Ltd. (the “Company”) is a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. The Company was incorporated in July 2015 as a Bermuda exempted company. The Company has a pipeline of product candidates across various stages of development.

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), Primatope Therapeutics, Inc. (“Primatope”) and Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”) as well as the subsidiaries of Kiniksa UK, Kiniksa Pharmaceuticals (Germany) GmbH (“Kiniksa Germany”) and Kiniksa Pharmaceuticals (France) SARL (“Kiniksa France”), after elimination of all significant intercompany accounts and transactions.

In assessing the consolidation requirement for variable interest entities (“VIE”s), the Company focuses on identifying whether it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. In the event that the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE would be included in the Company’s consolidated financial statements. At December 31, 2019 and 2018 and during the years then ended, the Company was not the primary beneficiary of a VIE.

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

For our foreign subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) within shareholders' equity (deficit).

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

In accordance with Accounting Standards Update (“ASU”) 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205‑40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2019, the Company had an accumulated deficit of $356,092. During the year ended December 31, 2019, the Company incurred a net loss of $161,867 and used $158,369 of cash in operating activities. The Company expects to continue to generate operating losses and cash used in operations for the foreseeable future. As of December 31, 2019, the Company had cash, cash equivalents and short‑term investments of $233,380.

Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.  The Company will need to finance its operations through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements.  Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At December 31, 2019 and 2018, cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market accounts and cash on deposit at commercial banks.

Short‑Term Investments

The Company generally invests its excess cash in money market funds and short‑term investments in U.S. Treasury notes. Such investments included in short‑term investments on the Company’s consolidated balance sheets are considered available‑for‑sale debt securities and are reported at fair value with unrealized gains and losses included as a component of shareholders’ equity (deficit). Realized gains and losses, if any, on short‑term investments are included in interest income.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. At December 31, 2019 and 2018, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Restricted Cash

In conjunction with the Company’s lease agreement entered into in March 2018 (see Note 5), the Company maintains a letter of credit for the benefit of the landlord. As of December 31, 2019 and 2018, the underlying cash balance of $210 securing this letter of credit, was classified as non‑current in its consolidated balance sheet.

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

Estimated Useful Life
Computer hardware and software	3 - 5 years
Laboratory equipment	5 years
Furniture, fixtures and vehicles	5 - 7 years
Leasehold improvements	Shorter of estimated useful life or lease term

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process common equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of convertible preferred shares or in shareholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2018, the Company recorded deferred offering costs of $433 related to the follow-on offering of its Class A common shares and private placement of its Class A1 Common Shares. The follow-on offering and concurrent private placement

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

were finalized in February 2019, and all prior deferred costs were recorded as a reduction to the carrying value. There were no deferred offering costs recorded as of December 31, 2019.

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

The Company’s restricted cash, which is held in a money market fund, is carried at fair value, determined based on Level 1 inputs in the fair value hierarchy described above (see Note 3). The Company’s cash equivalents and short-term investments, consisting of money market accounts and U.S. Treasury notes, are carried at fair value, determined based on Level 1 and 2 inputs in the fair value hierarchy described above (see Note 3). The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, share‑based compensation expense, allocated facility‑related and depreciation expenses, third‑party license fees and external costs of outside vendors engaged to conduct preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non‑refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. Milestone and other payments made to third-parties with respect to in-process research and development, in accordance with the Company’s license, acquisition and other similar agreements are expensed when determined to be probable and estimable.

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

Share‑Based Compensation

The Company measures all share-based awards granted to employees and directors based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period. Forfeitures are accounted for as they occur. The Company issues share-based awards with both service-based vesting conditions and performance-based vesting conditions. Expense for awards with service-based vesting is recorded using the straight-line method, and expense for awards with performance-based vesting conditions is recognized using the accelerated-attribution method.

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

The fair value of each restricted share unit award is based on the closing price of the Company’s Class A common shares on the date of grant. Restricted share unit awards with an associated performance condition are evaluated on a regular basis for probability of achievement, to determine the timing of recording share-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. For the year ended December 31, 2019 and 2018, the Company’s other comprehensive loss was comprised of unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the benefit for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

As an exempted company incorporated under the laws of Bermuda, the Company is principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. The Company’s wholly owned U.S. subsidiary, Kiniksa US, and Primatope are subject to federal and state income taxes in the United States.  The Company’s wholly owned subsidiary Kiniksa UK., and its wholly owned subsidiaries, Kiniksa Germany and Kiniksa France are subject to taxation in their respective countries.

The Company’s benefit for income taxes primarily relates to net credits earned against taxable income generated by its wholly owned subsidiaries, primarily, Kiniksa US, under cost‑plus arrangements that they have with the Company.  The benefit for income taxes is impacted by the Foreign Derived Intangible Income, or (“FDII”), deduction and U.S. federal and state research and development tax credits.  FDII was enacted as part of the tax reform enacted by the United States in December 2017, generally referred to as the U.S. Tax Cuts and Jobs Act with additional proposed regulations and guidance issued in 2019.  Upon the completion of the Company’s assessment, the Company has included the tax impact of FDII in its income tax expense for the year ended December 31, 2019, based on its understanding of the rules available at the time of this filing. However, the amounts recorded could be impacted in the future when the proposed regulations and guidance are finalized.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. In 2019, the Company identified an uncertain tax position related to historic research and development credits as a result of a R&D study performed (see Note 11).

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Account Standards Update (“ASU”), No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The standard, including subsequently issued amendments, collectively referred to as Accounting Standards Codification (“ASC”) 842, established principles of recognition, measurement, presentation and disclosure of lease arrangements applicable to lessees and lessors in order to enhance the transparency and compatibility of financial reporting related to the arrangements, including with respect to the amount, timing and uncertainty of cash flows arising from a lease. The Company adopted new accounting guidance regarding the accounting for leases as of January 1, 2019 using a modified retrospective transition approach that was applied to leases existing as of, or entered into prior to, January 1, 2019. See Note 2, Summary of Significant Accounting Policies, “Leases” for a discussion of the Company’s policy with respect to this standard and Note 5, “Leases” for a discussion of the Company’s adoption of this standard and its impact on its consolidated financial statements and related disclosures.

Upon the adoption of ASC 842, the Company recorded operating lease right-of-use assets of $3,682 and operating lease liabilities of $3,917 for its leases which were in effect and had commenced prior to January 1, 2019 and had original lease terms of more than 12 months.

Recently Issued Accounting Pronouncements

 In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”), which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a CCA that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA that is considered a service contract. The standard became effective for the Company beginning on January 1, 2020. The Company is currently evaluating the potential impact that ASC 350-40 may have on its consolidated financial statements and related disclosures .

In June 2016, the FASB, issued ASU 2016-13, Financial Instruments: Credit Losses (Topic 326)(“ASU 2016-13)”, as clarified in ASU 2019-04 and ASU 2019-05. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

impairments on investment securities are recorded. The standard became effective for the Company beginning on January 1, 2020. The Company does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740)(“ASU 2019-12”). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740 Income Taxes and clarifying existing guidance to facilitate consistent application. The standard will become effective for the Company beginning on January 1, 2021. The Company is currently evaluating the new standard to determine the potential impact of ASU 2019-12 on its consolidated financial statements and related disclosures.

3.           Fair Value of Financial Assets and Liabilities

Short‑term investments as of December 31, 2019 and 2018 consisted of U.S. Treasury notes all of which are due within six months. As of December 31, 2019 and 2018, the fair value of short‑term investments was $186,452 and $235,328, respectively. As of December 31, 2019, the amortized cost was $186,415 and gross unrealized gain was $37. As of December 31, 2018, the amortized cost was $235,332 and gross unrealized loss was $4.

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	25,207	—	—	25,207
Cash equivalents — U.S. Treasury notes	—	10,192	—	10,192
Short-term investments — U.S. Treasury notes	—	186,452	—	186,452
	$25,417	$196,644	$—	$222,061

	Fair Value Measurements
	as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	29,721	—	—	29,721
Cash equivalents — U.S. Treasury notes	—	15,634	—	15,634
Short-term investments — U.S. Treasury notes	—	235,328	—	235,328
	$29,931	$250,962	$—	$280,893

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of December 31, 2019 and 2018 consisted of U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

4.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2019	2018
Furniture, fixtures and vehicles	$47	$91
Computer hardware and software	344	249
Leasehold improvements	3,627	2,676
Lab equipment	4,685	3,107
Construction in progress	20	552
Total property and equipment	8,723	6,675
Less: Accumulated depreciation	(2,325)	(319)
Total property and equipment, net	$6,398	$6,356

As of December 31, 2019, construction in progress is primarily comprised of lab equipment which the Company anticipates will be placed into service in 2020.

Depreciation expense for the years ended December 31, 2019 and 2018 was $2,068 and $286, respectively.

5.           Leases

Kiniksa US leases office and laboratory space under operating leases.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the Company’s adoption of ASC 842, the Company will combine lease and non-lease components. Kiniksa US’s leases have remaining lease terms of less than 2 years.

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

On March 13, 2018, Kiniksa US entered into an operating lease in Lexington, Massachusetts for office and laboratory space that comprises the new headquarters for Kiniksa US and on June 26, 2018, Kiniksa US entered into an amendment to the lease expanding the rentable space to a total of 27,244 square feet. On November 7, 2018, Kiniksa US entered into an amendment (the “Third Amendment”) to the lease expanding the rentable space to a total of 55,924 square feet which were occupied in phases through December 2019. The lease expires on July 31, 2021. Monthly lease payments include base rent, as well as, ancillary charges such as the share of operating expenses and real estate taxes. Base rent under the Third Amendment is $138 per month as of December 2019.

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

The components of lease cost consisted of operating lease costs and variable lease costs were $1,443 and $152 for the year end ended December 31, 2019.  As of December 31, 2019, the weighted-average lease term was 1.47 years and the discount rate was 7.16%.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Maturities of operating leases liabilities were as follows:

As of December 31,
2020	$1,821
2021	972
2022	—
2023 and thereafter	—
Total future minimum lease payments	$2,793
Less imputed interest	(141)
Present value of lease liabilities	$2,652

Prior to the adoption of the new lease accounting standard, undiscounted future minimum rents payable as of December 31, 2018 under non-cancelable leases with the initial term exceeding one year were as follows:

As of December 31,
2019	$1,394
2020	1,821
2021	972
2022 and thereafter	—
Total future minimum lease payments	$4,187

6.           Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2019	2018
Accrued research and development expenses	$11,813	$9,656
Accrued employee compensation and benefits	7,089	5,678
Accrued legal and professional fees	1,087	994
Other	426	90
	$20,415	$16,418

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

In May 2018, upon the completion of the Company’s IPO (which qualified as a “Qualified IPO” under the Company’s bye‑laws, as amended and restated), all of the outstanding Preferred Shares were converted into 5,546,019 Class A common shares, 1,070,502 Class B common shares, 12,995,954 Class A1 common shares and 16,057,618 Class B1 common shares in accordance with the Company’s bye‑laws, as amended and restated. In connection with the completion of its IPO in May 2018, the Company amended and restated its bye‑laws to, among other things, authorize the issuance of undesignated preferred shares. As of December 31, 2019, no preferred shares were designated or issued.

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

At the time of the IPO, the Series A Original Issue Price and Series A Conversion Price were equal to $4.6707. The Series B Original Issue Price and Series B Conversion Price were equal to $6.9475, and the Series C Original Issue Price and Series C Conversion Price were equal to $15.6438. Therefore, each Series A preferred share was convertible into one Class B common share, each Series B preferred share was convertible into one Class A common share and each Series C preferred share was convertible into one Class A common share.

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

On May 23, 2018, the Company’s registration statement on Form S‑1 relating to the IPO was declared effective by the SEC. On May 29, 2018, the Company completed the IPO of 8,477,777 Class A common shares at a public offering price of $18.00 per share for gross proceeds of $152,600. In addition, on June 22, 2018, the Company completed the sale of 1,006,425 Class A common shares to the underwriters of the IPO following the exercise in part of their over‑allotment option to purchase additional shares at a public offering price of $18.00 per share for gross proceeds of $18,116. The aggregate net proceeds to the Company from the IPO, inclusive of the over‑allotment option exercise, was $155,536 after deducting underwriting discounts and commissions and other offering costs.

In May 2018, upon completion of the IPO (which qualified as a “Qualified IPO” under the Company’s bye ‑laws, as amended and restated), all outstanding Preferred Shares were converted into 5,546,019 Class A common shares, 1,070,502 Class B common shares, 12,995,954 Class A1 common shares and 16,057,618 Class B1 common shares in accordance with the Company’s bye‑laws, as amended and restated. In connection with the completion of the IPO in May 2018, the Company increased the authorized capital of the Company to $54,647 consisting of 200,000,000 shares of $0.000273235 par value per share and, among other things, amended the description of different classes of shares under the Amended & Restated Bye‑Laws.

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

The rights of the holders of the Company’s Class A common shares, Class B common shares, Class A1 common shares and Class B1 common shares are identical, except with respect to voting, transferability and conversion, as described below. As of December 31, 2017, the voting, dividend and liquidation rights of the holders of the Company’s common shares were subject to and qualified by the rights, powers and preferences of the holders of the Preferred Shares as set forth above. In May 2018, following the conversion of the Preferred Shares into common shares, the voting, dividend and liquidation rights of the holders of the Company’s common shares were then subject to and qualified by the rights, powers and preferences of the holders of the preferred shares, if any. As of December 31, 2019, no preferred shares were designated or issued.

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

Dividends

Common shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2017, any such dividends would have been subject to the preferential dividend rights of the holders of the Preferred Shares. In May 2018, following the conversion of the Preferred Shares into common shares, any such dividends would be subject to the rights, powers and preferences of the preferred shares, if any. As of December 31, 2019, no preferred shares were designated or issued. Through December 31, 2019, no cash dividends have been declared or paid.

Conversion

Each Class B common share shall automatically convert into one Class A common share upon certain transfers of such shares by the holder thereof (subject to certain exceptions). Each Class B common share is convertible, at the holder’s election into one Class A common share or one Class B1 common share. Each Class A1 common share is convertible into one Class A common share at the holder’s election (subject to certain exceptions). Each Class B1 common share shall automatically convert into one Class A common share upon certain transfers of such shares by the holder thereof (subject to certain exceptions).  Each Class B1 common share is convertible into one Class A common share or one Class B common share at the holder’s election (subject to certain exceptions). There are no conversion rights associated with the Class A common shares.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

9.           Share‑Based Compensation

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

A total of 4,466,500 Class A common shares were initially reserved for issuance under the 2018 Plan. The number of Class A common shares that may be issued under the 2018 Plan will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (i) 4% of the Class A common shares outstanding (on an as‑converted basis) on the final day of the immediately preceding calendar year and (ii) a smaller number of Class A common shares determined by the Company’s board of directors. In 2019, the board of directors approved an increase of 1,979,586 shares, equal to 4% of the as-converted Class A common shares outstanding on December 31, 2018. No more than 27,915,000 Class A common shares may be issued under the 2018 Plan upon the exercise of incentive options. The Class A common shares underlying any awards issued under the 2018 Plan or the 2015 Plan that on or after the effective date of the 2018 Plan expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised or forfeited under the 2018 Plan or the 2015 Plan will be added back to the Class A common shares available for issuance under the 2018 Plan. As of December 31, 2019, 2,145,907 shares remained available for future grant.

Rilonacept Long-Term Incentive Plan

In December 2019, the compensation committee of the Company’s board of directors approved the Company’s Rilonacept Long-Term Incentive Plan (“RLTIP”) under the Company’s 2018 Plan to incentivize eligible employees of the Company or any of its subsidiaries to achieve U.S. Food and Drug Administration (“FDA”) approval for the commercial sale and marketing of rilonacept for the treatment of recurrent pericarditis in the United States (“RLTIP Milestone”).  The RLTIP provides for the potential to receive a cash award and two grants of restricted share unit (“RSU”) awards covering Class A common shares under the 2018 Plan. The target award value for each of the cash award and the two RSU awards will be equal to one-third of a participant’s annual target bonus for the year of grant, as determined in accordance with the RLTIP.

Depending on the date-range within which the RLTIP Milestone is achieved (such date the “Achievement Date”) occurs, the RLTIP provides for (i) an earnout percentage that can be achieved as to 100%, 50%, 25% or 0% and (ii) an upside earnout percentage that can be achieved as to 50%, 25% or 0%. No awards will be earned or vest, and the second RSU award will not be granted, in the event the Achievement Date does not occur by a specified date.

The cash award is eligible to be earned and vested upon the Achievement Date with respect to an amount determined in accordance with the RLTIP based on the earnout percentage.  The number of Class A common shares issuable under the first RSU award (“First RSU Award”) as a result of the RLTIP Milestone will be determined in accordance with the RLTIP based on the earnout percentage, and such RSUs will vest on the first anniversary of the Achievement Date, subject to continued employment on such date. The second RSU award will be granted on the Achievement Date with respect to a number of shares determined in accordance with the RLTIP, based on both the earnout percentage and the upside earnout percentage, and will vest on the second anniversary of the Achievement Date, subject to continued employment through such date.

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

As of December 31, 2019, there were 4,125,923 shares of Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance under the 2015 Plan pursuant such awards. On May 23, 2018, the effective date of the 2018 Plan, the Company ceased granting awards under the 2015 Plan and no Class A common shares were available for future grant under the 2015 Plan in connection with the 2018 Plan becoming effective.

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

Share Option Grants During the Years Ended December 31, 2019 and 2018

During the years ended December 31, 2019 and 2018, the Company granted options to purchase 3,605,388 and 3,114,139 Class A common shares, respectively, to employees and directors. The Company recorded share‑based compensation expense for options granted to employees and directors of $13,322 and $5,464 during the years ended December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, the Company granted options to purchase 3,200 and 4,000 Class A common shares, respectively, to non‑employees. The Company recorded share‑based compensation expense for options granted to non‑employees of $94 and $130 during the years ended December 31, 2019 and 2018, respectively.

2018 Employee Share Purchase Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Employee Share Purchase Plan (the “2018 ESPP”), which became effective on May 23, 2018. A total of 670,000 Class A common shares were initially reserved for issuance under the 2018 ESPP. The number of Class A common shares that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning in  2019 and continuing for each fiscal year

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (i) 1% of the Class A common shares outstanding (on an as‑converted basis) on the final day of the immediately preceding calendar year and (ii) a smaller number of Class A common shares determined by the Company’s board of directors, provided that no more than 6,420,000 Class A common shares may be issued under the 2018 ESPP.  As of December 31, 2019, 598,334 Class A common shares were available for future issuance under the 2018 ESPP. In December 2019, the Company’s board of directors determined that the January 1, 2020 automatic increase in shares available under the 2018 ESPP would be zero shares.

Option Valuation

The assumptions that the Company used to determine the grant‑date fair value of options granted to employees and directors under the 2015 Plan and the 2018 Plan (collectively, the “Plans”) during the years ended December 31, 2019 and 2018 were as follows, presented on a weighted‑average basis:

	Years Ended
	December 31,
	2019	2018
Risk-free interest rate	2.07%	2.82%
Expected term (in years)	6.22	6.40
Expected volatility	79.14%	75.04%
Expected dividend yield	0%	0%

The assumptions that the Company used to determine the fair value of options granted to non-employees were as follows, presented on a weighted-average basis:

	Years Ended
	December 31,
	2019	2018
Risk-free interest rate	1.38%	2.91%
Expected term (in years)	2.77	7.35
Expected volatility	68.17%	74.18%
Expected dividend yield	0%	0%

Options

Through December 31, 2017, all options granted by the Company under the 2015 Plan were for the purchase of Class A common shares. Until May 23, 2018 (the effective date of the 2018 Plan), the 2015 Plan provided for the Company to grant qualified incentive share options, nonqualified share options, share grants and other share‑based awards to employees, directors, and consultants to purchase the Company’s Class A common shares. On May 23, 2018, the Company ceased granting awards under the 2015 Plan. At that time, shares of Class A common shares subject to outstanding awards under the 2015 Plan remained reserved for issuance under the plan pursuant such awards and shares of Class A common shares that had been available for future grant under the 2015 Plan were no longer authorized and reserved for issuance or available for future grant under the 2015 Plan. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.  Class A common shares subject to awards granted under the 2015 Plan that are forfeited, lapse unexercised or are settled in cash become available for issuance under the 2018 Plan.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The following table summarizes option activity for the year ended December 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
			(in years)
Outstanding as of December 31, 2018	5,960,939	$10.25	8.56	$108,352
Granted	3,608,588	$13.44
Exercised	(150,253)	$3.93
Forfeited	(927,540)	$15.26
Outstanding as of December 31, 2019	8,491,734	$11.17	7.88	$27,217
Options exercisable as of December 31, 2019	3,373,659	$7.29	6.24	$19,903
Options unvested as of December 31, 2019	5,118,075	$13.74	8.96	$7,314

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common shares for those options that had exercise prices lower than the fair value of the Company’s common shares.

During the year ended December 31, 2019, option holders exercised 150,253 options for Class A common shares with an intrinsic value of $1,776 for total cash proceeds to the Company of $590. During the year ended December 31, 2018, option holders exercised 25,683 options for Class A common shares with an intrinsic value of $411 for total cash proceeds to the Company of $87.

The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2019 and 2018 was $9.36 and $11.96, respectively.

The total fair value of options vested during the years ended December 31, 2019 and 2018 was $13,997 and $2,255, respectively.

Restricted Shares

Under terms of the Class A and Class B restricted share agreements covering the Class A and Class B common shares, the restricted shares vest over a four‑year period during which time the Company has the right to repurchase up to all unvested shares at the amount paid if the relationship between the recipient and the Company ceases. Subject to the continued employment (or other engagement of the recipient by the Company as described in the restricted share agreements), all of the restricted common shares became fully vested within four years of the date of issuance.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The following table summarizes restricted share activity for the year ended December 31, 2019:

	Class A		Class B
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested restricted shares outstanding as of December 31, 2018	133,812	$0.000273235	743,407	$0.000273235
Granted	—	—	—	—
Vested	(133,812)	$0.000273235	(743,407)	$0.000273235
Unvested restricted shares outstanding as of December 31, 2019	—	—	—	—

The aggregate fair value of restricted shares that vested during the years ended December 31, 2019 and 2018 was $12,154 and $15,182, respectively.

Restricted Share Units

An RSU represents the right to receive one share of the Company’s Class A common share upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s Class A common shares on the date of grant. In December 2019, the Company granted RSUs with service conditions that vest in one installment provided that the recipient remains employed with the Company (“Time-Based RSUs”) through December 31, 2020. During the year ended December 31, 2019, the Company also granted the First RSU Award as part of the RLTIP, which becomes eligible to vest upon the Achievement Date and will vest upon the first anniversary of such date, subject to the recipient’s continued employment through that date. In the event the RLTIP Milestone is not achieved, none of the First RSU Award will vest.

The grant-date fair value of the Time-Based RSUs granted in 2019 was $1,250 and will be recognized on a straight-line basis through the vest date for these shares. For the year ended December 31, 2019, the Company recognized $65 in Time-Based RSU expense. The grant-date fair value of the First RSU Award was $2,994 and will be recognized when the RLTIP Milestone is deemed probable of achievement through the date the First RSU Award will vest. During the year ended December 31, 2019, the Company did not recognize compensation expense related to the First RSU Award, as achievement of the RLTIP Milestone was determined to be not probable.

The following table summarizes RSU activity for the year ended December 31, 2019:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Unvested RSUs as of December 31, 2018	—	$—
Granted	328,296	$12.93
Vested	—	$—
Forfeited	—	$—
Unvested RSUs as of December 31, 2019	328,296	$12.93

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Share-Based Compensation

Share‑based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Years Ended
	December 31,
	2019	2018
Research and development expenses	$5,746	$2,285
General and administrative expenses	9,334	3,416
	$15,080	$5,701

As of December 31, 2019, total unrecognized compensation cost related to the unvested option-based awards was $44,185, which is expected to be recognized over a weighted average remaining period of 3.1 years. As of December 31, 2019, total unrecognized compensation cost related to the unvested Time-Based RSUs was $1,185, which is expected to be recognized over a weighted average remaining period of 1.0 year. As of December 31, 2019, total unrecognized compensation cost related to the First RSU Award was $2,994, which will be recognized when the RLTIP Milestone is deemed probable of achievement through the date the First RSU Award vests.

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

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, including milestone payments of $4,000 and $10,000 paid during the year ended December 31, 2017 and the year ended December 31, 2019, respectively, each payment was associated with the achievement of a specified clinical milestone event. Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single‑digit percentages and ending below the teens.

The Company also agreed to pay certain obligations under third‑party contracts retained by Biogen that relate to the KPL‑716 program. Under these retained contracts, the Company paid a one‑time upfront sublicense fee of $150 and is obligated to pay insignificant annual maintenance fees as well as clinical and regulatory milestone payments of up to an aggregate of $1,575. The Company made insignificant payments in connection with the retained contracts during the years ended December 31, 2019 and 2018.

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

During the year ended December 31, 2019, the Company recorded research and development expense of $10,347 primarily related to milestone payments associated with the achievement of a specified clinical milestone event as well as other payments in connection with the retained contracts due under the Biogen Agreement. The Company did not incur any research and development expense, other than insignificant payments in connection with the retained contracts, under the Biogen Agreement during the year ended December 31, 2018

Novo Nordisk License Agreement

In August 2017, the Company entered into a license agreement (the “Novo Nordisk Agreement”) with Novo Nordisk A/S (“Novo Nordisk”), pursuant to which the Company was granted an exclusive, sublicensable, worldwide license under certain intellectual property rights controlled by Novo Nordisk to make, use, develop and commercialize KPL‑045 for all indications.

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

In January 2020, the Company terminated the Novo Nordisk Agreement in accordance with the terms and conditions of the agreement.

Under the Novo Nordisk Agreement, the Company was required to make a payment of $150 upon completion of the technology transfer by Novo Nordisk. The technology was transferred during the year ended December 31, 2018 and, as a result, this payment was made and was recorded in the Company’s consolidated statement of operations for the year ended December 31, 2018. In addition, the Company was obligated to make milestone payments upon the achievement of specified clinical, regulatory and initial sales milestones and upon the achievement of annual net sales thresholds including a payment of $1,000 upon the earlier to occur of a specified regulatory milestone and January 2020, unless the Novo Nordisk Agreement is earlier terminated by either party. As of December 31, 2019 and December 31, 2018, the Company determined that the payment related to the milestone was not probable and, therefore, no amount was recorded in the Company’s consolidated statement of operations and comprehensive loss during years ended December 31, 2019 and 2018.

Under the Novo Nordisk Agreement, the Company was solely responsible for all development, regulatory and commercial activities and costs. The Company is also responsible for costs related to filing, prosecuting and maintaining the licensed patent rights.

The Company did not record any research and development expense during the year ended December 31, 2019 in connection with milestone payments due under the Novo Nordisk Agreement.  During the year ended December 31, 2018, the Company recorded research and development expense of $154, in connection with milestone payments due under the Novo Nordisk Agreement.

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

In January 2019, the Company exercised the call option and in March 2019, the Company acquired all of the issued and outstanding equity securities of Primatope (the “Primatope Acquisition”) in exchange for $18,000 comprised of upfront consideration of $10,000 at closing and milestone payments of $5,000,which had been achieved as of the closing date, and in June 2019, the Company made the final milestone payment of $3,000, which was achieved during the year ended December 31, 2019 following the closing, each paid in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the Primatope Agreement. At the closing of the Primatope Acquisition, Primatope became a wholly owned subsidiary of the Company and the acquisition was accounted for as an asset acquisition as it did not meet the definition of a business.  The Company recorded the upfront payment and milestone payments as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use.

During the year ended December 31, 2019, the Company did not incur any research and development expense directly in connection with milestone or other payments related to the Primatope Acquisition or the Primatope Agreement.  During the year ended December 31, 2019, the Company recorded research and development expense of $18,000 related to the Primatope Acquisition.  During the year ended December 31, 2018, the Company recorded research and development expense of $800, related to the extension of the option period under the Primatope Agreement.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

During the year ended December 31, 2019, the Company recorded research and development expense of $10 in connection with the BIDMC Agreement.

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

The parties also entered into a clinical supply agreement under which Regeneron agreed to manufacture the developed product during the clinical phase. During the years ended December 31, 2019 and 2018, the Company recorded research and development expense of $6,854 and $1,835, respectively, related to the purchase of drug materials under this agreement.  As of December 31, 2019, the Company has non‑cancelable purchase commitments under the clinical supply agreement (see Note 13).

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

The Company did not incur any research and development expense directly related to milestone payments due under the Regeneron Agreement during the year ended December 31, 2019 and 2018.

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

In exchange for these rights, the Company made an upfront payment of $8,000. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use. In addition, the Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in aggregate for the first two indications, including, a $5,000 pass‑through payment due upon the achievement of a specified clinical milestone event which was met in the fourth quarter of 2018. Also included is a milestone payment of $10,000 due upon the earlier to occur of a specified regulatory milestone and December 31, 2018, unless the MedImmune Agreement is earlier terminated by either party. As of December 31, 2018 and 2017, the Company determined that the payment related to this milestone was probable and, therefore, recognized research and development expense and an accrued milestone of $10,000 during the year ended December 31, 2017. During the year ended December 31, 2019, the Company made both the $5,000 and $10,000 previously accrued milestone payments in accordance with the MedImmune Agreement. In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000 and higher. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double‑digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

During the year ended December 31, 2019, the Company did not record research and development expense in connection with the milestone payments due under the MedImmune Agreement. During the year ended December 31, 2018, the Company recorded research and development expense $5,000, related primarily to a pass-through payment due upon the achievement of specified clinical milestone events due under the MedImmune Agreement.

Kite Clinical Collaboration Agreement

In December 2019, we entered into a clinical collaboration (the “Kite Agreement”) with Kite Pharma, Inc., a Gilead Company (“Kite”), to initiate a Phase 2 clinical trial evaluating the combination of Yescarta (axicabtagene ciloleucel) and mavrilimumab in relapsed or refractory large B-Cell lymphoma. The objective of the Phase 2 trial is to determine the effect of mavrilimumab on the safety of Yescarta. Treatment related induction of GM-CSF has been identified through clinical, translational and preclinical studies as a potential key signal associated with side effects of chimeric antigen receptor T, or CAR T, cell therapy. Preclinical evidence suggest the potential for interruption of GM-CSF signaling to disrupt CAR T cell mediated inflammation without disrupting anti-tumor activity. Kite will be the

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

sponsor of this study and responsible for its conduct.  Under the Kite Agreement, Kite and the Company shall share a portion of the costs incurred in conducting the study.

The Kite Agreement will expire on the one-year anniversary of the date that Kite provides the clinical study report to the Company or unless otherwise terminated in accordance with the Kite Agreement.

The Company evaluated the agreement and determined all costs and expenses will be recognized as incurred as research and development expenses. During the year ended December 31, 2019, the Company did not record any research and development expense in connection with the Kite Agreement.

11.         Income Taxes

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

In August 2015, the Company entered into agreements with its wholly owned subsidiary, Kiniksa US, under which Kiniksa US provides management and research and development services to the Company for which the Company pays costs plus a service fee. On March 9, 2019, the Company entered into an agreement with Primatope to license certain intellectual property rights related to KPL-404. Kiniksa US and Primatope are subject to tax in the United States for federal and state tax purposes.

The Company has a wholly owned subsidiary in Europe, Kiniksa UK (formed in December 2018).  Kiniksa UK has two wholly owned subsidiaries in Europe, Kiniksa Germany (formed in February 2019), and Kiniksa France (formed in June 2019). Each are subject to taxation in their respective countries.

Income (loss) before benefit for income taxes consisted of the following:

	Years Ended
	December 31,
	2019	2018
Bermuda	$(168,053)	$(105,562)
Foreign (U.S., U.K., Germany, France)	4,139	2,121
	$(163,914)	$(103,441)

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The components of the Company’s income tax benefit for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended
	December 31,
	2019	2018
Current income tax (provision):
Bermuda	$—	$—
U.S. federal	(567)	(547)
U.S. state	(530)	(217)
Foreign	(12)	—
Total current income tax (provision)	(1,109)	(764)
Deferred income tax benefit:
Bermuda	—	—
U.S. federal	2,397	542
U.S. state	759	436
Foreign	—	—
Total deferred income tax benefit	3,156	978
Total benefit (provision) for income taxes	$2,047	$214

A reconciliation of the Bermuda statutory income tax rate of 0% to the Company’s effective income tax rate is as follows:

	Years Ended
	December 31,
	2019	2018
Bermuda statutory income tax rate	—%	—%
Foreign (U.S.) tax rate differential	(0.5)	(1.0)
Research and development tax credits	2.2	1.5
Share-based compensation	(0.5)	0.1
Permanent differences	(0.1)	—
Change in valuation allowance	(0.1)	—
U.S. state taxes, net of federal	(0.3)	(0.4)
FDII	0.9	—
Uncertain tax positions	(0.3)	—
Effective income tax rate	1.3%	0.2%

Net deferred tax assets consisted of the following:

	December 31,
	2019	2018
Research and development tax credit carryforwards	$238	$75
Depreciation and amortization	(745)	(639)
Share-based compensation	3,746	1,000
Accrued expenses and other	1,273	829
Net operating losses	190	—
Total deferred tax assets	4,702	1,265
Valuation allowance	(330)	(49)
Net deferred tax assets	$4,372	$1,216

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

As of December 31, 2019 and 2018, the Company had federal research and development tax credit carryforwards of approximately $228 and $0 respectively, available to reduce future tax liabilities, which begin to expire in 2039. As of December 31, 2019 and 2018, the Company had state research and development tax credit carryforwards of approximately $265 and $95 respectively, available to reduce future tax liabilities, which begin to expire in 2034.

As required by ASC 740, the Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In order to utilize state research and development tax credits, the Company will need taxable income in the jurisdiction of where the credit was generated. The Company currently has no taxable income in certain state jurisdictions and thus management has determined that it is more likely than not that the Company will not recognize the benefits of state research and development tax credits generated in those jurisdictions, and as a result, a valuation allowance of $330 and $49 has been established at December 31, 2019 and 2018, respectively.

Utilization of the state research and development tax credits may be subject to substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the shares of a corporation by more than 50% over a three‑year period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018 were due primarily to an increase in state research and development tax credits and net operating losses from Primatope which are more likely than not to expire unutilized and were as follows:

	Years Ended
	December 31,
	2019	2018
Valuation allowance at beginning of year	$(49)	$(27)
Increases recorded to through the balance sheet	(200)	—
Increases recorded to income tax provision	(81)	(22)
Valuation allowance at end of year	$(330)	$(49)

The valuation allowance increased by $281 in 2019 primarily as a result of additional California Research and Development (“R&D”) credits and the net operating loss carryovers at Primatope which may not be realized. The remaining deferred tax assets will be fully utilized in the United States based on future income generated under the cost‑plus arrangement in place.

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits is $528 and $0 as of December 31, 2019 and 2018, respectively. The net increase relates to new tax positions on Research and Development credits as a result of the R&D study performed in 2019.

A roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Years Ended
	December 31,
	2019	2018
Gross balance at the beginning of year	$—	$—
Gross increases based on current period tax positions	528	—
Unrecognized tax benefits at the end of the year	$528	$—

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company had recorded immaterial interest on the tax positions during the year ended December 31, 2019 and no interest or penalties for the year ended December 31, 2018.

The Company files income tax returns in the United States and certain state jurisdictions. Kiniksa US’s federal and state income tax returns are subject to tax examinations for the tax years ended December 31, 2016 and subsequent years. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period. There are currently no income tax examinations pending.

12.         Net Loss per Share

The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, Class A1 and Class B1 common shares are identical, except with respect to voting, transferability and conversion (see Note 8). As the liquidation and dividend rights are identical, losses are allocated on a proportionate basis and the resulting net loss per share attributed to common shareholders will, therefore, be the same for both Class A and Class B common shares on an individual or combined basis.

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Years Ended
	December 31,
	2019	2018
Numerator:
Net loss attributable to common shareholders	$(161,867)	$(103,227)
Denominator:
Weighted average common shares outstanding—basic and diluted	54,049,477	29,547,427
Net loss per share attributable to common shareholders— basic and diluted	$(2.99)	$(3.49)

The Company’s unvested restricted shares and restricted share units have been excluded from the computation of basic net loss per share attributable to common shareholders.

The Company’s potentially dilutive securities, which include options, unvested restricted shares and unvested RSUs, have been excluded from the computation of diluted net loss per share attributable to common shareholders as the effect would be to reduce the net loss per share attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2019	2018

Options to purchase common shares	8,491,734	5,960,939
Unvested restricted shares	—	877,219
Unvested restricted share units	328,296	—
	8,820,030	6,838,158

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

13.         Commitments and Contingencies

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non‑contingent payments (see Note 10).

Manufacturing Commitments

The Company entered into agreements with several contract manufacturing organizations to provide preclinical and clinical trial materials.  As of December 31, 2019, the Company had committed to minimum payments under these agreements totaling $2,863 which are due during the year ending December 31, 2020.

Rilonacept Long-Term Incentive Plan

During the year ended December 31, 2019, the Company granted a cash award and the First RSU Award to employees under the RLTIP.  The cash award vests upon the achievement of the RLTIP Milestone, subject to the recipient’s continued employment. The First RSU Award becomes eligible to vest upon the achievement of the RLTIP Milestone, and will vest upon the first anniversary of such date, subject to the recipient’s continued employment through that date. As of December 31, 2019, the Company estimates cash payments of $2,083 under the RLTIP. In the event the RLTIP Milestone is not achieved, the cash award will not be paid and the First RSU Award will not vest.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors, officers and other key personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or other key personnel. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 or 2018.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

14.         Benefit Plans

The Company has established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company provides matching contributions of 100% of the first 3% of each participant’s salary contributed, plus 50% for each of the next 2% contributed. Employees are immediately and fully vested in their own contributions and the Company’s match. During the years ended December 31, 2019 and 2018, the Company contributed $851 and $315, respectively, to the plan.