Form 10-Q
period 2020-03-31
Kiniksa Pharmaceuticals, Ltd.
filed 2020-05-04
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-38492

Kiniksa Pharmaceuticals, Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-1327726
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of April 30, 2020, there were 55,801,712 common shares outstanding in aggregate, comprised of:

22,285,129 Class A common shares, par value $0.000273235 per share

2,463,011 Class B common shares, par value $0.000273235 per share

14,995,954 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10‑Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward‑looking statements. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our future results of operations and financial position, expected timeline for our cash, cash equivalents and short-term investments, business strategy, product development, prospective products and product candidates, their expected properties, performance, market opportunity and competition, drug product supply, collaborators, license and other strategic arrangements, the expected timeline for achievement of our clinical milestones, the timing of, and potential results from, clinical and other trials, potential marketing authorization from the FDA or regulatory authorities in other jurisdictions, potential coverage and reimbursement for our product candidates, if approved, commercial strategy and pre-commercial activities, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success, plans and objectives of management for future operations and funding requirements and future results of anticipated products are forward‑looking statements.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward‑looking statements.

In some cases, you can identify forward‑looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward‑looking statements contain these identifying words. The forward‑looking statements in this Quarterly Report are only predictions. We have based these forward‑looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward‑looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward‑looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

•	the impact of the novel coronavirus 2019, or COVID-19, pandemic on our business, including our clinical trials and operations;
•	our status as a clinical‑stage biopharmaceutical company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds;
•	our limited operating history;
•	the lengthy and expensive clinical development process with its uncertain outcome and potential for clinical failure or delay, including due to the COVID-19 pandemic;
•	the decision by any applicable regulatory authority whether to clear our product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
•	our ability to anticipate and prevent adverse events caused by our product candidates;
•	our ability to identify, in‑license, acquire, discover or develop additional product candidates;
•	our ability to have our product candidates manufactured in accordance with regulatory requirements;
•	the market acceptance of our product candidates;

•	our ability to timely and successfully develop and commercialize our existing and future product candidates, if approved;
•	competitive and potentially competitive products and technologies;
•	physician awareness and adoption of our product candidates;
•	the size of the market for our product candidates;
•	our ability to meet the quality expectations of physicians or patients;
•	our ability to improve our product candidates;
•

the decision of third‑party payors not to cover our product candidates or to require extensive or independently performed clinical trials prior to covering or maintaining coverage of our product candidates;

•	our ability to successfully manage our growth;
•	our ability to avoid product liability claims and maintain adequate product liability insurance;
•	our ability to obtain regulatory exclusivity;
•	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our product candidates;
•	federal, state and foreign regulatory requirements applicable to our product candidates;
•	ownership concentration of our executive officers and certain members of senior management may prevent our shareholders from influencing significant corporate decisions;
•	our ability to attract and retain skilled personnel; and
•	our ability to execute on our strategy.

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

ARCALYST® is a registered trademark of Regeneron Pharmaceuticals, Inc. and Yescarta® is a registered trademark of Gilead Sciences, Inc., or its related companies.

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$106,336	$46,928
Short-term investments	97,870	186,452
Prepaid expenses and other current assets	8,849	8,247
Total current assets	213,055	241,627
Property and equipment, net	5,804	6,398
Operating lease right-of-use assets	1,629	1,927
Restricted cash	210	210
Deferred tax assets	5,410	4,372
Total assets	$226,108	$254,534

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,274	$5,693
Accrued expenses	13,379	20,415
Operating lease liabilities	1,689	1,697
Other current liabilities	—	25
Total current liabilities	19,342	27,830
Non-current liabilities:
Non-current operating lease liabilities	551	955
Other long-term liabilities	381	326
Total liabilities	20,274	29,111
Commitments and contingencies (Note 12)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 21,519,500 shares and 19,245,201 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	6	6
Class B common shares, par value of $0.000273235 per share; 3,008,373 shares and 4,638,855 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1	1
Class A1 common shares, $0.000273235 par value; 14,995,954 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4	4
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of March 31, 2020 and December 31, 2019	4	4
Additional paid-in capital	588,090	581,467
Accumulated other comprehensive income	240	33
Accumulated deficit	(382,511)	(356,092)
Total shareholders’ equity	205,834	225,423
Total liabilities and shareholders’ equity	$226,108	$254,534

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	$20,901	$59,253
General and administrative	8,486	8,394
Total operating expenses	29,387	67,647
Loss from operations	(29,387)	(67,647)
Interest income	789	1,809
Loss before benefit for income taxes	(28,598)	(65,838)
Benefit for income taxes	2,179	17
Net loss	$(26,419)	$(65,821)
Net loss per share attributable to common shareholders—basic and diluted	$(0.48)	$(1.27)
Weighted average common shares outstanding—basic and diluted	55,322,690	51,758,353
Comprehensive loss:
Net loss	$(26,419)	$(65,821)
Other comprehensive income:
Unrealized gain on short-term investments and currency translation adjustments, net of tax	207	12
Total other comprehensive income	207	12
Total comprehensive loss	$(26,212)	$(65,809)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	54,937,628	$15	$581,467	$33	$(356,092)	$225,423
Exercise of options	643,867	—	2,414	—	—	2,414
Share-based compensation expense	—	—	4,209	—	—	4,209
Unrealized gain on short-term investments	—	—	—	207	—	207
Net loss	—	—	—	—	(26,419)	(26,419)
Balances at March 31, 2020	55,581,495	$15	$588,090	$240	$(382,511)	$205,834

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	49,489,647	$13	$473,483	$(4)	$(194,225)	$279,267
Issuance of Class A common shares upon completion of follow-on offering, inclusive of the over-allotment option exercise, net of underwriting discounts and commissions and offering costs	2,816,110	2	48,474	—	—	48,476
Issuance of Class A1 common shares upon completion of private placement, net of underwriting discounts and commissions and offering costs	2,000,000	—	34,511	—	—	34,511
Class A common shares issued or to be issued in connection with the acquisition of all issued and outstanding equity securities of Primatope Therapeutics, Inc.	337,008	—	7,000	—	—	7,000
Exercise of options	50,070		181	—	—	181
Share-based compensation expense	—	—	2,893	—	—	2,893
Unrealized gain on short-term investments	—	—	—	12	—	12
Net loss	—	—	—	—	(65,821)	(65,821)
Balances at March 31, 2019	54,692,835	$15	$566,542	$8	$(260,046)	$306,519

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,419)	$(65,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	594	471
Share-based compensation expense	4,209	2,893
Class A common shares issued or to be issued as consideration for Primatope, including milestone payments	—	7,000
Non-cash lease expense	300	334
Accretion of discounts on short-term investments	(228)	(846)
Deferred income taxes	(1,038)	(240)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(598)	(1,544)
Accounts payable	(1,197)	(3,343)
Accrued expenses and other liabilities	(7,061)	(376)
Accrued milestones	—	(2,000)
Operating lease liabilities	(413)	(293)
Other long-term liabilities	55	509
Net cash used in operating activities	(31,796)	(63,256)
Cash flows from investing activities:
Purchases of property and equipment	(223)	(1,561)
Purchases of short-term investments	(26,187)	(181,807)
Proceeds from the maturities of short-term investments	115,200	174,090
Net cash provided by (used in) investing activities	88,790	(9,278)
Cash flows from financing activities:
Proceeds from issuance of Class A common shares from follow-on offering, net of underwriting commissions and discounts, inclusive of the over-allotment option exercise	—	48,595
Proceeds from issuance of Class A1 common shares from private placement, net of underwriting commissions and discounts	—	34,511
Payments of offering costs	—	(100)
Proceeds from exercise of options and employee share purchase plan	2,414	181
Net cash provided by financing activities	2,414	83,187
Net increase in cash, cash equivalents and restricted cash	59,408	10,653
Cash, cash equivalents and restricted cash at beginning of period	47,138	72,186
Cash, cash equivalents and restricted cash at end of period	$106,546	$82,839

Supplemental information:
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses and accounts payable	$—	$19
Property and equipment included in accrued expenses and accounts payable	$—	$37

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1.           Nature of the Business and Basis of Presentation

Kiniksa Pharmaceuticals, Ltd. (the “Company”) is a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. The Company was incorporated in July 2015 as a Bermuda exempted company. The Company has a pipeline of product candidates across various stages of development that are designed to modulate the immunological signaling pathways that are implicated across a spectrum of diseases.

The Company is subject to risks and uncertainties common to early‑stage companies in the biopharmaceutical industry and global health, societal, economic and market conditions, including from the impact from the novel coronavirus 2019 (“COVID-19”). There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable.  The Company does not currently generate revenue from sales of any products, and it may never be able to develop or commercialize a marketable product. The Company has not yet successfully completed any Phase 3 or other pivotal clinical trials, obtained any regulatory approvals, manufactured a commercial‑scale drug, or conducted sales and marketing activities. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties, including contract research organizations, or CROs, and contract manufacturing organizations, or CMOs. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Risk and Uncertainties related to COVID-19

In addition to risks and uncertainties common to the Company’s industry, the Company is subject to global societal, healthcare, economic and market conditions, including from the impact of the COVID-19 pandemic, and measures taken in response to the pandemic, which continue to evolve. In December 2019, COVID-19 surfaced in Wuhan, China. The virus spread globally, and was declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive on many aspects of society, which has resulted in and will likely continue to result in significant disruptions to healthcare systems, the global economy, as well as businesses and capital markets around the world.

In an effort to halt the spread of the COVID-19 pandemic, federal and state governments in the United States and the governments of other countries around the globe have implemented various measures in response to the pandemic, including significant restrictions on businesses and travel as well as social-distancing measures. For example, a number of states, including Massachusetts and California where the Company has offices and laboratory space, have issued shelter-in-place or stay-at-home orders for workers in non-essential businesses. The Company’s business is currently considered to be an essential business so, to date, its operations have only been partially affected by this order, temporarily closing access to its California office space and restricted access to its Massachusetts facility to employees that need to be in the office to execute their responsibilities or who work in its research and development laboratory space, with most of the Company’s employees carrying out their responsibilities outside of the office. The Company is also preparing for any potential re-opening of its offices in Massachusetts and California in the event that the shelter-in-place or stay-at-home orders are lifted.

The COVID-19 pandemic, and measures undertaken in response to the pandemic, or the easing of any of such measures, could cause significant disruptions in the Company’s business or operations as well as in the business and operations of the Company’s CMOs, CROs and other third parties with whom the Company conducts business or otherwise engages now or in the future, including as a result of staffing shortages or reprioritizations, production

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

slowdowns or stoppages, and disruptions in delivery systems. The COVID-19 pandemic may also adversely impact the Company’s preclinical studies and clinical trials, which could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue. Moreover, the COVID-19 pandemic is impacting the global economy, and the U.S. economy in particular, with the potential for the economic downturn to be severe and prolonged. A severe or prolonged economic downturn could result continued disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all.

While the Company continuously looks to identify business-critical activities and to develop contingencies and mitigation strategies for those activities to potentially minimize the impact of the COVID-19 pandemic on its business and operations, there can be no assurance that it will be able to identify all such activities or that any identified contingencies and mitigation strategies will be effective. Further, the COVID-19 pandemic, and measures undertaken in response to the pandemic continue to rapidly evolve. There is uncertainty relating to the potential effect of the pandemic on the Company’s business and operations. The extent of the impact on the Company’s business and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate spread of the disease, duration of the pandemic, business and travel restrictions and social distancing, and the effectiveness of actions taken to contain and treat the disease.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), Primatope Therapeutics, Inc. (“Primatope”) and Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”) as well as the subsidiaries of Kiniksa UK, Kiniksa Pharmaceuticals (Germany) GmbH (“Kiniksa Germany”) and, Kiniksa Pharmaceuticals (France) SARL (“Kiniksa France”), after elimination of all significant intercompany accounts and transactions.

In assessing the consolidation requirement for variable interest entities (“VIE”s), the Company focuses on identifying whether it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. In the event that the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE would be included in the Company’s consolidated financial statements. At March 31, 2020 and during the three months then ended and at December 31, 2019 and during the year then ended, the Company was not the primary beneficiary of a VIE.

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

For the Company’s foreign subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resulting translation adjustments are reported as a component of accumulated other comprehensive gain (loss) within shareholders' equity.

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP.  The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020 and the results of its operations for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

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

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2020, the Company had an accumulated deficit of $382,511. During the three months ended March 31, 2020, the Company incurred a net loss of $26,419 and used $31,796 of cash in operating activities. The Company expects to continue to

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

generate operating losses for the foreseeable future. As of March 31, 2020, the Company had cash, cash equivalents and short-term investments of $204,206.

Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. The Company will need to finance its operations through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At March 31, 2020 and December 31, 2019, cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market accounts and cash on deposit at commercial banks.

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

Reclassifications

The Company reclassified certain prior year balances on our consolidated statements of cash flows to conform to current year presentation. Those balances related to prepaid expenses and other assets and non-cash lease expense. These reclassifications had no effect on our net cash used by operating activities or our consolidated statements of operations and comprehensive loss.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. At March 31, 2020 and December 31, 2019, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions.  The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits.  The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Restricted Cash

In conjunction with the Company’s lease agreement entered into in March 2018 (see Note 5), the Company maintains a letter of credit for the benefit of the landlord. As of March 31, 2020 and December 31, 2019, the underlying cash balance of $210 securing this letter of credit, was classified as non‑current in its consolidated balance sheet.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which set forth the principles for recognition, measurement, presentation and disclosure of lease arrangements to enhance the transparency and comparability of financial reporting related to the arrangements. ASU 2016-02, including subsequently issued amendments, is collectively referred to as Accounting Standards

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Codification, Leases (Topic 842) (“ASC 842”). The Company adopted the standard on January 1, 2019 using the modified retrospective transition approach as applied to leases existing as of the adoption date. The standard is applied to all leases entered into after the initial adoption date.

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

Although separation of lease and non-lease components is required, certain practical expedients are available. Companies may elect the practical expedient to not separate lease and non-lease components. In which case, the Company would account for each lease component and the related non-lease component together as a single component. The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the arrangement consideration to the lease component only. The lease component results in an operating ROU asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates, including personnel expenses, share‑based compensation expense, allocated facility‑related and depreciation expenses, third‑party license fees and external costs of outside vendors engaged to conduct preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non‑refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. Milestone and other payments made to third parties with respect to in-process

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

research and development, in accordance with the Company’s license, acquisition and other similar agreements are expensed when determined to be probable and estimable.

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

Share‑Based Compensation

The Company measures all share-based awards granted to employees and directors based on their fair value on the date of grant.  The Company issues share-based awards with both service-based vesting conditions and performance-based vesting conditions. The Company recognizes compensation expense for awards with service conditions on a straight-line basis over the requisite service period.  For awards with performance conditions, the Company recognizes compensation expense when the achievement of the performance milestone is probable and estimable through the vest date.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2020 and 2019, the Company’s other comprehensive loss was comprised of unrealized gain (loss) on short-term investments as well as cumulative translation adjustments, net of tax.

Net Loss per Share

The Company follows the two‑class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two‑class method determines net loss per share for each class of common shares and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two‑class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common shareholders is computed by adjusting net loss attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common shareholders is computed by dividing the diluted net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding options and unvested restricted common shares are considered potential dilutive common shares.

In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three months ended March 31, 2020 and 2019.

Income Taxes

As an exempted company incorporated under the laws of Bermuda, the Company is principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. The Company’s wholly owned U.S. subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States.  The Company’s wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Germany and Kiniksa France, are subject to taxation in their respective countries. Certain of the Company’s subsidiaries, primarily Kiniksa US, operate under cost-plus arrangements.

The Company’s benefit for income taxes primarily relates to credits generated by its wholly owned subsidiary, Kiniksa US. The benefit for income taxes is a result of the taxable income earned by Kiniksa US under its cost-plus arrangement offset in part by tax benefits from the U.S. federal and state research and development tax credits, the Foreign Derived Intangible Income (“FDII”) deduction and share-based compensation taxable events. FDII was enacted as part of the tax reform enacted by the United States in December 2017, generally referred to as the U.S. Tax Cuts and Jobs Act with additional proposed regulations and guidance issued in 2019.  Upon the completion of the Company’s assessment, the Company has included the tax impact of FDII in its income tax expense for the three months ended

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

March 31, 2020, based on its understanding of the rules available at the time of this filing. However, the amounts recorded could be impacted in the future when the proposed regulations and guidance are finalized.

The Company provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Subsidiaries with losses for which no benefit can be claimed are excluded from this calculation, and their tax is recorded discretely in the period it arises. Certain other items such as changes in tax rates, tax benefits or expense related to settlements of share-based payment awards, and uncertain tax positions are treated as discrete items and are recorded in the period in which they arise.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB, issued ASU 2016-13, Financial Instruments: Credit Losses (Topic 326), as clarified in ASU 2019-04 and ASU 2019-05. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The standard became effective for the Company beginning on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Recently Issued Accounting Pronouncements

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

3.           Fair Value of Financial Assets and Liabilities

Short-term investments as of March 31, 2020 and December 31, 2019 consisted of U.S. Treasury notes which investments were each due within six months of such date. As of March 31, 2020 and December 31, 2019, the fair value of short-term investments was $97,870 and $186,452, respectively.  As of March 31, 2020, the amortized cost was

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

$97,630 and gross unrealized gain was $240.  As of December 31, 2019, the amortized cost was $186,415 and gross unrealized gain was $37.

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	54,855	—	—	54,855
Cash equivalents — U.S. Treasury notes	—	42,047	—	42,047
Short-term investments — U.S. Treasury notes	—	97,870	—	97,870
	$55,065	$139,917	$—	$194,982

	Fair Value Measurements
	as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	25,207	—	—	25,207
Cash equivalents — U.S. Treasury notes	—	10,192	—	10,192
Short-term investments — U.S. Treasury notes	—	186,452	—	186,452
	$25,417	$196,644	$—	$222,061

As of March 31, 2019, the Company did not hold any securities that were in an unrealized loss position. As of December 31, 2019, the Company held seven securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position at December 31, 2019 was $43,107. These securities were held by the Company in an unrealized loss position for less than 12 months. The Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020 and the year ended December 31, 2019 there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company's cash equivalents and short-term investments as of March 31, 2020 and December 31, 2019 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

4.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2020	2019
Furniture, fixtures and vehicles	$47	$47
Computer hardware and software	344	344
Leasehold improvements	3,627	3,627
Lab equipment	4,705	4,685
Construction in progress	—	20
Total property and equipment	8,723	8,723
Less: Accumulated depreciation	(2,919)	(2,325)
Total property and equipment, net	$5,804	$6,398

Depreciation expense was $594 and $471 during the three months ended March 31, 2020 and 2019, respectively.

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

On March 13, 2018, Kiniksa US entered into an operating lease in Lexington, Massachusetts for office and laboratory space that comprises the headquarters for Kiniksa US and on June 26, 2018, Kiniksa US entered into an amendment to the lease expanding the rentable space to a total of 27,244 square feet. On November 7, 2018, Kiniksa US entered into an amendment (the “Third Amendment”) to the lease expanding the rentable space to a total of 55,924 square feet which were occupied in phases through December 2019. The lease expires on July 31, 2021. Monthly lease payments include base rent, as well as, ancillary charges such as the share of operating expenses and real estate taxes. Base rent under the Third Amendment is $138 per month as of December 2019.

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

The components of lease cost consisted of operating lease costs and variable lease costs were $340 and $50 for the three months ended March 31, 2020, respectively. The components of lease cost consisted of operating lease costs and variable lease costs were $401 and $22 for the three months ended March 31, 2019, respectively. As of March 31, 2020, the weighted-average lease term was 1.22 years and the discount rate was 7.16%.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Maturities of operating leases liabilities were as follows:

As of March 31,
2020	$1,366
2021	972
2022	—
2023 and thereafter	—
Total future minimum lease payments	$2,338
Less imputed interest	(98)
Present value of lease liabilities	$2,240

6.           Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued research and development expenses	$8,479	$11,813
Accrued employee compensation and benefits	3,456	7,089
Accrued legal and professional fees	726	1,087
Other	718	426
	$13,379	$20,415

7.            Common Shares

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

The rights of the holders of the Company’s Class A common shares, Class B common shares, Class A1 common shares and Class B1 common shares are identical, except with respect to voting, transferability and conversion, as described below. As of March 31, 2020, no preferred shares were designated or issued.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Dividends

Common shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. Through March 31, 2020, no cash dividends have been declared or paid.

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

8.           Share‑Based Compensation

2018 Incentive Award Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Incentive Award Plan (the “2018 Plan”), which became effective on May 23, 2018. The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units and other share- or cash- based awards. Upon the effectiveness of the 2018 Plan, the Company ceased granting awards under its 2015 Equity Incentive Plan (as amended, the “2015 Plan” together with the 2018 Plan, the “Plans”).

A total of 4,466,500 Class A common shares were initially reserved for issuance under the 2018 Plan. The number of Class A common shares that may be issued under the 2018 Plan will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (i) 4% of the Class A common shares outstanding (on an as‑converted basis) on the final day of the immediately preceding calendar year and (ii) a smaller number of Class A common shares determined by the Company’s board of directors. In December 2019, the board of directors approved the automatic increase as of January 1, 2020 of 2,197,505 shares, equal to 4% of the as-converted Class A common shares outstanding on December 31, 2019. No more than 27,915,000 Class A common shares may be issued under the 2018 Plan upon the exercise of incentive options. The Class A common shares underlying any awards issued under the 2018 Plan or the 2015 Plan that on or after the effective date of the 2018 Plan expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised or forfeited under the 2018 Plan or the 2015 Plan will be added back to the Class A common shares available for issuance under the 2018 Plan. As of March 31, 2020, 3,226,660 shares remained available for future grant.

2015 Equity Incentive Plan

Until May 23, 2018 (the effective date of the 2018 Plan), the 2015 Plan provided for the Company to grant incentive share options, nonqualified share options, share grants and other share‑based awards to employees and non‑employees to purchase the Company’s Class A common shares. On the effective date of the 2018 Plan, the Company ceased granting awards under the 2015 Plan. At that time, the 4,691,213 Class A common shares subject to outstanding awards under the 2015 Plan remained reserved for issuance under the plan pursuant such awards and the

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

92,170 Class A common shares that had been available for future grant under the 2015 Plan were no longer authorized and reserved for issuance or available for future grant under the 2015 Plan.

As of March 31, 2020, there were 3,477,438 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance under the 2015 Plan pursuant to such awards. On May 23, 2018, the effective date of the 2018 Plan, the Company ceased granting awards under the 2015 Plan and no Class A common shares were available for future grant under the 2015 Plan in connection with the 2018 Plan becoming effective. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it.  Class A common shares subject to awards granted under the 2015 Plan that are forfeited, lapse unexercised or are settled in cash become available for issuance under the 2018 Plan.

The exercise price for incentive share options was determined by the Company’s board of directors. All incentive share options granted to any person possessing 10% or less of the total combined voting power of all classes of shares could not have an exercise price of less than 100% of the fair market value of the Class A common shares on the grant date. All incentive share options granted to any person possessing more than 10% of the total combined voting power of all classes of shares could not have an exercise price of less than 110% of the fair market value of the Class A common shares on the grant date. The option term for incentive share options could not be greater than 10 years. Incentive share options granted to persons possessing more than 10% of the total combined voting power of all classes of shares could not have an option term of greater than five years. The vesting period for equity‑based awards was determined by the board of directors, which was generally four to six years. For awards granted to employees and non‑employees with four‑year vesting terms, 25% of the option vests on the first anniversary of the grant date and the remaining shares vest equally each month for three years thereafter. For awards granted to employees with six‑year vesting terms, 16% of the option vests on the first anniversary of the grant date and the remaining shares vest based on a predetermined vesting schedule for five years thereafter.

2018 Employee Share Purchase Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Employee Share Purchase Plan (the “2018 ESPP”), which became effective on May 23, 2018. A total of 670,000 Class A common shares were initially reserved for issuance under the 2018 ESPP. The number of Class A common shares that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning in  2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (i) 1% of the Class A common shares outstanding (on an as‑converted basis) on the final day of the immediately preceding calendar year and (ii) a smaller number of Class A common shares determined by the Company’s board of directors, provided that no more than 6,420,000 Class A common shares may be issued under the 2018 ESPP.  As of March 31, 2020, 598,334 Class A common shares were available for future issuance under the 2018 ESPP. In December 2019, the Company’s board of directors determined that the January 1, 2020 automatic increase in shares available under the 2018 ESPP would be zero shares.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2019	8,491,734	$7.68
Granted	1,455,250	$10.74
Exercised	(643,867)	$2.50
Forfeited	(234,919)	$10.89
Cancelled	(77,326)	$16.72
Outstanding as of March 31, 2020	8,990,872	$8.39
Options exercisable as of March 31, 2020	3,176,450	$8.26
Options unvested as of March 31, 2020	5,814,422	$9.63

Option Valuation

The assumptions that the Company used to determine the grant‑date fair value of options granted to employees and directors under the Plans during the three months ended March 31, 2020 and 2019 were as follows, presented on a weighted‑average basis:

	Three Months Ended
	March 31,
	2020	2019
Risk-free interest rate	0.82%	2.58%
Expected term (in years)	6.25	6.25
Expected volatility	79.83%	78.18%
Expected dividend yield	0%	0%

Rilonacept Long-Term Incentive Plan

In December 2019, the compensation committee of the Company’s board of directors approved the Company’s Rilonacept Long-Term Incentive Plan (“RLTIP”) under the 2018 Plan to incentivize eligible employees of the Company or any of its subsidiaries to achieve U.S. Food and Drug Administration (“FDA”) approval for the commercial sale and marketing of rilonacept for the treatment of recurrent pericarditis in the United States (“RLTIP Milestone”).  The RLTIP provides for the potential to receive a cash award and two grants of restricted share unit (“RSU”) awards covering Class A common shares under the 2018 Plan. The target award value for each of the cash award and the two RSU awards will be equal to one-third of a participant’s annual target bonus for the year of grant, as determined in accordance with the RLTIP.

Depending on the date-range within which the RLTIP Milestone is achieved (such date the “Achievement Date”), the RLTIP provides for (1) an earnout percentage that can be achieved as to 100%, 50%, 25% or 0% and (2) an upside earnout percentage that can be achieved as to 50%, 25% or 0%. No awards will be earned or vest, and the second RSU award will not be granted, in the event the Achievement Date does not occur by a specified date.

The cash award is eligible to be earned and vested upon the Achievement Date with respect to an amount determined in accordance with the RLTIP based on the earnout percentage.  The number of Class A common shares issuable under the first RSU award (“First RSU Award”) as a result of the RLTIP Milestone will be determined in

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

accordance with the RLTIP based on the earnout percentage, and such RSUs will vest on the first anniversary of the Achievement Date, subject to continued employment through such date. The second RSU award will be granted on the Achievement Date with respect to a number of shares determined in accordance with the RLTIP, based on both the earnout percentage and the upside earnout percentage, and will vest on the second anniversary of the Achievement Date, subject to continued employment through such date.

Restricted Share Units

An RSU represents the right to receive shares of the Company’s Class A common shares upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s Class A common shares on the date of grant. In December 2019, the Company granted RSUs with service conditions (“Time-Based RSUs”) that vest in one installment on December 31, 2020, subject to the recipient’s continued employment through that date. During the year ended December 31, 2019, the Company also granted the First RSU Award as part of the RLTIP, which becomes eligible to vest upon the Achievement Date and will vest upon the first anniversary of such date, subject to the recipient’s continued employment through that date. In the event the RLTIP Milestone is not achieved, none of the First RSU Award will vest.

The grant-date fair value of the Time-Based RSUs granted in 2019 was $1,250 and will be recognized on a straight-line basis through the vest date for these RSUs. For the three months ended March 31, 2020, the Company recognized $261 in Time-Based RSU expense. The grant-date fair value of the First RSU Award was $2,994 and will be recognized when the RLTIP Milestone is deemed probable of achievement through the date the First RSU Award will vest. During the three months ended March 31, 2020, the Company did not recognize compensation expense related to the First RSU Award, as achievement of the RLTIP Milestone was determined to be not probable.

The following table summarizes RSU activity for the three months ended March 31, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2019	328,296	$12.93
Granted	—	$—
Vested	—	$—
Forfeited	(26,253)	$12.93
Unvested RSUs as of March 31, 2020	302,043	$12.93

Share‑Based Compensation

Share‑based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2020	2019
Research and development expenses	$1,769	$1,187
General and administrative expenses	2,440	1,706
	$4,209	$2,893

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

9.           License and Acquisition Agreements

Biogen Asset Purchase Agreement

In September 2016, the Company entered into an asset purchase agreement (the "Biogen Agreement") with Biogen MA Inc. ("Biogen") to acquire all of Biogen's right, title and interest in and to certain assets used in or relating to vixarelimab (KPL-716) and other antibodies covered by certain patent rights, including patents and other intellectual property rights, clinical data, know-how, and clinical drug supply. In addition, Biogen granted to the Company a non-exclusive, sublicensable, worldwide license to certain background patent rights related to the vixarelimab program. The Company is obligated to use commercially reasonable efforts to develop and commercialize such acquired products.

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

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, including milestone payments of $4,000 and $10,000 paid during the year ended December 31, 2017 and the year ended December 31, 2019, respectively, each payment was associated with the achievement of a specified clinical milestone event. No milestones were achieved or paid during the three months ended March 31, 2020. Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

The Company also agreed to pay certain obligations under third‑party contracts retained by Biogen that relate to the vixarelimab program. Under these retained contracts, the Company paid a one‑time upfront sublicense fee of $150 and is obligated to pay insignificant annual maintenance fees as well as clinical and regulatory milestone payments of up to an aggregate of $1,575.

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

During the three months ended March 31, 2020, the Company recorded research and development expense of $64, primarily related to a milestone and the annual maintenance fee both in connection with the retained contracts. During the three months ended March 31, 2019, the Company recorded research and development expense of $10,002 primarily related to an accrued milestone associated with the achievement of a specified clinical milestone event due under the Biogen Agreement.

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

The Company did not record any research and development expense during the three months ended March 31, 2020 and 2019, in connection with milestone payments due under the Novo Nordisk Agreement.

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

In January 2019, the Company exercised the call option and in March 2019, the Company acquired all of the issued and outstanding equity securities of Primatope (the “Primatope Acquisition”) in exchange for $18,000 comprised of upfront consideration of $10,000 at closing and milestone payments of $5,000, which had been achieved as of the closing date, and in June 2019, the Company made the final milestone payment of $3,000, which was achieved during the year ended December 31, 2019 following the closing, each paid in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the Primatope Agreement. At the closing of the Primatope Acquisition, Primatope became a wholly owned subsidiary of the Company and the acquisition was accounted for as an asset acquisition as it did not meet the definition of a business.  The Company recorded the upfront payment and milestone payments as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in‑process research and development and had no alternative future use.

During the three months ended March 31, 2020, the Company did not incur any research and development expense directly in connection with milestone or other payments related to the Primatope Acquisition or the Primatope Agreement. During the three months ended March 31, 2019, the Company recorded research and development expense of $18,000 related to the Primatope Acquisition.

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

The Company did not incur any research and development expense in connection with the BIDMC Agreement during the three months ended March 31, 2020 and 2019.

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

The parties also entered into a clinical supply agreement under which Regeneron agreed to manufacture the developed product during the clinical phase. During the three months ended March 31, 2020, the Company did not incur any research and development expense related to the purchase of drug materials under this agreement. During the three months ended March 31, 2019, the Company recorded research and development expense of $515, related to the purchase of drug materials under this agreement.  As of March 31, 2020 and December 31, 2019, the Company had non-cancelable purchase commitments under the clinical supply agreement (see Note 12).

The Regeneron Agreement will expire when the Company is no longer developing or commercializing any licensed product under the Regeneron Agreement. Either party may terminate the agreement upon the other party’s insolvency or bankruptcy or for material breach of the agreement by the other party that remains uncured for 90 days (or 30 days for payment‑related breaches). Regeneron has the right to terminate the agreement if the Company suspends its development or commercialization activities for a consecutive 12‑month period or does not grant a sublicense to a

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

third‑party to perform such activities, or if the Company challenges any of the licensed patent rights. The Company may terminate the agreement at any time that is 18 months after the effective date of the agreement with 180 days’ written notice or with one year’s written notice if the Company terminates the agreement following U.S. marketing approval of a rilonacept product developed by the Company. The Company may also terminate the agreement with three months’ written notice if the products are determined to have certain safety concerns.

The Company did not incur any research and development expense directly related to milestone payments due under the Regeneron Agreement during the three months ended March 31, 2020 and 2019.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

During the three months ended March 31, 2020 and 2019, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

Kite Clinical Collaboration Agreement

In December 2019, the Company entered into a clinical collaboration (the “Kite Agreement”) with Kite Pharma, Inc., a Gilead Company (“Kite”), to initiate a Phase 2 clinical trial evaluating the combination of Yescarta (axicabtagene ciloleucel) and mavrilimumab in relapsed or refractory large B-Cell lymphoma. The objective of the Phase 2 trial is to determine the effect of mavrilimumab on the safety of Yescarta. Treatment related induction of GM-CSF has been identified through clinical, translational and preclinical studies as a potential key signal associated with side effects of chimeric antigen receptor T, or CAR T, cell therapy. Preclinical evidence suggest the potential for interruption of GM-CSF signaling to disrupt CAR T cell mediated inflammation without disrupting anti-tumor activity. Kite will be the sponsor of this study and responsible for its conduct.  Under the Kite Agreement, Kite and the Company agreed to share a portion of the costs incurred in conducting the study.

The Kite Agreement will expire on the one-year anniversary of the date that Kite provides the clinical study report to the Company or unless otherwise terminated in accordance with the Kite Agreement.

The Company evaluated the agreement and determined all costs and expenses will be recognized as incurred as research and development expenses. During the three months ended March 31, 2020, the Company did not record any research and development expense in connection with the Kite Agreement.

10.         Net Loss per Share

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

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss attributable to common shareholders	$(26,419)	$(65,821)
Denominator:
Weighted average common shares outstanding—basic and diluted	55,322,690	51,758,353
Net loss per share attributable to common shareholders— basic and diluted	$(0.48)	$(1.27)

The Company’s unvested restricted shares and RSUs have been excluded from the computation of basic net loss per share attributable to common shareholders.

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

	As of March 31,
	2020	2019
Options to purchase common shares	8,990,872	7,195,501
Unvested restricted shares	—	609,593
Unvested RSUs	302,043	—
	9,292,915	7,805,094

11.         Income Taxes

As an exempted company incorporated under the laws of Bermuda, the Company is principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. The Company’s wholly owned U.S. subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Germany and Kiniksa France, are subject to taxation in their respective countries. Certain of the  Company’s subsidiaries, primarily Kiniksa US, operate under cost‑plus arrangements.

The income tax rate for the three months ended March 31, 2020 varied from the Bermuda statutory rate of zero primarily due to income subject to United States taxation under the Kiniksa US cost-plus arrangement with the Company, net of the deduction for FDII and U.S. federal and state research tax credits. Income tax benefit for the three months ended March 31, 2020 was $2,179 and includes a net $1,828 discrete tax benefit  primarily due to the tax benefits from share-based compensation taxable events. Income tax benefit for the three months ended March 31, 2019 was not materially different than the Bermuda statutory rate.

As of March 31, 2020, the Company has a deferred tax asset of $5,410, primarily related to unexercised share-based compensation granted to the employees of Kiniksa US. Management examines all positive and negative evidence to estimate whether sufficient future taxable income in the U.S. will be generated to permit the use of existing deferred tax assets.

12.         Commitments and Contingencies

License Agreements

The Company entered into license agreements with various parties under which it is obligated to make contingent and non‑contingent payments (see Note 9).

Manufacturing Commitments

The Company entered into agreements with several contract manufacturing organizations to provide preclinical and clinical trial materials.  As of March 31, 2020, the Company had committed to minimum payments under these agreements totaling $1,508.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Rilonacept Long-Term Incentive Plan

During the year ended December 31, 2019, the Company granted a cash award and the First RSU Award to employees under the RLTIP.  The cash award vests upon the achievement of the RLTIP Milestone, subject to the recipient’s continued employment. The First RSU Award becomes eligible to vest upon the achievement of the RLTIP Milestone, and will vest upon the first anniversary of such date, subject to the recipient’s continued employment through that date. As of March 31, 2020,  the Company estimated cash payments of $1,938 under the RLTIP. In the event the RLTIP Milestone is not achieved, the cash award will not be paid and the First RSU Award will not vest.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors, officers and other key personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or other key personnel. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2020 or December 31, 2019.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our audited consolidated financial statements and related notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K, or Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. As a result of many factors, including those factors set forth in the risks identified in Part II-Item 1A “Risk Factors” section of this Quarterly Report and our other filings with the Securities and Exchange Commission, or SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients with significant unmet medical need. We have a pipeline of clinical-stage product candidates that are based on strong biologic rationale or validated mechanisms, target underserved conditions and offer the potential for differentiation. These assets are designed to modulate immunological signaling pathways that are implicated across a spectrum of diseases. Our product candidates include rilonacept, mavrilimumab, vixarelimab (KPL‑716) and KPL‑404.

Our lead candidate is rilonacept, an interleukin‑1α, and interleukin‑1β, cytokine trap. We are developing rilonacept for the potential treatment of recurrent pericarditis, a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. We are conducting a global, double-blind, placebo‑controlled, randomized‑withdrawal design, pivotal Phase 3 clinical trial of rilonacept in subjects with recurrent pericarditis, named RHAPSODY, for which we have completed enrollment. We expect top-line data from this trial in the second half of 2020. We received Breakthrough Therapy designation from the U.S. Food and Drug Administration, or FDA, for rilonacept for the treatment of recurrent pericarditis in 2019, and reported final data from our open label Phase 2 proof of concept clinical trial of rilonacept in a range of recurrent pericarditis populations at the American Heart Association Scientific Sessions in November 2019.

Mavrilimumab is a monoclonal antibody that antagonizes granulocyte-macrophage colony stimulating factor. We are evaluating mavrilimumab for the potential treatment of giant cell arteritis, or GCA, a chronic inflammatory disease of the medium-to-large arteries with an estimated U.S. prevalence of approximately 75,000 to 150,000 patients. We are conducting a randomized, double‑blind, placebo‑controlled, global Phase 2 proof‑of‑concept trial for the study of mavrilimumab in GCA, for which we have completed enrollment. We expect top-line data from this trial in the second half of 2020. In December 2019, we entered into a clinical collaboration with Kite Pharma, Inc., a Gilead Company, or Kite, to initiate a Phase 2 clinical trial evaluating the combination of Yescarta® (axicabtagene ciloleucel) and mavrilimumab in relapsed or refractory large B-Cell lymphoma. The objective of the Phase 2 trial is to determine the effect of mavrilimumab on the safety of Yescarta. Treatment related induction of GM-CSF has been identified through clinical, translational and preclinical studies as a potential key signal associated with side effects of chimeric antigen receptor T, or CAR T, cell therapy. Preclinical evidence suggest the potential for interruption of GM-CSF signaling to disrupt CAR T cell mediated inflammation without disrupting anti-tumor activity. Kite will be the sponsor of this study and responsible for its conduct. Further, we recently announced evidence of treatment response with mavrilimumab from an open-label treatment protocol conducted in Italy by an academic investigator in 6 non-mechanically ventilated patients with severe novel coronavirus 2019, or COVID-19, pneumonia and hyperinflammation as well as from an additional 7 such patients who were subsequently treated with mavrilimumab. We have engaged with the FDA and are preparing for a potential registrational development program for mavrilimumab in COVID-19 pneumonia and hyperinflammation. In parallel, academic investigators in the U.S. and Italy are planning investigator-initiated placebo-controlled studies.

Vixarelimab is a monoclonal antibody that simultaneously inhibits the signaling of the cytokines interleukin 31, or IL-31, and oncostatin M, or OSM, by targeting their common receptor subunit, oncostatin M receptor beta, or OSMRβ. We are conducting a randomized, double-blind, placebo-controlled, Phase 2a clinical trial of vixarelimab in subjects with prurigo nodularis, a chronic inflammatory skin condition with an estimated U.S. prevalence of approximately 300,000 patients. We recently announced data from our Phase 2a trial of vixarelimab in patients with prurigo nodularis, a chronic inflammatory skin condition. The trial met its primary efficacy endpoint: the reduction in weekly-average Worst-Itch Numeric Rating Scale (WI-NRS) from baseline at Week 8 was statistically significantly greater in patients who received vixarelimab versus those who received placebo. We are also conducting an exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus. This randomized, double-blind, placebo-controlled trial is designed to identify chronic pruritic conditions where signaling through OSMRβ may be playing a role and to investigate the efficacy, safety and tolerability of vixarelimab in reducing the moderate-to-severe pruritus experienced by these subjects. We expect data from cohorts of this trial in the first half of 2020.

KPL-404 is a monoclonal antibody inhibitor of the CD40/CD40L interaction, a central control node of T‑cell‑dependent, B‑cell‑mediated humoral adaptive immunity. In the first quarter of 2019, we acquired all of the outstanding capital stock of Primatope Therapeutics, Inc., or Primatope, the company that owned or controlled the intellectual property related to KPL‑404. In the second half of 2019, we initiated a single-ascending-dose Phase 1 clinical trial of KPL-404 in healthy volunteers. The first-in-human trial is designed to provide safety and pharmacokinetics data as well as data regarding receptor occupancy and T-cell dependent antibody response in these subjects. We expect data in the second half of 2020.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $26.4 million and $65.8 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $382.5 million. We expect to continue to incur significant operating losses for at least the next several years as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in‑licensing or acquisition of additional product candidates. We expect to incur significant expenses in connection with our ongoing activities, particularly as we advance the clinical trials, preclinical activities of our product candidates, and prepare for commercial operations.

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

Because of the numerous risks and uncertainties associated with product development, including any impact from the COVID-19 pandemic, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $204.2 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”  Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Rilonacept	$4,037	$5,363
Mavrilimumab	2,210	5,574
Vixarelimab (1)	2,655	16,450
KPL-404 (2)	1,271	19,426
Unallocated research and development expenses	10,728	12,440
Total research and development expenses	$20,901	$59,253

(1)

The amount for the three months ended March 31, 2019 includes expense of $10.0 million related to a milestone under our asset purchase agreement with Biogen MA, Inc., or Biogen, associated with the achievement of a specified clinical milestone event.

(2)

The amount for the three months ended March 31, 2019 includes expense of $18.0 million related to our acquisition of the issued and outstanding equity securities of Primatope and milestone achievements, paid in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the stock purchase option agreement with Primatope, or the Primatope Agreement.

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. As a result, we expect that our research and development expenses will be substantial over the next several years as we conduct our ongoing and planned clinical trials for rilonacept, mavrilimumab, vixarelimab and KPL-404, as well as conduct other preclinical and clinical development including regulatory filings for our product candidates. As a result, our related personnel costs will increase, including costs associated with share‑based compensation. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates.

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the potential impact of the COVID-19 pandemic on our business, including our preclinical studies, clinical trials and operations;
•	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
•	establishing an appropriate safety and efficacy profile with Investigational New Drug, or IND, enabling and clinical studies;
•	the successful enrollment and initiation, performance and completion of preclinical studies and clinical trials;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the FDA;
•	the extent of any required post‑marketing approval commitments to applicable regulatory authorities;
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

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses, while our assets remain in Bermuda. Our wholly owned U.S. subsidiaries, Kiniksa Pharmaceuticals Corp., or Kiniksa US, and Primatope are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa Pharmaceuticals (UK), Ltd., and its wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH and Kiniksa Pharmaceuticals (France) SARL are subject to taxation in their respective countries. Our benefit for income taxes relates to credits generated by our wholly owned subsidiary Kiniksa US as well as the tax deductions associated with equity compensation transactions.

As of December 31, 2019, we had federal research and development tax credit carryforwards of approximately $0.2 million available to reduce future tax liabilities, which begin to expire in 2039. As of December 31, 2019, we had state research and development tax credit carryforwards of approximately $0.3 million available to reduce future tax liabilities, which begin to expire in 2034.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$20,901	$59,253	$(38,352)
General and administrative	8,486	8,394	92
Total operating expenses	29,387	67,647	(38,260)
Loss from operations	(29,387)	(67,647)	38,260
Interest income	789	1,809	(1,020)
Loss before benefit for income taxes	(28,598)	(65,838)	37,240
Benefit for income taxes	2,179	17	2,162
Net loss	$(26,419)	$(65,821)	$39,402

Research and Development Expenses

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
Rilonacept	$4,037	$5,363	$(1,326)
Mavrilimumab	2,210	5,574	(3,364)
Vixarelimab	2,655	16,450	(13,795)
KPL-404	1,271	19,426	(18,155)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	7,361	6,424	937
Other	3,367	6,016	(2,649)
Total research and development expenses	$20,901	$59,253	$(38,352)

Research and development expenses were $20.9 million for the three months ended March 31, 2020, compared to $59.3 million for the three months ended March 31, 2019. The decrease of $38.4 million was primarily due to expenses incurred in the three months ended March 31, 2019 related to $10.0 million for a milestone for our vixarelimab program and $18.0 million for the acquisition of all of the outstanding stock of Primatope.

The direct costs for our rilonacept program were $4.0 million during the three months ended March 31, 2020, compared to $5.4 million during the three months ended March 31, 2019, or an decrease of $1.4 million.  During the three months ended March 31, 2020, expenses incurred primarily related to conducting RHAPSODY, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, compared to the three months ended March 31, 2019, in which expenses incurred related to the start of RHAPSODY, including the purchase of clinical drug supply as well as for conducting our open-label Phase 2 proof-of-concept clinical trial.

The direct costs for our mavrilimumab program were $2.2 million during the three months ended March 31, 2020, compared to $5.6 million during the three months ended March 31, 2019, or a decrease of $3.4 million.  During the three months ended March 31, 2020, expenses incurred related primarily to clinical trial and supply costs associated with our global Phase 2 clinical trial in GCA compared to the three months ended March 31, 2019, in which expenses incurred related primarily to manufacturing, process development, and the start of our GCA clinical trial.

The direct costs for our vixarelimab program were $2.7 million during the three months ended March 31, 2020, compared to $16.5 million during the three months ended March 31, 2019, or a decrease of $13.8 million. During the three months ended March 31, 2020, expenses incurred primarily related to expenses incurred for our Phase 2a clinical trial in prurigo nodularis and our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus, including manufacturing and development costs for our clinical drug supply, compared to the three months ended March 31, 2019, in which expenses incurred related to an accrued milestone of $10.0 million under our asset purchase agreement with Biogen associated with the achievement of a specified clinical milestone event as well as expenses incurred for our Phase 2a clinical trial in prurigo nodularis including manufacturing and development costs for our clinical drug supply.

The direct costs for our KPL‑404 program were $1.3 million during the three months ended March 31, 2020, compared to $19.4 million during the three months ended March 31, 2019, or a decrease of $18.1 million.  During the three months ended March 31, 2020, expenses incurred primarily related to preclinical expenses and initiation of our Phase 1 trial. During the three months ended March 31, 2019, expenses incurred related to $18.0 million of expense related to the acquisition of all the issued and outstanding equity securities of Primatope in accordance with the terms and conditions of the Primatope Agreement comprised of upfront consideration of $10.0 million paid at closing as well as milestone payments of $5.0 million which had been achieved as of the closing date, and a milestone of $3.0 million, which we deemed to be probable and estimable and accrued for as of March 31, 2019, each paid or payable in a combination of cash and Class A common shares (inclusive of escrow and holdback amounts) in accordance with the terms and conditions of the Primatope Agreement.

 Unallocated research and development expenses were $10.7 million for the three months ended March 31, 2020 compared to $12.4 million for the three months ended March 31, 2019. The decrease of $1.7 million in unallocated research and development expenses was due to a decrease of $1.9 million related to the termination of our license agreement with Novo Nordisk, or Novo, and the cessation of our development of KPL-045 and a decrease of $0.7 million in other expenses including operating costs for our laboratory as well as general research costs. The decrease was offset by an increase of $0.9 million in personnel-related costs primarily related to share-based compensation and contract staff.  Personnel-related costs for the three months ended March 31, 2020 and 2019 included share-based compensation of $1.8 million and $1.2 million, respectively.

General and Administrative Expenses

General and administrative expenses were $8.5 million for the three months ended March  31, 2020 compared to $8.4 million for the three months ended March  31, 2019. The increase of $0.1 million was primarily due to increases of $0.8 million in personnel-related costs partially offset by a decrease of $0.7 million in professional fees and other expenses. Personnel-related costs for the three months ended March 31, 2020 and 2019 included share-based compensation of $2.4 million and $1.7 million, respectively, or an increase of $0.7 million. Professional fees decreased primarily due accounting and legal cost associated to the acquisition of Primatope and other professional fees.

Interest Income

Interest income was $0.8 million for the three months ended March  31, 2020 compared to $1.8 million for the three months ended March  31, 2019. The decrease was due to lower invested balances and lower interest rates on U.S. Treasury notes.

Benefit for Income Taxes

For the three months ended March  31, 2020, we recorded a benefit for income taxes of $2.2 million relating primarily to the tax impact from the exercise of share options.

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

As of March  31, 2020, we had cash, cash equivalents and short-term investments of $204.2 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(31,796)	$(63,256)
Net cash provided by (used in) investing activities	88,790	(9,278)
Net cash provided by financing activities	2,414	83,187
Net increase in cash and cash equivalents and restricted cash	$59,408	$10,653

Operating Activities

During the three months ended March 31, 2020, operating activities used $31.8 million of cash, primarily resulting from our net loss of $26.4 million and net cash used in our operating assets and liabilities of $9.2 million, partially offset by non-cash charges of $3.8 million. Net cash used in our operating assets and liabilities for the three months ended March 31, 2020 consisted of a $1.2 million decrease in accounts payable, a $7.0 decrease in accrued expenses and other liabilities, a $0.4 million decrease in operating lease liabilities, and a $0.6 million increase in prepaid expenses and other current assets, partially offset by a $0.1 million increase in other long-term liabilities. The decrease in accrued expense and other liabilities is primarily due to the cash payment of the 2019 employee bonuses. The increase in prepaid expenses and other current assets was due to increases in prepaid expenses to CROs related to our clinical trials and an increase for the income tax receivable.

During the three months ended March 31, 2019, operating activities used $63.3 million of cash, primarily resulting from our net loss of $65.8 million, partially offset by non-cash charges of $9.6 million and net cash used in our operating assets and liabilities of $7.0 million. Net cash used in our operating assets and liabilities for the three months ended March 31, 2019 consisted of a $0.4 million decrease in accrued expenses and a $3.3 million decrease in accounts payable, a $0.3 million decrease in operating lease liabilities, a $1.5 million increase in prepaid expenses and other current assets, partially offset by a $0.5 million increase in other long-term liabilities. The decrease in accrued expenses was due primarily to a $2.0 million decrease in accrued milestones, which consisted of milestone payments of $15.0 million, partially offset by accrued milestones of $13.0 million.  The decrease in accounts payable was primarily due to the timing of vendor invoicing and payments.  The increase in prepaid expenses and other current assets was due to interest receivable and prepaid expenses to CMOs related to manufacturing development and CROs related to our clinical trials.  The decrease in operating lease liabilities was due to monthly payments for our right of use assets.  The increase in other long-term liabilities relates to the portion of consideration to be paid in Class A common shares that was held back in accordance with the terms and conditions of the Primatope Agreement.

 Investing Activities

During the three months ended March  31, 2020 investing activities provided $88.8 million of cash, consisting of $115.2 million from proceeds of maturities of short-term investments, partially offset by $26.2 million of purchases of short-term investments and $0.2 million of purchases of property and equipment.

During the three months ended March 31, 2019 investing activities used $9.3 million of cash, consisting of $1.6 million of purchases of property and equipment and $181.8 million of purchases of short-term investments offset by $174.1 million from proceeds of maturities of short-term investments.

 Financing Activities

During the three months ended March  31, 2020, net cash provided by financing activities was $2.4 million, primarily consisting of proceeds from exercise of share options.

During the three months ended March 31, 2019, net cash provided by financing activities was $83.2 million, consisting of $83.0 million from proceeds from our issuance and sale of Class A common shares in a follow-on public offering, inclusive of the concurrent issuance and sale of Class A1 common shares in a private placement, and exercise in part of the underwriters’ over-allotment option to purchase additional Class A common shares and concurrent issuance after deduction of underwriting commissions and discounts and other offering costs.

Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities, particularly as we advance the clinical trials, preclinical activities of our product candidates and prepare for commercial operations. Additionally, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur expenses as we:

•	conduct our current clinical trials for rilonacept, mavrilimumab, vixarelimab and KPL-404, as applicable;
•	manufacture, or have manufactured on our behalf, our preclinical and clinical drug material and develop processes for late-stage and commercial manufacturing;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
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

We believe that our existing cash, cash equivalents and short‑term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we may require additional capital if we choose to pursue in‑licenses or acquisitions of other product candidates and technologies or their related businesses. If we receive regulatory approval for rilonacept or our other product candidates, pursue additional indications for our existing product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•	any impact of the COVID-19 pandemic on our business, including our preclinical studies and clinical trials, and operations;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs, timing and ability to manufacture our product candidates to supply our clinical and preclinical development efforts and our clinical trials;
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

 Contractual Obligations and Commitments

During the three months ended March 31, 2020, there were no material changes outside the ordinary course of our business to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the Annual Report. See Note 12 to our consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” of this Quarterly Report for a discussion of obligations and commitments.

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

During the three months ended March 31, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2020, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Further, the COVID-19 pandemic has adversely impacted the U.S. economy and financial markets, and any prolonged impact may have an impact on market interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.Risk Factors.

You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our audited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Class A common shares could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

We have incurred significant losses related to expenses for research and development and our ongoing operations. Our net losses for the three months ended March 31, 2020 and 2019 were $26.4 million and $65.8 million, respectively. As of March 31, 2020, we had an accumulated deficit of $382.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as a result of many factors, including:

•

our research and preclinical and clinical development of our product candidates, including our global, pivotal Phase 3 clinical trial for rilonacept for the treatment of recurrent pericarditis, named RHAPSODY for which we have completed enrollment, our global Phase 2 clinical trial with mavrilimumab for the treatment of giant cell arteritis, or GCA, for which we have completed enrollment, our potential registrational clinical development program for mavrilimumab for the treatment of the novel coronavirus 2019, or COVID-19, pneumonia and hyperinflammation, our Phase 2a clinical trial with vixarelimab in prurigo nodularis and our exploratory Phase 2 clinical trial for vixarelimab in diseases characterized by chronic pruritus, as well as our Phase 1 clinical trial in healthy volunteers for KPL-404;

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

The development and commercialization of biopharmaceutical products is capital intensive. We are advancing our product candidates through research, preclinical and clinical development, including through our global, pivotal Phase 3 clinical trial for rilonacept for the treatment of recurrent pericarditis, named RHAPSODY, for which we have completed enrollment, our global Phase 2 clinical trial for mavrilimumab for the treatment of GCA for which we have completed enrollment, our potential registrational clinical development program for mavrilimumab for the treatment of COVID-19 pneumonia and hyperinflammation, our Phase 2a clinical trial for vixarelimab for the treatment of prurigo nodularis, our exploratory Phase 2 clinical trial with vixarelimab in diseases characterized by chronic pruritus, and our Phase 1 clinical trial with KPL-404 in healthy volunteers. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of our product candidates, establish and expand our sales, marketing and distribution capabilities, infrastructure and organization, or enter into agreements with third parties to conduct one or more of these commercialization activities. In addition, if we obtain marketing approval for any of our product candidates,  we expect to incur significant additional commercialization expenses related to manufacturing, product sales, marketing and distribution. As our product candidates progress through development and towards commercialization, we will need to make milestone payments and, if successful, eventually make royalty payments to the licensors and other third parties from whom we have acquired our product candidates. Furthermore, we expect to continue to incur costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on acceptable terms, if at all, we will be forced to delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or commercialization efforts.  We also may not be able to expand our operations or otherwise capitalize on our business opportunities, or may be required to relinquish rights to our product candidates or products.

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private securities offerings, debt financings or other sources, including government funding or grants. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•

the results from, and the time and cost necessary for, completing our global, pivotal Phase 3 clinical trial for rilonacept in recurrent pericarditis, RHAPSODY, our global Phase 2 clinical trial for mavrilimumab in GCA, our collaborators’ investigator-initiated studies in the United States and Italy and our potential clinical development program for mavrilimumab for the treatment of COVID-19 pneumonia and hyperinflammation, the planned Phase 2 clinical trial evaluating the combination of Yescarta (axicabtagene ciloleucel) and mavrilimumab in relapsed or refractory large B-Cell lymphoma under our clinical collaboration with Kite, a Gilead Company, or Kite, for which Kite will be the sponsor and responsible for the conduct of the trial, our Phase 2a clinical trial for vixarelimab in prurigo nodularis, our exploratory Phase 2 clinical trial for vixarelimab in diseases characterized by chronic pruritus, and our Phase 1 clinical trial in healthy volunteers for KPL-404;

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

Any additional fundraising efforts may divert our management from their day‑to‑day activities, which may adversely affect our ability to develop and commercialize our product candidates. The COVID-19 pandemic is adversely impacting the global economy with the potential for the economic downturn to be severe and prolonged.  A severe or prolonged economic downturn could result in a variety of risks to our business, including disruptions in the financial markets, that may make our ability to raise additional capital when needed, including through private or public securities offerings and debt financings more difficult to obtain, if at all, and may have a material adverse effect on our ability to meet our fundraising needs when they arise.

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

Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through private or public securities offerings, debt financings, government funding or grants, or other sources, including licensing, collaboration or other strategic transactions or arrangements with third parties. The terms of any financing may adversely affect the holdings or the rights of our shareholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our Class A common shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Obtaining funds through licensing, collaboration or other strategic transactions or arrangements with third parties may require us to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our shareholders, and may cause the market price of our Class A common shares to decline.

Risks Related to Product Development

We depend heavily on the success of one or more of our product candidates,  which are in various stages of clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We do not currently generate any revenue from sales of any products, and we may never be able to develop or commercialize marketable products. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable regulatory authorities outside of the United States. We have four product candidates in various stages of clinical development. Our assumptions about why our product candidates are worthy of future development and potential approval in the indications for which we are studying them, or any other indications, are based on either indirect data primarily collected by other companies or our preclinical and clinical trials. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them, and they may not be approved. Although rilonacept is approved and marketed for human use for the treatment of cryopyrin-associated periodic syndrome, or CAPS, in the United States by Regeneron, we are studying rilonacept for the treatment of a different indication called recurrent pericarditis, which is in a global, pivotal Phase 3 clinical trial, RHAPSODY. Mavrilimumab has been through Phase 2 clinical trials conducted by MedImmune for the treatment of rheumatoid arthritis, or RA, but our global Phase 2 clinical trial with mavrilimumab is for the treatment of GCA. Further, we are engaging with the FDA on our potential registrational clinical development program for mavrilimumab for the treatment of COVID-19 pneumonia and hyperinflammation. Vixarelimab is being studied in a Phase 2a clinical trial in prurigo nodularis and an exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus.  In addition, KPL-404 has progressed into a Phase 1 clinical trial in healthy volunteers.  Our future preclinical product candidates would need to progress through toxicology studies and other requirements to enable an Investigational New Drug application, or IND, prior to clinical development.

We have not submitted, and we may never submit marketing applications to the FDA or comparable regulatory authorities outside of the United States for our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval.   Further, our product candidates may not receive regulatory approval even if we complete a successful clinical trial. We may also determine that the potential product and commercial profile of any of our product candidates would not ultimately be commercially successful and could therefore elect not to continue its development.  If we do not receive regulatory approvals for one or more of our product candidates, we may not be able to continue our operations.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome.  We are conducting a global, pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, RHAPSODY, for which we have completed enrollment, a global Phase 2 clinical trial with mavrilimumab for the treatment of GCA for which we have completed enrollment, our potential registrational clinical development program for mavrilimumab for the treatment of COVID-19 pneumonia and hyperinflammation, a Phase 2a clinical trial with vixarelimab in prurigo nodularis, an exploratory Phase 2 clinical trial with vixarelimab in diseases characterized by chronic pruritus, and a Phase 1 clinical trial with KPL-404 in healthy volunteers.  We cannot guarantee that any of our current or potential future clinical trials will be conducted as planned or completed on schedule, if at all.

Commencing a clinical trial is subject to acceptance by the FDA of an IND or IND amendments, acceptance by European regulatory authorities of a Clinical Trial Application, or CTA, or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, European regulatory authorities or other applicable regulatory authorities.  We may receive feedback or guidance from regulatory authorities on our clinical trial design and protocols and even after we incorporate such feedback or guidance from these regulatory authorities, such regulatory authorities may impose other requirements for our clinical trials, could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant preclinical studies, clinical trials or chemistry, manufacturing and controls, or CMC, data, or disagree or change their position on the acceptability of our trial designs, including the proposed dosing level or schedule, treatment duration, our definitions of the patient populations or the clinical endpoints selected, which may require us to complete additional preclinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect.  For example, the FDA has provided feedback that the risk-benefit assessment for investigation of mavrilimumab in a clinical trial may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk-benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment options. In addition, we anticipate that other potential indications for mavrilimumab would need to be in serious or life-threatening diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to pursue clinical development in such indications. Further, based on FDA feedback we received in connection with its review and approval of an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the safety and effectiveness of mavrilimumab at the 26 weeks of dosing stipulated in our Phase 2 clinical trial, and eventually demonstrate safety and effectiveness of mavrilimumab beyond 26 weeks, as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses in GCA.  In addition, the development of mavrilimumab in other potential indications, such as the treatment of COVID-19 pneumonia and hyperinflammation and relapsed or refractory large B-Cell lymphoma in combination with Yescarta (axicabtagene ciloleucel), could increase the possibility of identification of adverse safety results that impact our development of mavrilimumab for GCA.

Commencing our planned clinical trials is also subject to approval by an IRB at each clinical trial site before a trial may be initiated, which approval could be delayed, rejected or suspended.  Further the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or the FDA or other regulatory authorities may impose a suspension or termination of our clinical trials even after approval and initiation of trial sites due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects that arise in the trial, failure to demonstrate a benefit from using a drug, any of which could result in the imposition of a clinical hold, as well as changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Successful completion of our clinical trials is a prerequisite to submitting a biologics license application, or BLA, or New Drug Applications to the FDA and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, or other applicable regulatory authorities in other countries for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and any future product candidates. We do not know whether any of our future clinical trials will begin as planned or any of our current or future clinical trials will be completed on schedule, if at all.

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

•

delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; and

•

disruptions to our business operations and the business operations of our manufacturers, CROs upon whom we rely to conduct our clinical trials or other third parties with whom we conduct business or otherwise engage, as well as disruptions in travel into and within the countries in which we conduct our clinical trials, our manufacturers produce our product candidates or we otherwise conduct business or engage with other third parties, now or in the future as a result of the impact of the recent COVID-19 pandemic.

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

Furthermore, clinical trials must be conducted in accordance with the laws, rules and regulations, guidelines and other requirements of the FDA, European Union, or EU, and other applicable regulatory authorities outside of those jurisdictions and are subject to oversight by these regulatory authorities and IRBs at the medical institutions where the clinical trials are conducted. Further, conducting global clinical trials, as we do for certain of our product candidates, may require that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, EU and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs.  In addition, clinical trials that are conducted in countries outside the United States and the EU may subject us to risks associated with the engagement of non-United States and non‑EU CROs who are unknown to the FDA or the EMA, and may have different standards of diagnosis, screening and medical care, as well as risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States and the EU.

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

The COVID-19 pandemic, and measures taken in response to the pandemic,  could adversely impact our current or planned preclinical studies and clinical trials.

The COVID-19 pandemic, and measures taken in response to the pandemic, could impact our current or planned preclinical studies and clinical trials. If the COVID-19 pandemic and measures undertaken in response to the pandemic are prolonged, or the easing of any of such measures has adverse consequences, we may experience disruptions that could severely impact our preclinical studies and clinical trials, including by:

•

impeding, delaying, limiting or preventing the production, delivery or release of our product candidates to our clinical trial sites or patients, including due to interruptions in global shipping that may affect the transport of clinical trial materials;

•	impeding, delaying, limiting or preventing clinical trial investigators, other critical staff, or patients from traveling to our clinical trial sites or visiting nurses traveling to patients;
•

impeding, delaying, limiting or preventing key clinical trial activities, including clinical trial site monitoring, patient dosing, study procedures (such as biopsies, which may be deemed non-essential), collection of clinical data and samples as well as  cleaning and verification of clinical data, which could affect the integrity of clinical trial data;

•

diverting healthcare resources away from the conduct of clinical trials or a reprioritizing of the focus of such resources on clinical trials for product candidates with the potential for treatment or prevention of COVID-19-related conditions;

•

impeding, delaying, limiting or preventing clinical trial site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, and enrollment or retention of patients in our clinical trials;

•

increasing the risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	interrupting or delaying preclinical studies due to restricted or limited operations at our research and development laboratory facility;
•

impeding, delaying, limiting or preventing activities required for Regeneron to transfer its BLA for rilonacept to us in the United States for CAPS following positive Phase 3 trial data, if any, to enable us to file a supplemental BLA, or sBLA, with the FDA for rilonacept in the United States for recurrent pericarditis;

•

impeding, delaying, limiting or preventing the production, delivery or release of the potential commercial supply of rilonacept, including due to disruptions at Regeneron’s manufacturing facilities that produce rilonacept, staffing shortages or reprioritizations, production slowdowns or stoppages or interruptions in global shipping;

•	causing interruptions or delays at the FDA, or other regulatory authorities, which could result in delays in review and approval of INDs, clinical trial protocols and BLAs for our product candidates;
•	resulting in the refusal of the FDA to accept data from clinical trials in affected geographies;
•

prompting changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or cause us to pause or discontinue one or more of our current  or planned clinical trials altogether;

•

delaying necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•

limiting employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire or requirement of employees to avoid contact with large groups of people.

Any one of the foregoing could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue. The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our current and planned preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the scope and duration of the measures taken in response to the pandemic, including business and travel restrictions and social distancing, the effectiveness of such measures, and the impact of any easing of such measures.

We may find it difficult to enroll patients in our clinical trials in a timely manner given the limited number of patients who have the diseases for which our product candidates are being studied, our particular enrollment criteria or competing clinical studies in the same patient population or due to the impact of the COVID-19 pandemic. Difficulty in enrolling patients could delay or prevent completion of our clinical trials of our product candidates, and our research and development efforts could be adversely affected.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit a sufficient number of patients to participate in testing our product candidates, particularly given that many of the conditions for which we are evaluating our current product candidates or may evaluate them in the future are in small disease populations.  In addition, the eligibility criteria of our clinical trials will further limit the pool of available trial participants, as we will require patients to have specific characteristics that we can evaluate based on the primary and secondary endpoints of the study.

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

In addition, disruptions to our business operations and the business operations of our CROs or other third parties with whom we conduct business, as well as disruptions in travel into and within the countries in which we conduct our clinical trials, now or in the future, as a result of the impact of COVID-19, may delay or prevent patient enrollment. For example, our CRO for the Phase 1 clinical trial of KPL-404 notified us that they temporarily paused enrollment and dosing of new patients, but we do not expect this temporary pause will impact our timeline to report data from the trial in the second half of 2020.  However, if the CRO does not restart the enrollment and dosing process for new patients when expected or at all, it could impact the timeline of the clinical trial and the breadth of data we may be able to generate.

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

The process of finding and enrolling patients may prove costly, especially since we are looking to identify a subset of the patients eligible for our studies from a relatively small patient population for many of the diseases we are studying. If patients are unable or unwilling to participate in our clinical trials for any reason, or we experience difficulties in patient enrollment for any other reasons, such as due to the COVID-19 pandemic, our costs and the timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be delayed or prevented, the commercial prospects of our product candidates may be harmed, and our ability to commence product sales and generate product revenue from any of these product candidates could be delayed or prevented. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Our product candidates modulate the immune system and carry risks associated with immunosuppression, including the risk of serious infections and other potential serious health risks. For example, some common side effects of rilonacept include, cold symptoms, nausea, stomach pain, diarrhea, numbness or tingly feeling and injection‑site reaction. IL‑1 blockade may interfere with immune response to or delay symptomatology and diagnosis of infections. Serious, life‑threatening infections have been reported in patients taking rilonacept. In our open-label Phase 2 proof-of-concept clinical trial of rilonacept for recurrent pericarditis, the most common AEs were gastrointestinal disorders and injection site reactions. There was one treatment‑related serious AE which resulted in discontinuation: a skin abscess which responded to medical treatment.

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

In addition, subsequent to MedImmune’s original IND submission for RA and the availability of additional clinical safety data that MedImmune generated in human clinical trials conducted outside of the United States for RA, the FDA provided feedback that the risk-benefit assessment for investigation of mavrilimumab in a clinical trial may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk-benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment options. Further,  we anticipate that other potential indications for mavrilimumab would need to be in serious or life-threatening diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to be studied in such indications. In addition, based on FDA feedback we received in connection with its review and authorization of an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the safety and effectiveness of mavrilimumab at the 26 weeks of dosing stipulated in our Phase 2 clinical trial, and eventually demonstrate the safety and effectiveness of mavrilimumab beyond 26 weeks as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses in GCA.

In our Phase 2a clinical trial of vixarelimab in in prurigo nodularis, vixarelimab was well-tolerated by all subjects and no dose-limiting adverse experiences were observed. There were no serious adverse events or atopic dermatitis flares. However, in our repeated-single-dose Phase 1b clinical trial of vixarelimab, there were no serious AEs. However, there were more atopic dermatitis flares in the vixarelimab-treated population versus placebo (47.6% versus 4.5%) through the 12-week treatment period; all subjects who experienced a flare were successfully managed with topical corticosteroids. Vixarelimab was otherwise well-tolerated by all subjects.

In addition, the development of any of our product candidates in other potential indications could increase the possibility of identification of adverse safety results that impact our development of such product candidates.  For example, the development of mavrilimumab in other potential indications, such as COVID-19 pneumonia and hyperinflammation and in relapsed or refractory large B-Cell lymphoma in combination with Yescarta (axicabtagene ciloleucel), could increase the possibility of identification of adverse safety results that impact our development of mavrilimumab for GCA or any other indication.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later‑stage clinical trials after achieving positive results in early‑stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including AEs previously unreported in earlier studies and trials and favorable safety and efficacy observed in earlier studies and trials not replicated in later studies or trials. Further, such setbacks may be caused by manufacturing or formulation changes to product candidates or changes in manufacturers or manufacturing processes to produce products as compared to the process or manufacturing methods used in prior clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. Furthermore, the approval policies or regulations of the FDA or the applicable regulatory authorities outside of the United States may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or such other regulatory authorities delaying, limiting or denying approval of our product candidates.

Preliminary, interim and “top‑line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which are based on a preliminary analysis of then-available data and are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and our shareholders or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition. Further, disclosure of preliminary, interim or top-line data by us or differences between preliminary, interim or top-line data and final data could result in volatility in the price of our Class A common shares.

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

In addition, we plan to have Regeneron transfer its BLA for rilonacept in the United States for the treatment of CAPS following positive clinical data readout, if any, from our global, pivotal Phase 3 clinical trial, RHAPSODY, to enable us to file an sBLA with the FDA to seek approval for the commercial marketing of rilonacept in the United States for the treatment of recurrent pericarditis. The rights with respect to CAPS would remain with Regeneron until the date that we receive such approval from the FDA, if at all. In order for the BLA to be transferred to us, we must coordinate numerous activities with Regeneron in advance and take over certain responsibilities and obligations with respect to owning the BLA. The process to transfer a BLA is complex and resource intensive, and may be more so than we anticipate. Further, if Regeneron or we do not perform in accordance with our expectations, or we are not ready to assume the responsibilities on a timely basis, or the timing of the BLA transfer is otherwise delayed, our ability to file an sBLA with the FDA may be delayed, which could delay FDA approval or our commercialization of rilonacept, and our ability to generate revenue from rilonacept could be materially impaired.

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
•

we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities in other jurisdictions that we or our CMOs can manufacture clinical trial material that is deemed to be comparable to the material used in previous clinical trials of our product candidates;

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

•

the FDA or comparable regulatory authorities in other jurisdictions could require us to collect additional data or conduct additional clinical studies, for example, based on FDA feedback, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the effectiveness and safety of mavrilimumab at the 26 weeks of dosing stipulated in our global Phase 2 clinical trial, and eventually demonstrate the safety and effectiveness of mavrilimumab beyond 26 weeks, as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses;

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

In addition, even if we were to obtain approval for one or more of our product candidates, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request. For example, in connection with our vixarelimab program, regulatory authorities may recognize a narrower patient population as having prurigo nodularis or define the disease differently than we do. Furthermore, regulatory authorities may not approve the price we intend to charge, may grant approval contingent on the performance of costly post‑marketing clinical trials, may impose certain post‑marketing requirements that impose limits on our marketing and distribution activities, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

For example, rilonacept was approved as a biological product under a BLA for the treatment of CAPS in 2008, and we believe it should qualify for the 12‑year period of exclusivity against any biosimilars. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider rilonacept, or any of our other product candidates, to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. In addition, if our clinical trials are successful, we plan to submit a sBLA for rilonacept for the treatment of recurrent pericarditis, and the 12‑year exclusivity period does not attach to the approval of a sBLA, potentially creating the opportunity for biosimilar competition.

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

In order to market any products in a country or territory, we must establish and comply with numerous and varying regulatory requirements of such country or territory regarding safety and efficacy. Regulatory requirements can vary widely from country to country, and clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation, additional administrative review periods, and additional preclinical studies or clinical trials, which would be costly and time consuming and could delay or prevent the introduction of our product candidates in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries.

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

We may seek Breakthrough Therapy designation or Fast Track designation by the FDA for one or more of our product candidates, which we may not receive. Such designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.

            The ability of the FDA or other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other government agencies may also slow the time necessary for new drugs and biologics or modifications to cleared or approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products for a period of time, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Government agencies outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other government agencies from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other government agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

For example, we have a contract with Regeneron to produce rilonacept on an exclusive basis for a period of time.  Although Regeneron has produced rilonacept for commercial use for over ten years, the FDA or other applicable regulatory authorities in other jurisdictions might reevaluate rilonacept’s current manufacturing process or route of administration in connection with evaluating whether to approve rilonacept for a new indication, such as recurrent pericarditis. We also have CMOs manufacture vixarelimab drug substance and drug product and entered into an agreement with a CMO to produce mavrilimumab beyond our current inventory.  While we have built a manufacturing facility to support early development for our product candidates, we and our CMOs may not be able to produce sufficient quantities of our product candidates or produce them at an acceptable quality, which could delay, prevent or impair our development or commercialization efforts and increase costs.

If we make manufacturing or formulation changes to our product candidates or change manufacturers or manufacturing processes, we may be unsuccessful in producing products comparable to those used in prior clinical trials. Therefore we may need to conduct additional process development or additional clinical trials to bridge our prior clinical results to those resulting from the new manufacturing process, which could impact the timing and subsequent success of our planned clinical trials.  For example, while we have transferred the technology from Medimmune needed for us to manufacture mavrilimumab in our facility, the process needs to be re-developed. There is no guarantee that the new process will produce a  comparable product.  In addition, as we plan to produce clinical trial material at a CMO, the CMO may be required to adopt different manufacturing protocols or processes. The CMO will need to produce mavrilimumab in a different manufacturing site and at a different scale than ours. We cannot provide any assurance that the technology transfer from Medimmune to us was successful or that our process development or that of the CMO will be successful in producing mavrilimumab in sufficient quantities or of acceptable quality, if at all, which could delay, prevent or impair the development of mavrilimumab.

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

Our product candidates may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Furthermore, given the limited number of available manufacturing slots and the long lead times needed to reserve them, manufacturers require monetary commitments in connection with such reservations as well as fees for changes or cancellations in the reserved manufacturing slots. As a result, we may wait to reserve manufacturing slots until we can be informed by data from the clinical trials of our product candidates, which may be several months from the time we request manufacturing slots. Any significant delay in the supply of clinical materials for our product candidates could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Alternatively, we may project when we may need additional clinical material for our product candidates and reserve manufacturing time-slots “at-risk” prior to our product candidates having generated data from their then current clinical trials. Such projections involve risks and uncertainties and may result in additional costs or delays in manufacturing clinical materials for our product candidates when and if we actually need them.

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

The manufacture of our product candidates is highly regulated, complex and difficult, requiring a multi‑step and controlled process, and even minor problems or deviations could result in the product candidates being out-of-spec, failed batches or other failures, such as defective products or manufacturing failures. We have limited experience overseeing the manufacturing processes of mavrilimumab, vixarelimab, KPL-404 and no experience overseeing the manufacturing process of rilonacept. Due to the highly technical requirements of manufacturing our product candidates and the strict quality and control specifications, we and our third‑party providers may be unable to manufacture or supply our product candidates despite our and their efforts. Failure to produce sufficient quantities of our product candidates could delay their development, result in supply shortages for our patients, result in lost revenue, if any, and diminish our potential profitability, which may lead to lawsuits or could delay the introduction of our product candidates to the market.

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

Many additional factors could cause production interruptions at our facilities or at the facilities of our third‑party providers, as well as disruptions in travel or delivery capabilities into and within the countries in which we or our manufacturers produce our product candidates or disruptions to production capabilities, including due to the impact of natural disasters, accidents, boycotts, labor disputes, political and economic instability, including acts of terrorism or war, and an epidemic or pandemic or other outbreak of disease, including the COVID-19 pandemic. The occurrence of any such event could adversely affect our ability to satisfy the required supply for any of our product candidates or successfully complete preclinical and clinical development, which would result in additional costs to us or impair our ability to generate revenue and would harm our business, financial condition and prospects significantly.

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

Any adverse developments affecting the operations of our third‑party providers, such as any impact due to the COVID-19 pandemic, could result in a product shortage of clinical or commercial requirements, withdrawal of our product candidates or any approved products, shipment delays, lot failures or recalls. We may also have to write off inventory and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such manufacturing issues could increase our cost of goods, cause us to lose potential revenue, reduce our potential profitability or damage our reputation.

The third parties upon whom we rely for the supply of the drug substance and drug product used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The drug substance and drug product used in rilonacept, mavrilimumab and vixarelimab are supplied to us from single‑source suppliers. For example, Regeneron has a contractual right to be our sole source manufacturer of rilonacept unless they have a persistent failure to satisfy our supply needs. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug substance and drug product for these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second‑source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason.

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

In addition, to manufacturing rilonacept, mavrilimumab and vixarelimab in the quantities that we believe would be required to meet anticipated market demand, our third‑party manufacturers may need to increase manufacturing capacity and, in some cases, alternative sources of commercial supply may need to be secured, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial‑scale manufacturing capabilities may require us and our third‑party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third‑party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

Moreover, if there is a disruption to one or more of our third‑party manufacturers’ or suppliers’ relevant operations, such as due the impact of the COVID-19 pandemic, the supply of the related product candidate will be delayed until such manufacturer or supplier restores the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third‑party suppliers upon which we rely for preclinical and clinical stage product candidate supply were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third‑party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

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
•

have disruptions to their business and operations, including as a result of the impact from an epidemic or pandemic disease outbreak, including COVID-19 (see “The COVID-19 pandemic could adversely impact our preclinical studies and clinical trials.”;

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

If the third parties conducting our preclinical studies or our clinical trials do not perform their contractual duties or obligations, experience significant business challenges, disruptions or failures, such as due to the impact of the COVID-19 pandemic, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or to GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated. As a result, we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

While we are not aware of any therapies currently approved or actively continuing clinical trials in recurrent pericarditis, there is one product that modulates the signaling of IL‑1α and IL‑1β, anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, and one product that modulates the signaling of IL‑1β, canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation. There is also another therapy which modulates IL‑1α in clinical development for diseases other than recurrent pericarditis from Johnson & Johnson. We expect mavrilimumab, if approved, to experience competitive pressure from tocilizumab (ACTEMRA), marketed by Genentech USA, Inc., which was approved in 2017 for use in GCA as an adjunct to steroid taper. Additional competition may be experienced from Eli Lilly and Company and AbbVie, Inc., which are conducting clinical trials for oral janus kinase inhibitors, Sanofi S.A. and Regeneron, which are recruiting a Phase 3 clinical trial with their anti-IL-6 program, Novartis International AG, which is recruiting a trial with its IL-17 antagonist secukinumab (Cosentyx) and Janssen Biotech, Inc., which is testing ustekinumab (STELARA) in two small studies for GCA. There are multiple other programs targeting GM-CSF antagonism not currently pursuing GCA in clinical trials that could decide in the future to engage in development of therapies for GCA, including GlaxoSmithKline plc, Izana Bioscience, Roivant Sciences Ltd., I-Mab Biopharma Co., Ltd., and Humanigen, Inc.  Multiple therapies are in development for prurigo nodularis and any that receive FDA approval for this indication will be likely competitors to vixarelimab. These products include nemolizumab, dupilumab and nalbuphine ER. There are multiple agents targeting antagonism of the CD40/CD40L interaction across a variety of clinical uses including, Novartis International AG, Biogen Inc. and UCB, Inc., C.H. Boehringer Sohn AG & Ko. KG and Abbvie Inc., Annelixis Therapeutics LLC, ImmuNext Inc. and Sanofi S.A., Viela Bio and Astellas Pharma Inc.  Further, the results of clinical trials for our product candidates may produce negative, inconclusive or uncompetitive results compared to those produced by any of these or other companies in the indications we are studying, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or modify or cease development programs for our product candidates.

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

In December 2019, we entered into a clinical collaboration with Kite to initiate a Phase 2 clinical trial evaluating the combination of Yescarta (axicabtagene ciloleucel) and mavrilimumab in relapsed or refractory large B-Cell lymphoma. The objective of the Phase 2 trial is to determine the effect of mavrilimumab on the safety of Yescarta. Kite will be the sponsor of this study and responsible for its conduct. We may seek to enter into additional collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our product candidates depending on the merits of retaining rights to develop or commercialize the product candidates ourselves as compared to entering into such transactions or arrangements. In addition, we may seek to jointly develop, commercialize or otherwise exploit one or more of our product candidates with a third party. To the extent that we decide to enter into such transactions or arrangements, we will face significant competition in seeking appropriate collaborators, licensees or other strategic parties. Moreover, these transactions and arrangements are complex and time consuming to negotiate, document, implement and to close or maintain. We may not be successful in our efforts to establish collaborations, licenses or other strategic transactions or arrangements should we so chose to do so. The terms of any such transactions or arrangements that we may establish may not be favorable to us. In addition, our right to grant a sublicense of intellectual property licensed to us under certain of our current agreements requires the consent of the applicable licensor.

Any current or future collaborations, licenses or other strategic transactions or arrangements that we enter into may not be successful. The success of these potential collaboration, license arrangements and other strategic transactions or arrangements may depend heavily on the efforts and activities of our collaborators, sublicensees or other strategic parties. Collaborations, licenses or other strategic transactions or arrangements are subject to numerous risks, which may include risks that the collaborator, licensee or other strategic party, as applicable:

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel is also critical to our success. The failure to recruit, or the loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Chris Heberlig, our Chief Financial Officer, departed the Company in March 2020 and while we commenced a search for a new Chief Financial Officer, we may experience difficulties or delays in identifying a qualified replacement. These or other changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition, our business may be adversely affected. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, including rilonacept, mavrilimumab and vixarelimab. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know‑how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or in‑licensed patents have, or that any of our owned or in‑licensed pending patent applications that mature into issued patents will have, claims with a scope sufficient to protect rilonacept, mavrilimumab, vixarelimab or our other product candidates. In addition, the laws of other countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions and adjustments may be available; however, the life of a patent, and the protection it affords, is limited. The actual protection afforded by a patent varies on a product‑by‑product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory‑related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in‑licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product candidate. For example, the patents covering rilonacept as a composition of matter have a term that expired in 2019 in the United States, not including patent term adjustment (an adjustment to the term of the U.S. patent to compensate the patentee for delays caused by the USPTO during the examination process), and in 2023 in Europe, not including any patent term extensions, and the patents covering mavrilimumab as a composition of matter have a term that expires in 2027 in the United States, not including any patent term adjustments or extensions, and in 2027 in Europe, not including any patent term extensions. As a result, our owned and in‑licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, we expect to rely on regulatory exclusivity for our product candidates, such as orphan drug exclusivity, which generally grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe. While, we may pursue orphan drug designation for our product candidates in the United States, we may not be successful in obtaining such designation or we may not be able to maintain the benefits of the designation. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. See “Risk Factors— Risks related to marketing approval and regulatory matters.”

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

We entered into agreements to acquire the rights to develop or commercialize our product candidates, rilonacept, mavrilimumab, vixarelimab, and KPL‑404. In September 2017, we entered into a license agreement with Regeneron to obtain an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize rilonacept. In December 2017, we entered into the MedImmune Agreement to obtain exclusive worldwide rights to research, develop, manufacture, market and sell mavrilimumab and any other products covered by the licensed patent rights. In September 2016, pursuant to an asset purchase agreement with Biogen, or the Biogen Agreement, we acquired all of Biogen’s right, title and interest in and to certain assets used in or relating to vixarelimab, including patents and other intellectual property rights, clinical data, know‑how and inventory. In connection with our acquisition of Primatope Therapeutics, Inc., or Primatope, in March 2019, we acquired an exclusive world-wide license with Beth Israel Deaconess Medical Center for certain patent applications and patents related to KPL-404. Each of these agreements requires us to use commercially reasonable efforts to develop and commercialize the related product candidates, make timely milestone and other payments, provide certain information regarding our activities with respect to such product candidates and indemnify the other party with respect to our development and commercialization activities under the terms of the agreements. These agreements and any future such agreements that we enter into impose a variety of obligations and related consequences.

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

Regeneron has rights to develop rilonacept in its retained fields of local administration to the eye and ear, oncology, deficiency of the IL‑1 receptor, and CAPS. Regeneron may also develop rilonacept in fields to which we have licensed the rights, but we retain the commercial benefit related to that development upon approval of rilonacept in any field that we have licensed. We and Regeneron communicate with each other concerning our related development activities, and we have approval rights over Regeneron’s development in the fields that we have licensed, including pericarditis. Outside of the United States and Japan, Regeneron has granted a third‑party licensee the right to develop and commercialize rilonacept in CAPS and certain periodic fever syndromes. Regeneron is also developing rilonacept for the treatment of Deficiency of the Interleukin-1 Receptor Antagonist. The development of rilonacept in other fields could increase the possibility of identification of adverse safety results that impact our development of rilonacept for recurrent pericarditis. In addition, if approved, commercialization of rilonacept in other fields could result in an increased threat of off‑label use to compete with the sale of rilonacept to treat these indications, which may diminish sales of rilonacept in fields licensed exclusively to us.

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

Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to immunomodulation. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of third‑party patents that contain claims potentially relevant to certain therapeutic uses of mavrilimumab and vixarelimab. If the claims of any of these patents are asserted against us, we do not believe our proposed activities related to mavrilimumab and vixarelimab would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. In order to avoid infringing these or any other third‑party patents, we may find it necessary or prudent to obtain licenses to such patents from such third‑party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in‑license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates. The licensing or acquisition of third‑party intellectual property rights is a competitive area, and several more established companies may also pursue strategies to license or acquire third‑party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third‑party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third‑party intellectual property or maintain the existing intellectual property rights we have, we may have to cease development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The impact of the COVID-19 pandemic and measures taken in response to the COVID-19 pandemic has resulted in limitations on certain commercial activities, which, if prolonged, may impede the effective commercialization of our product candidates and result in lower than anticipated future revenue.

The COVID-19 pandemic and measures taken in response to the COVID-19 pandemic, including business and travel restrictions and social-distancing to halt the spread of the pandemic, has had an impact on businesses, healthcare systems, regulatory authorities and other organizations and conferences.  This has resulted in limitations on certain aspects of our commercialization strategy, including interacting with third-party payors, physicians and patient advocacy groups to build disease awareness at industry conferences or otherwise, convening advisory boards and other research activities as well as recruiting qualified candidates to enhance our commercial operations, which, if prolonged, may impede the effective commercialization of our product candidates and result in lower than anticipated future revenue.

Our current or future product candidates may not gain market acceptance by physicians, patients, or third-party payors (e.g., governments and private health insurers) in which case our ability to generate product revenues will be impaired.

Even if the FDA or any other regulatory authority approves the marketing of our product candidates (whether developed on our own or with a collaborator), physicians, healthcare providers, patients, the medical community or third-party-payors may not accept or use our product candidates, or effectively block or limit their use in the case of third-party payors. If our product candidates do not achieve an adequate level of acceptance, we may not generate projected level of product revenue or sufficient profits from operations, if at all. The degree of market acceptance of our product candidates will depend on a variety of factors, including:

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

Other Risks Related to Our Business

The  COVID-19 pandemic, and measures taken in response to the pandemic,  could adversely impact our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted the global economy, which may have a material adverse effect on our business, operations and financial position.

The COVID-19 pandemic, and measures taken in response to the pandemic, could cause significant disruption in our business and operations as well as the business and operations of our manufacturers, CROs upon whom we rely to conduct our clinical trials, and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities.

The federal and state governments in the United States and the governments of other countries around the globe have implemented various measures in response to the COVID-19 pandemic, including significant restrictions on businesses as well as travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our clinical trials or otherwise conduct business or engage with other third parties. For example, in March 2020, the governors of Massachusetts and California, among other things, each enacted a stay-at-home advisory for workers in non-essential businesses. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by this order. In response, we have temporarily closed access to our California office space and restricted access to our Massachusetts facility to only those employees that need to be in the office to execute their responsibilities and those employees who work in our research and development laboratory space, with most of our employees continuing to carry out their responsibilities working outside of our offices.

If the COVID-19 pandemic and measures undertaken in response to the pandemic are prolonged, or the easing of any of such measures has adverse consequences, we, our manufacturers, CROs or other third parties with whom we conduct business or otherwise engage, may experience staffing shortages or reprioritizations, production slowdowns or stoppages, and disruptions in delivery systems now or in the future. For example, the COVID-19 pandemic and measures taken in response to the pandemic, including business and travel restrictions and social-distancing, has had an impact on certain aspects of our commercialization strategy, including limiting interactions with third-party payors, physicians and patient advocacy groups to build disease awareness at industry conferences or otherwise, convening advisory boards and other research activities, which, if prolonged, may impede the effective commercialization of our product candidates and result in lower than anticipated future revenue.

The COVID-19 pandemic may also adversely impact our preclinical studies and clinical trials, which could impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue. See “The COVID-19 pandemic could adversely impact our preclinical studies and clinical trials.”

Moreover, the COVID-19 pandemic is impacting the global economy, and the U.S. economy in particular, with the potential for the economic downturn to be severe and prolonged.  A severe or prolonged economic downturn could result in a variety of risks to our business, including disruptions in the financial markets. For example, the trading prices of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. These disruptions could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all.

The COVID-19 pandemic and measures undertaken in response to the pandemic continue to rapidly evolve. There is uncertainty relating to the potential effect of COVID-19 on our business and operations. The extent of the impact on our business and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, business and travel restrictions and social distancing, and the effectiveness of actions taken to contain and treat the disease.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic is impacting the global economy with the potential for the economic downturn to be severe and prolonged.  A severe or prolonged economic downturn caused by the economic impact from the COVID-19 pandemic could result in a variety of risks to our business, such as disruptions to our operations and the operations of our manufacturers, CROs or other third parties with whom we conduct business or engage, including as a result of disruptions in travel into and within the countries in which we conduct our clinical trials or our manufacturers produce our product candidates or we conduct business or otherwise engage with such other third parties. These disruptions could adversely affect our ability to satisfy the required supply for any of our product candidates or successfully complete preclinical and clinical development of our product candidates, which could require us to incur additional costs, and impair our ability to obtain regulatory approval of our product candidates and generate revenue.  A severe or prolonged economic downturn could also impair our ability to raise additional capital when needed or on acceptable terms, if at all. Doing business internationally involves a number of other risks, including but not limited to:

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

Despite the implementation of security measures, our internal technology systems and those of our third‑party CMOs, CROs and other contractors, consultants and service providers as well as employees that are working outside of our facilities are vulnerable to damage from viruses, unauthorized access and attacks, theft, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our business and operations or those of our third-party CMOs, CROs and other contractors, consultants and service providers as well as employees that are working outside of our facilities, it could result in a material disruption of our or such third-party’s business or operations and our development programs of our product candidates’ or loss of other assets, including funds. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

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

Although we maintain director and officer liability insurance coverage, it may not be adequate to cover all liabilities that we may incur and is subject to deductibles and coverage limitations. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential class action and derivative lawsuits and other legal proceedings or claims often brought against companies following a decline in the market price of their securities, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi‑class voting structure of our common shares, the holders of our Class B common shares, which consist primarily of our executive officers and certain other members of our senior management, collectively control over a majority of the combined voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of March 31, 2020, the holders of Class A common shares accounted for approximately 42% of our aggregate voting power and the holders of Class B common shares accounted for approximately 58% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 52% of our aggregate voting power as of March 31, 2020 and have the ability to control the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61‑days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. As of March 31, 2020, entities affiliated with Baker Bros. Advisors could convert their Class A1 common shares and Class B1 common shares upon 61‑days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 78% of our aggregate voting power.

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

Our share price is likely to continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our shareholders may not be able to sell their Class A common shares at or above the price they paid for their shares. The market price for our Class A common shares may be influenced by many factors, including:

•	the results of clinical trials for our product candidates;
•	delays in the commencement, enrollment and the ultimate completion of clinical trials;
•	the results and potential impact of competitive products or technologies;

•	our ability to manufacture and successfully produce our product candidates;
•	actual or anticipated changes in estimates as to financial results, capitalization, development timelines or recommendations by securities analysts;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	financing or other corporate transactions, or our inability to obtain additional funding;
•	failure to meet or exceed the expectations of the investment community;
•	regulatory or legal developments in the United States and other countries;
•	the recruitment or departure of key personnel;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the results of our efforts to discover, develop, acquire or in‑license additional product candidates;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic;
•	changes in voting control of, or sales of our shares by, our executive officers and certain other members of our senior management or affiliates who hold our shares; and
•	the other factors described in this “Risk Factors” section.

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

As of March 31, 2020, upon such transfers or conversions up to approximately 34.1 million of additional Class A common shares would be issuable and eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act and such rule, Rule 144.  In addition, as of March 31, 2020, there were approximately 9.3 million Class A common shares subject to outstanding options and restricted share units under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management together with funds affiliated with certain of our directors. As of March 31, 2020, on an as-converted basis, these shareholders collectively held approximately 31.9 million of our Class A common shares.  If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Further, as of (i) March 31, 2020, holders of approximately 35.0 million Class A common shares, including Class A common shares issuable upon the conversion of our Class B, Class A1 and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively, registerable securities, are entitled to certain rights with respect to the registration of these shares under the Securities Act pursuant to our amended and restated investor rights agreement, or the investors rights agreement and (ii) June 10, 2019, we registered 28,882,977 Class A common shares (inclusive of 3,000,000 Class A common shares acquired by certain of these holders in our initial public offering of our Class A common shares, or IPO) on an as converted basis from the registrable securities held by certain of these holders pursuant to the investors rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144 under the Securities Act.

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

We believe we will likely be classified as a passive foreign investment company for U.S. federal income tax purposes for the year ended December 31, 2020, which could result in adverse U.S. federal income tax consequences to U.S. investors in our common shares.

Because we did not earn revenue from our business operations for the year ended December 31, 2019 and do not expect to do so for the year ended December 31, 2020, and because our sole source of income has been and currently is interest on bank accounts held by us, we believe we will be classified as a “passive foreign investment company,” or PFIC, for the taxable year ended December 31, 2020. A non‑U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we are classified as a PFIC in any year with respect to which a U.S. Holder owns our Class A common shares, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the Class A common shares, regardless of whether we continue to meet the PFIC test described above, unless the U.S. Holder makes or has made a “qualified electing fund” election or a “mark-to-market” election and we cease to be a PFIC. A “U.S. Holder” is a beneficial owner of our Class A common shares that, for U.S. federal income tax purposes, is or is treated as any of the following:

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

We believe we will likely be classified as a controlled foreign corporation for the taxable year ended December 31, 2020. Even if we were not classified as a controlled foreign corporation, because our group includes one or more U.S. subsidiaries, certain of our non‑U.S. subsidiaries could be treated as controlled foreign corporations. If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of common shares, such U.S. Holder may be treated as a “United States shareholder” with respect to us (if we are classified as a controlled foreign corporation) and each controlled foreign corporation in our group (if any). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low‑taxed income,” or GILTI, and investments in U.S. property by such controlled foreign corporation, regardless of whether such corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject such shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether such investor is treated as a United States shareholder with respect to us or any of our non-U.S. subsidiaries. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. U.S. Holders should consult their tax advisors regarding the potential application of these rules to any investment in our Class A common shares.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

In 2017, the U.S. government enacted comprehensive tax legislation, known as the Tax Cuts and Jobs Act, or the TCJA, that included significant changes to the taxation of business entities. The TCJA remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, which have lessened or increased certain adverse impacts of the TCJA and may do so in the future. We continue to examine the impact the TCJA may have on our business. The effect of the TCJA on our business, whether adverse or favorable, is uncertain, and may not become evident for some period of time. Holders of our shares should consult with their legal and tax advisors regarding the TCJA, and any other such legislation, and the potential tax consequences of investing in our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On May 29, 2018, we issued and sold 8,477,777 Class A common shares to the underwriters in our initial public offering, or IPO, and on June 22, 2018, we issued and sold an additional 1,006,425 Class A common shares pursuant to the exercise by the underwriters of their over-allotment option to purchase additional shares. Our Class A common shares were sold at a price to the public of $18.00 per share. We received aggregate gross proceeds from the IPO inclusive of the underwriters’ over-allotment option of approximately $170.7 million and aggregate net proceeds of approximately $155.5 million after deducting underwriting discounts and commissions of approximately $12.0 million and other offering expenses. The offer and sale of all of the shares in our IPO inclusive of the underwriters’ over-allotment option were registered under the Securities Act pursuant to a registration statement on Form S‑1 (File No. 333‑224488), which was declared effective by the Securities and Exchange Commission, or SEC, on May 23, 2018, and

a registration statement on Form S‑1 to register additional shares (File No. 333‑225159), which was automatically effective upon filing with the SEC on May 23, 2018. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 24, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Memorandum of Association of Kiniksa Pharmaceuticals, Ltd.	S-1	333-224488	3.1	4/27/2018

3.2	Amended and Restated Bye‑Laws of Kiniksa Pharmaceuticals, Ltd.	8-K	001-38492	3.1	5/29/2018

4.1	Specimen Share Certificate evidencing the Class A common shares	S-1/A	333-224488	4.1	5/14/2018

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of February 9, 2018	S-1	333-224488	3.1	4/27/2018

10.1	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Thereunder for UK Participants under the 2018 Incentive Award plan; Sub-Plan for UK Employees	S-8	333-237589	99.3	4/7/2020

10.2	Forms of Performance Restricted Share Unit and Performance Cash Award Grant Notice and Performance Restricted Share Unit and Performance Cash Award Agreement thereunder and Restricted Share Unit Grant Notice and Restricted Share Unit Agreement thereunder for UK participants and German participants under the Rilonacept Long-Term Incentive Plan	S-8	333-237589	99.8	4/7/2020

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.3

2018 Incentive Award Plan, and the form of share option grant notice and option agreement, form of restricted share grant notice and restricted share agreement, and form of restricted share unit grant notice and restricted share unit agreement thereunder

*

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of Principal Executive Officer					*

31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Principal Executive Officer					**

32.2	Section 1350 Certification of Principal Financial Officer					**

101.INS	XBRL Instance Document					***

101.SCH	XBRL Taxonomy Extension Schema Document					***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	XBRL Extension Definition Linkbase Document					***

101.LAB	XBRL Taxonomy Label Linkbase Document					***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					***

*     Filed herewith

**   Furnished herewith

*** Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINIKSA PHARMACEUTICALS, LTD.

Date: May 4, 2020	By:	/s/ Sanj K. Patel
Sanj K. Patel
Chief Executive Officer and Chairman of the Board of Directors