Form 10-Q
period 2020-06-30
Kiniksa Pharmaceuticals, Ltd.
filed 2020-08-04
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large Accelerated Filer	◻	Accelerated Filer	☒

Non-accelerated Filer	◻	Smaller Reporting Company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of July 31, 2020, there were 67,873,886 common shares outstanding in aggregate, comprised of:

31,328,731 Class A common shares, par value $0.000273235 per share

2,463,011 Class B common shares, par value $0.000273235 per share

18,024,526 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our future results of operations and financial position, expected timeline for our cash, cash equivalents and short-term investments, business strategy, product development, prospective products and product candidates, their expected properties, performance, market opportunity and competition, drug product supply, collaborators, license and other strategic arrangements, the expected timeline for achievement of our clinical milestones, the timing of, and potential results from, clinical and other trials, potential marketing authorization from the FDA or regulatory authorities in other jurisdictions, potential coverage and reimbursement for our product candidates, if approved, commercial strategy and pre-commercial activities, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success, plans and objectives of management for future operations and funding requirements and future results of anticipated products are forward-looking statements.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	the impact of the coronavirus disease 2019, or COVID-19, pandemic on our business, including our clinical trials and operations;
●	our status as a clinical-stage biopharmaceutical company and our expectation to incur losses in the future;
●	our future capital needs and our need to raise additional funds;
●	our limited operating history;
●	the lengthy and expensive clinical development process with its uncertain outcome and potential for clinical failure or delay, including due to the COVID-19 pandemic;
●	the decision by any applicable regulatory authority whether to clear our product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
●	our ability to anticipate and prevent adverse events caused by our product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to have our product candidates manufactured in accordance with regulatory requirements;
●	the market acceptance of our product candidates;

●	our ability to timely and successfully develop and commercialize our existing and future product candidates, if approved;
●	competitive and potentially competitive products and technologies;
●	physician awareness and adoption of our product candidates;
●	the size of the market for our product candidates;
●	our ability to meet the quality expectations of physicians or patients;
●	our ability to improve our product candidates;
●	the decision of third-party payors not to cover our product candidates or to require extensive or independently performed clinical trials prior to covering or maintaining coverage of our product candidates;
●	our ability to successfully manage our growth;
●	our ability to avoid product liability claims and maintain adequate product liability insurance;
●	our ability to obtain regulatory exclusivity;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our product candidates;
●	federal, state and foreign regulatory requirements applicable to our product candidates;
●	ownership concentration of our executive officers and certain members of senior management may prevent our shareholders from influencing significant corporate decisions;
●	our ability to attract and retain skilled personnel; and
●	our ability to execute on our strategy.

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

Industry and other data

Unless otherwise indicated, certain industry data and market data included in this Quarterly Report were obtained from independent third-party surveys, market research, publicly available information, reports of governmental agencies and industry publications and surveys. All of the market data used in this Quarterly Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We believe that the information from these industry publications and surveys included in this Quarterly Report is reliable.

ARCALYST® is a registered trademark of Regeneron Pharmaceuticals, Inc. and Yescarta® is a registered trademark of Gilead Sciences, Inc., or its related companies.

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$123,456	$46,928
Short-term investments	128,942	186,452
Prepaid expenses and other current assets	12,095	8,247
Total current assets	264,493	241,627
Property and equipment, net	5,210	6,398
Operating lease right-of-use assets	1,323	1,927
Restricted cash	210	210
Deferred offering costs	205	—
Deferred tax assets	—	4,372
Total assets	$271,441	$254,534

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,373	$5,693
Accrued expenses	16,499	20,415
Operating lease liabilities	1,680	1,697
Other current liabilities	—	25
Total current liabilities	20,552	27,830
Non-current liabilities:
Non-current operating lease liabilities	139	955
Other long-term liabilities	334	326
Total liabilities	21,025	29,111
Commitments and contingencies (Note 12)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 25,369,973 shares and 19,245,201 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	7	6
Class B common shares, par value of $0.000273235 per share; 2,463,011 shares and 4,638,855 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1	1
Class A1 common shares, $0.000273235 par value; 16,595,954 shares and 14,995,954 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	4	4
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of June 30, 2020 and December 31, 2019	4	4
Additional paid-in capital	670,371	581,467
Accumulated other comprehensive income	9	33
Accumulated deficit	(419,980)	(356,092)
Total shareholders’ equity	250,416	225,423
Total liabilities and shareholders’ equity	$271,441	$254,534

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$22,324	$30,848	$43,225	$90,101
General and administrative	9,536	8,441	18,022	16,835
Total operating expenses	31,860	39,289	61,247	106,936
Loss from operations	(31,860)	(39,289)	(61,247)	(106,936)
Interest income	266	1,724	1,055	3,533
Loss before (provision) benefit for income taxes	(31,594)	(37,565)	(60,192)	(103,403)
(Provision) benefit for income taxes	(5,875)	374	(3,696)	391
Net loss	$(37,469)	$(37,191)	$(63,888)	$(103,012)
Net loss per share attributable to common shareholders—basic and diluted	$(0.65)	$(0.68)	$(1.13)	$(1.94)
Weighted average common shares outstanding—basic and diluted	57,914,105	54,475,476	56,618,397	53,225,710
Comprehensive loss:
Net loss	$(37,469)	$(37,191)	$(63,888)	$(103,012)
Other comprehensive income:
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	(231)	93	(24)	105
Total other comprehensive income	(231)	93	(24)	105
Total comprehensive loss	$(37,700)	$(37,098)	$(63,912)	$(102,907)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	54,937,628	$15	$581,467	$33	$(356,092)	$225,423
Exercise of options	643,867	—	2,414	—	—	2,414
Share-based compensation expense	—	—	4,209	—	—	4,209
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	207	—	207
Net loss	—	—	—	—	(26,419)	(26,419)
Balances at March 31, 2020	55,581,495	$15	$588,090	$240	$(382,511)	$205,834
Issuance of Class A common shares upon completion of follow-on offering, inclusive of the over-allotment option exercise, net of underwriting discounts and commissions and other offering costs	2,760,000	1	46,900	—	—	46,901
Issuance of Class A1 common shares upon completion of private placement, net of placement agent fees	1,600,000	—	27,594	—	—	27,594
Issuance of Class A common shares in connection with the release of escrow from the acquisition of all issued and outstanding equity securities of Primatope Therapeutics, Inc.	59,469	—	—	—	—	—
Exercise of options and issuance of shares under the employee share purchase plan	485,592	—	2,936	—	—	2,936
Share-based compensation expense	—	—	4,851	—	—	4,851
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(231)	—	(231)
Net loss	—	—	—	—	(37,469)	(37,469)
Balances at June 30, 2020	60,486,556	$16	$670,371	$9	$(419,980)	$250,416

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	49,489,647	$13	$473,483	$(4)	$(194,225)	$279,267
Issuance of Class A common shares upon completion of follow-on offering, inclusive of the over-allotment option exercise, net of underwriting discounts and commissions and other offering costs	2,816,110	2	48,474	—	—	48,476
Issuance of Class A1 common shares upon completion of private placement, net of placement agent fees	2,000,000	—	34,511	—	—	34,511
Class A common shares issued or to be issued in connection with the acquisition of all issued and outstanding equity securities of Primatope Therapeutics, Inc.	337,008	—	7,000	—	—	7,000
Exercise of options	50,070		181	—	—	181
Share-based compensation expense	—	—	2,893	—	—	2,893
Unrealized gain on short-term investments	—	—	—	12	—	12
Net loss	—	—	—	—	(65,821)	(65,821)
Balances at March 31, 2019	54,692,835	$15	$566,542	$8	$(260,046)	$306,519
Class A common shares issued or to be issued in connection with a milestone payment due to Primatope Therapeutics, Inc.	94,284	—	1,800	—	—	1,800
Exercise of options and issuance of shares under the employee share purchase plan	70,573	—	512	—	—	512
Share-based compensation expense	—	—	3,464	—	—	3,464
Unrealized gain on short-term investments	—	—	—	93	—	93
Net loss	—	—	—	—	(37,191)	(37,191)
Balances at June 30, 2019	54,857,692	$15	$572,318	$101	$(297,237)	$275,197

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(63,888)	$(103,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,189	979
Share-based compensation expense	9,060	6,357
Class A common shares issued or to be issued as consideration for Primatope, including milestone payments	—	8,800
Non-cash lease expense	603	635
Accretion of discounts on short-term investments	(313)	(2,055)
Deferred income taxes	4,372	(1,390)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,843)	(1,644)
Accounts payable	(3,228)	(1,663)
Accrued expenses and other liabilities	(4,146)	2,720
Accrued milestones	—	(15,000)
Operating lease liabilities	(833)	(602)
Other long-term liabilities	7	943
Net cash used in operating activities	(61,020)	(104,932)
Cash flows from investing activities:
Purchases of property and equipment	(223)	(767)
Purchases of short-term investments	(133,954)	(273,488)
Proceeds from the maturities of short-term investments	191,750	306,340
Net cash provided by investing activities	57,573	32,085
Cash flows from financing activities:
Proceeds from issuance of Class A common shares from follow-on offering, net of underwriting discounts and commissions, inclusive of the over-allotment option exercise	47,600	48,595
Proceeds from issuance of Class A1 common shares from private placement, net of placement agent fees	27,594	34,511
Payments of offering costs	(569)	(118)
Proceeds from exercise of options and employee share purchase plan	5,350	693
Net cash provided by financing activities	79,975	83,681
Net increase in cash, cash equivalents and restricted cash	76,528	10,834
Cash, cash equivalents and restricted cash at beginning of period	47,138	72,186
Cash, cash equivalents and restricted cash at end of period	$123,666	$83,020

Supplemental information:
Cash paid for income taxes	$282	$1,027

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses and accounts payable	$335	$—
Property and equipment included in accrued expenses and accounts payable	$—	$253

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

The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry and global health, societal, economic and market conditions, including from the impact from the coronavirus disease 2019 (“COVID-19”) pandemic. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable. The Company does not currently generate revenue from sales of any products, and it may never be able to develop or commercialize a marketable product. The Company announced positive data from the global, pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, named RHAPSODY, and while it plans to submit a supplemental Biologics License Application (“sBLA”) to the U.S. Food and Drug Administration (“FDA”) to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis, the Company has never obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties, including contract research organizations (“CROs”), and contract manufacturing organizations (“CMOs”). Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Risk and Uncertainties Related to COVID-19

In addition to risks and uncertainties common to the Company’s industry, the Company is subject to global societal, healthcare, economic and market conditions, including from the impact of the COVID-19 pandemic and measures taken in response to the pandemic, which continue to evolve. In December 2019, COVID-19 surfaced in Wuhan, China. The virus spread globally, and was declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive on many aspects of society, which has resulted in and will likely continue to result in significant disruptions to healthcare systems, the global economy, as well as businesses and capital markets around the world.

In an effort to halt the spread of the COVID-19 pandemic, federal and state governments in the United States and the governments of other countries around the globe have implemented various measures in response to the pandemic, including significant restrictions on businesses and travel as well as social-distancing measures. For example, in March 2020, the governors of Massachusetts and California, among other things, each enacted a stay-at-home advisory for workers in non-essential businesses. Because of the nature of the Company’s operations, it is currently considered to be an essential business so, to date, its operations have only been partially affected by this order. In response, the Company implemented work-place rules and temporarily closed access to its California office space and restricted access to its Massachusetts facility to only those employees that need to be in the office to execute their responsibilities and those employees who work in the research and development laboratory space, with most of the employees continuing to carry out their responsibilities working outside of its offices. Subsequently in May 2020, the Governor of Massachusetts announced a phased reopening plan for businesses and other organizations in Massachusetts. In response, the Company updated its work-place rules and designed a plan to reopen the Lexington office space to additional groups of employees in phases on an optional basis for now. The Company’s California office remains temporarily closed. Most of the employees continue to carry out their responsibilities working outside of its offices.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The COVID-19 pandemic, and measures undertaken in response to the pandemic, or the easing of any of such measures, could cause significant disruptions in the Company’s business or operations as well as in the business and operations of the Company’s CMOs, CROs and other third parties with whom the Company conducts business or otherwise engages now or in the future, including as a result of staffing shortages or reprioritizations, production slowdowns or stoppages, and disruptions in delivery systems. The COVID-19 pandemic may also adversely impact the Company’s preclinical studies and clinical trials, which could impede, delay, limit or prevent the clinical development of the Company’s product candidates and ultimately lead to the delay or denial of regulatory approval of its product candidates, which would materially adversely affect the Company’s business and operations, including its ability to generate revenue. Moreover, the COVID-19 pandemic is impacting the global economy, and the U.S. economy in particular, with the potential for the economic downturn to be severe and prolonged. A severe or prolonged economic downturn could result continued disruptions in the financial markets, which could adversely impact the Company’s ability to raise additional capital when needed or on acceptable terms, if at all.

While the Company continuously looks to identify business-critical activities and to develop contingencies and mitigation strategies for those activities to potentially minimize the impact of the COVID-19 pandemic on its business and operations, there can be no assurance that it will be able to identify all such activities or that any identified contingencies and mitigation strategies will be effective. Further, the COVID-19 pandemic, and measures undertaken in response to the pandemic continue to rapidly evolve. There is uncertainty relating to the potential effect of the pandemic on the Company’s business and operations. The extent of the impact on the Company’s business and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate spread of the disease, duration of the pandemic, business and travel restrictions and social distancing measures, and the effectiveness of these and other actions taken to contain and treat the disease as well as the impact of the easement of any such restrictions, measures and actions.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), Primatope Therapeutics, Inc. (“Primatope”) and Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”) as well as the subsidiaries of Kiniksa UK, Kiniksa Pharmaceuticals (Germany) GmbH (“Kiniksa Germany”), Kiniksa Pharmaceuticals (France) SARL (“Kiniksa France”), and Kiniksa Pharmaceuticals GmbH (“Kiniksa Switzerland”), after elimination of all significant intercompany accounts and transactions.

In assessing the consolidation requirement for variable interest entities (“VIE”s), the Company focuses on identifying whether it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. In the event that the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE would be included in the Company’s consolidated financial statements. At June 30, 2020 and during the three and six months then ended and at December 31, 2019 and during the year then ended, the Company was not the primary beneficiary of a VIE.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020 and the results of its operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

Follow-on Offering and Private Placement

On February 4, 2019, the Company completed a follow-on offering of 2,654,984 Class A common shares at a public offering price of $18.26 and a concurrent private placement of 2,000,000 Class A1 common shares at an offering price of $18.26 per share for aggregate gross proceeds of $85,000. In addition, on March 1, 2019, the Company completed the sale of 161,126 Class A common shares to the underwriters of the follow-on offering following the exercise in part of their over-allotment option to purchase additional shares at a public offering price of $18.26 per share for gross proceeds of $2,942. The aggregate net proceeds to the Company from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $82,988 after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

On May 18, 2020, the Company completed a follow-on offering of 2,760,000 Class A common shares, inclusive of the exercise of the underwriters’ overallotment option at a public offering price of $18.25 and a concurrent private placement of 1,600,000 Class A1 common shares at an offering price of $18.25 per share for aggregate gross proceeds of $79,570. The aggregate net proceeds to the Company from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $74,495 after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

On July 24, 2020, the Company completed a follow-on offering of 5,952,381 Class A common shares, at a public offering price of $21.00 and a concurrent private placement of 1,428,572 Class A1 common shares at an offering price of $21.00 per share for aggregate gross proceeds of $155,000. The estimated aggregate net proceeds to the Company from the follow-on offering and concurrent private placement was approximately $145,925 after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2020, the Company had an accumulated deficit of $419,980. During the six months ended June 30, 2020, the Company incurred a net loss of $63,888 and used $61,020 of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2020, the Company had cash, cash equivalents and short-term investments of $252,398.

Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments, including the net proceeds from the July 2020 follow-on offering and concurrent private placement, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. The Company will need to finance its operations through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs for product candidates, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At June 30, 2020 and December 31, 2019, cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market accounts and cash on deposit at commercial banks.

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

Reclassifications

The Company reclassified certain prior year balances on its consolidated statements of cash flows to conform to current year presentation. The balances related to prepaid expenses and other assets and non-cash lease expense. The reclassifications had no effect on net cash used by operating activities or the Company’s consolidated statements of operations and comprehensive loss.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. At June 30, 2020 and December 31, 2019, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Restricted Cash

In conjunction with the Company’s lease agreement entered into in March 2018 (see Note 5), the Company maintains a letter of credit for the benefit of the landlord. As of June 30, 2020 and December 31, 2019, the underlying cash balance of $210 securing this letter of credit, was classified as non-current in its consolidated balance sheet.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s restricted cash, which is held in a money market fund, is carried at fair value, determined based on Level 1 inputs in the fair value hierarchy described above (see Note 3). The Company’s cash equivalents and short-

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

term investments, consisting of money market accounts and U.S. Treasury notes, are carried at fair value, determined based on Level 1 and 2 inputs in the fair value hierarchy described above (see Note 3). The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

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

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop product candidates, including personnel expenses, share-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs of outside vendors engaged to conduct preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. Milestone and other payments made to third parties with respect to in-process research and development, in accordance with the Company’s license, acquisition and other similar agreements are expensed when determined to be probable and estimable.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three and six months ended June 30, 2020 and 2019, the Company’s other comprehensive loss was comprised of unrealized gain (loss) on short-term investments as well as cumulative translation adjustments, net of tax.

Net Loss per Share

The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common shares and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three and six months ended June 30, 2020 and 2019.

Income Taxes

As an exempted company incorporated under the laws of Bermuda, the Company is principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. The Company’s wholly owned U.S. subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Germany, Kiniksa France, and Kiniksa Switzerland, are subject to taxation in their respective countries. Certain of the Company’s subsidiaries, primarily Kiniksa US, operate under cost-plus arrangements.

The Company’s provision for income taxes relates to current tax expense associated with the taxable income in the United States of its wholly owned subsidiary, Kiniksa US, as well as discrete tax events such as the recognition of a

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

valuation allowance. The current income tax expense is a result of the taxable income earned by Kiniksa US under its cost-plus arrangement offset in part by tax benefits from the U.S. federal and state research and development tax credits, the Foreign Derived Intangible Income (“FDII”) deduction and share-based compensation taxable events. FDII was enacted as part of the tax reform enacted by the United States in December 2017, generally referred to as the U.S. Tax Cuts and Jobs Act.

The Company provides for income taxes on an interim basis according to management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. Subsidiaries with losses for which no benefit can be claimed are excluded from this calculation, and their tax is recorded discretely in the period it arises. Certain other items such as changes in tax rates, tax benefits or expense related to settlements of share-based payment awards, changes in the valuation allowance against deferred tax, and uncertain tax positions are treated as discrete items and are recorded in the period in which they arise.

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

3.           Fair Value of Financial Assets and Liabilities

Short-term investments as of June 30, 2020 and December 31, 2019 consisted of U.S. Treasury notes which investments were each due within six months of such date. As of June 30, 2020 and December 31, 2019, the fair value of short-term investments was $128,942 and $186,452, respectively. As of June 30, 2020, the amortized cost was $128,933

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

and gross unrealized gain was $9. As of December 31, 2019, the amortized cost was $186,415 and gross unrealized gain was $37.

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	44,473	—	—	44,473
Cash equivalents — U.S. Treasury notes	—	32,896	—	32,896
Short-term investments — U.S. Treasury notes	—	128,942	—	128,942
	$44,683	$161,838	$—	$206,521

	Fair Value Measurements
	as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	25,207	—	—	25,207
Cash equivalents — U.S. Treasury notes	—	10,192	—	10,192
Short-term investments — U.S. Treasury notes	—	186,452	—	186,452
	$25,417	$196,644	$—	$222,061

As of June 30, 2020, the Company held seventeen securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $113,682 at June 30, 2020. As of December 31, 2019, the Company held seven securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $43,107 at December 31, 2019. As of both June 30, 2020 and December 31, 2019, these securities were held by the Company in an unrealized loss position for less than 12 months. The Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2020 and December 31, 2019.

During the six months ended June 30, 2020 and the year ended December 31, 2019 there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company's cash equivalents and short-term investments as of June 30, 2020 and December 31, 2019 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

4.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2020	2019
Furniture, fixtures and vehicles	$47	$47
Computer hardware and software	344	344
Leasehold improvements	3,627	3,627
Lab equipment	4,706	4,685
Construction in progress	—	20
Total property and equipment	8,724	8,723
Less: Accumulated depreciation	(3,514)	(2,325)
Total property and equipment, net	$5,210	$6,398

Depreciation expense was $595 and $508 during the three months ended June 30, 2020 and 2019, respectively, and $1,189 and $979 during the six months ended June 30, 2020 and 2019, respectively.

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

On December 21, 2018, Kiniksa US entered into an operating lease in San Diego, California for office space comprising a total of 4,400 square feet. The lease commenced on January 1, 2019 and expires on December 31, 2020. On July 17, 2020, Kiniksa US entered into an amendment to extend the lease through January 31, 2022. Monthly lease payments for base rent are $13 and increase to $14 in accordance with the extension. Additional fees for ancillary charges such as the share of operating expenses, parking and real estate taxes are not included in the base rent.

The components of lease cost consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$341	$361	$681	$762
Variable lease cost	52	87	102	109
Total lease cost	$393	$448	$783	$871

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

June 30,
2020
Weighted-average remaining lease term (years)	0.98
Weighted-average discount rate	7.16%

Maturities of operating leases liabilities were as follows:

As of June 30,
2020	$911
2021	972
2022 and thereafter	—
Total future minimum lease payments	$1,883
Less imputed interest	(64)
Present value of lease liabilities	$1,819

6.           Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued research and development expenses	$8,854	$11,813
Accrued employee compensation and benefits	5,064	7,089
Accrued legal and professional fees	2,005	1,087
Other	576	426
	$16,499	$20,415

7.            Common Shares

On February 4, 2019, the Company completed a follow-on offering of 2,654,984 Class A common shares at a public offering price of $18.26 and a concurrent private placement of 2,000,000 Class A1 common shares at an offering price of $18.26 per share for aggregate gross proceeds of $85,000. In addition, on March 1, 2019, the Company completed the sale of 161,126 Class A common shares to the underwriters of the follow-on offering following the exercise in part of their over-allotment option to purchase additional shares at a public offering price of $18.26 per share for gross proceeds of $2,942. The aggregate net proceeds to the Company from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $82,988 after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

On May 18, 2020, the Company completed a follow-on offering of 2,760,000 Class A common shares, inclusive of the exercise of the underwriters’ overallotment option at a public offering price of $18.25 and a concurrent private placement of 1,600,000 Class A1 common shares at an offering price of $18.25 per share for aggregate gross proceeds of $79,570. The aggregate net proceeds to the Company from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $74,495 after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

On July 24, 2020, the Company completed a follow-on offering of 5,952,381 Class A common shares, at a public offering price of $21.00 and a concurrent private placement of 1,428,572 Class A1 common shares at an offering price of $21.00 per share for aggregate gross proceeds of $155,000. The estimated aggregate net proceeds to the

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company from the follow-on offering and concurrent private placement was approximately $145,925 after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

The rights of the holders of the Company’s Class A common shares, Class B common shares, Class A1 common shares and Class B1 common shares are identical, except with respect to voting, transferability and conversion, as described below. As of June 30, 2020, no preferred shares were designated or issued.

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

Dividends

Common shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. Through June 30, 2020, no cash dividends have been declared or paid.

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

A total of 4,466,500 Class A common shares were initially reserved for issuance under the 2018 Plan. The number of Class A common shares that may be issued under the 2018 Plan will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 4% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A common shares determined by the Company’s board of directors. In December 2019, the board of directors approved the automatic increase as of January 1, 2020 of 2,197,505 shares, equal to 4% of the as-converted Class A common shares outstanding on December 31, 2019. No more than 27,915,000 Class A common shares may be issued under the 2018 Plan upon the exercise of incentive options. The Class A common shares underlying any awards issued under the 2018 Plan or the 2015 Plan that on or after the effective date of the 2018 Plan expire, lapses unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited under the 2018 Plan or the

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

2015 Plan will be added back to the Class A common shares available for issuance under the 2018 Plan. As of June 30, 2020, 3,112,910 shares remained available for future grant.

2015 Equity Incentive Plan

Until May 23, 2018 (the effective date of the 2018 Plan), the 2015 Plan provided for the Company to grant incentive share options, nonqualified share options, share grants and other share-based awards to employees and non-employees to purchase the Company’s Class A common shares. On the effective date of the 2018 Plan, the Company ceased granting awards under the 2015 Plan. At that time, the 4,691,213 Class A common shares subject to outstanding awards under the 2015 Plan remained reserved for issuance under the plan pursuant such awards and the 92,170 Class A common shares that had been available for future grant under the 2015 Plan were no longer authorized and reserved for issuance or available for future grant under the 2015 Plan.

As of June 30, 2020, there were 3,001,826 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance under the 2015 Plan pursuant to such awards. On May 23, 2018, the effective date of the 2018 Plan, the Company ceased granting awards under the 2015 Plan and no Class A common shares were available for future grant under the 2015 Plan in connection with the 2018 Plan becoming effective. However, the 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Class A common shares subject to awards granted under the 2015 Plan that expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited become available for issuance under the 2018 Plan.

The exercise price for incentive share options was determined by the Company’s board of directors. All incentive share options granted to any person possessing 10% or less of the total combined voting power of all classes of shares could not have an exercise price of less than 100% of the fair market value of the Class A common shares on the grant date. All incentive share options granted to any person possessing more than 10% of the total combined voting power of all classes of shares could not have an exercise price of less than 110% of the fair market value of the Class A common shares on the grant date. The option term for incentive share options could not be greater than 10 years. Incentive share options granted to persons possessing more than 10% of the total combined voting power of all classes of shares could not have an option term of greater than five years. The vesting period for equity-based awards was determined by the board of directors, which was generally four to six years. For awards granted to employees and non-employees with four year vesting terms, 25% of the option vests on the first anniversary of the grant date and the remaining shares vest equally each month for three years thereafter. For awards granted to employees with six year vesting terms, 16% of the option vests on the first anniversary of the grant date and the remaining shares vest based on a predetermined vesting schedule for five years thereafter.

2018 Employee Share Purchase Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Employee Share Purchase Plan (the “2018 ESPP”), which became effective on May 23, 2018. A total of 670,000 Class A common shares were initially reserved for issuance under the 2018 ESPP. The number of Class A common shares that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (i) 1% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (ii) a smaller number of Class A common shares determined by the Company’s board of directors, provided that no more than 6,420,000 Class A common shares may be issued under the 2018 ESPP. As of June 30, 2020, 549,300 Class A common shares were available for future issuance under the 2018 ESPP. In December 2019, the Company’s board of directors determined that the January 1, 2020 automatic increase in shares available under the 2018 ESPP would be zero shares.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2019	8,491,734	$7.68
Granted	1,956,670	$11.66
Exercised	(1,080,425)	$3.01
Forfeited	(684,599)	$11.30
Outstanding as of June 30, 2020	8,683,380	$8.88
Options exercisable as of June 30, 2020	3,068,290	$8.56
Options unvested as of June 30, 2020	5,615,090	$10.02

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of options granted to employees and directors under the Plans during the three and six months ended June 30, 2020 and 2019 were as follows, presented on a weighted-average basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.39%	2.16%	0.71%	2.48%
Expected term (in years)	5.99	5.97	6.18	6.18
Expected volatility	79.38%	78.88%	79.71%	78.35%
Expected dividend yield	—%	—%	—%	—%

Rilonacept Long-Term Incentive Plan

In December 2019, the compensation committee of the Company’s board of directors approved the Company’s Rilonacept Long-Term Incentive Plan (“RLTIP”) under the 2018 Plan to incentivize eligible employees of the Company or any of its subsidiaries to achieve FDA approval for the commercial sale and marketing of rilonacept for recurrent pericarditis in the United States (“RLTIP Milestone”). The RLTIP provides for the potential to receive a cash award and two grants of restricted share unit (“RSU”) awards covering Class A common shares under the 2018 Plan. The target award value for each of the cash award and the two RSU awards will be equal to one-third of a participant’s annual target bonus for the year of grant, as determined in accordance with the RLTIP.

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

Restricted Share Units

An RSU represents the right to receive shares of the Company’s Class A common shares upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s Class A common shares on the date of grant. In December 2019, the Company granted RSUs with service conditions (“Time-Based RSUs”) that vest in one installment on December 31, 2020, subject to the recipient’s continued employment through that date. During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company also granted the First RSU Award as part of the RLTIP, which becomes eligible to vest upon the Achievement Date and will vest upon the first anniversary of such date, subject to the recipient’s continued employment through that date. In the event the RLTIP Milestone is not achieved, none of the First RSU Award will vest.

The grant-date fair value of the outstanding Time-Based RSUs remaining as of June 30, 2020 was $1,045 and is being recognized on a straight-line basis through the vest date for these RSUs. For the three and six months ended June 30, 2020, the Company recognized $222 and $483 in Time-Based RSU expense, respectively. The grant-date fair value of the outstanding First RSU Award remaining as of June 30, 2020 was $2,686 and will be recognized when the RLTIP Milestone is deemed probable of achievement through the date the First RSU Award will vest. During the three and six months ended June 30, 2020, the Company did not recognize compensation expense related to the First RSU Award, as achievement of the RLTIP Milestone was determined to be not probable.

The following table summarizes RSU activity for the six months ended June 30, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2019	328,296	$12.93
Granted	5,211	$17.79
Vested	—	$—
Forfeited	(46,780)	$12.93
Unvested RSUs as of June 30, 2020	286,727	$13.01

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development expenses	$2,189	$1,504	$3,958	$2,691
General and administrative expenses	2,662	1,960	5,102	3,666
	$4,851	$3,464	$9,060	$6,357

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

9.           License, Acquisition and Collaboration Agreements

Biogen Asset Purchase Agreement

In September 2016, the Company entered into an asset purchase agreement (the "Biogen Agreement") with Biogen MA Inc. ("Biogen") to acquire all of Biogen's right, title and interest in and to certain assets used in or relating to vixarelimab and other antibodies covered by certain patent rights, including patents and other intellectual property rights, clinical data, know-how, and clinical drug supply. In addition, Biogen granted to the Company a non-exclusive, sublicensable, worldwide license to certain background patent rights related to the vixarelimab program. The Company is obligated to use commercially reasonable efforts to develop and commercialize such acquired products.

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

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, including milestone payments of $4,000 and $10,000 paid during the year ended December 31, 2017 and the year ended December 31, 2019, respectively, each payment was associated with the achievement of a specified clinical milestone event. No milestones were achieved or paid during the three and six months ended June 30, 2020. Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

The Company also agreed to pay certain obligations under third-party contracts retained by Biogen that relate to the vixarelimab program. Under these retained contracts, the Company paid a one-time upfront sublicense fee of $150 and is obligated to pay insignificant annual maintenance fees as well as clinical and regulatory milestone payments of up to an aggregate of $1,575.

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

During the three and six months ended June 30, 2020, the Company recorded research and development expense of $14 and $78, respectively, primarily related to a milestone occurring in the first quarter of 2020 and the annual maintenance fee both in connection with the retained contracts. During the three and six months ended June 30, 2019, the Company recorded research and development expense of $164 and $10,166, respectively, primarily related to a milestone payment and other payments associated with the achievement of a specified clinical milestone event due under the Biogen Agreement.

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

The Company did not record any research and development expense during the three and six months ended June 30, 2020 and 2019, in connection with milestone payments due under the Novo Nordisk Agreement.

Primatope Stock Purchase Option Agreement

In September 2017, the Company entered into a stock purchase option agreement (the “Primatope Agreement”) with Primatope Therapeutics, Inc. (“Primatope”), pursuant to which the Company was granted a license to certain intellectual property rights owned or controlled by Primatope to research, develop, and manufacture the preclinical antibody, KPL-404.

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

In January 2019, the Company exercised the call option and in March 2019, the Company acquired all of the issued and outstanding equity securities of Primatope (the “Primatope Acquisition”). The aggregate amount of upfront and contingent payments the Company paid to the former Primatope shareholders to acquire the Company was comprised of (1) $15,000 paid at closing in March 2019, comprised of upfront consideration of $10,000 and milestone payments of $5,000, which had been achieved as of the closing date, and (2) $3,000 paid in June 2019 for the final milestone payment, which was achieved following the closing during the six months ended June 30, 2019, each paid in a combination of cash and Class A common shares (inclusive of escrow and holdback shares amounts) in accordance with the Primatope Agreement. At the closing of the Primatope Acquisition, Primatope became a wholly owned subsidiary of the Company and the acquisition was accounted for as an asset acquisition as it did not meet the definition of a business. In June 2020, the Company released the escrow and issued the shares that were held back at closing. The Company recorded the upfront payment and milestone payments as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use.

During the three and six months ended June 30, 2020, the Company did not incur any research and development expense directly in connection with milestone or other payments related to the Primatope Acquisition or the Primatope Agreement. During the three months ended June 30, 2019, the Company did not incur any research and development expense directly in connection with milestone or other payments related to the Primatope Acquisition or

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

the Primatope Agreement. During the six months ended June 30, 2019, the Company recorded research and development expense of $18,000 related to the Primatope Acquisition.

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

The Company did not incur any research and development expense in connection with the BIDMC Agreement during the three and six months ended June 30, 2020 and 2019.

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

The parties also entered into a clinical supply agreement under which Regeneron agreed to manufacture the developed product during the clinical phase. During the three and six months ended June 30, 2020, the Company did not incur any research and development expense related to the purchase of drug materials under this agreement. During the three and six months ended June 30, 2019, the Company recorded research and development expense of $3,127 and $3,642, respectively, related to the purchase of drug materials under this agreement. As of June 30, 2020 and December 31, 2019, the Company had non-cancelable purchase commitments under the clinical supply agreement (see Note 12).

The Regeneron Agreement will expire when the Company is no longer developing or commercializing any licensed product under the Regeneron Agreement. Either party may terminate the agreement upon the other party’s insolvency or bankruptcy or for material breach of the agreement by the other party that remains uncured for 90 days (or 30 days for payment-related breaches). Regeneron has the right to terminate the agreement if the Company suspends its

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

development or commercialization activities for a consecutive 12 month period or does not grant a sublicense to a third-party to perform such activities, or if the Company challenges any of the licensed patent rights. The Company may terminate the agreement at any time that is 18 months after the effective date of the agreement with 180 days’ written notice or with one year’s written notice if the Company terminates the agreement following U.S. marketing approval of a rilonacept product developed by the Company. The Company may also terminate the agreement with three months’ written notice if the products are determined to have certain safety concerns.

The Company did not incur any research and development expense directly related to milestone payments due under the Regeneron Agreement during the three and six months ended June 30, 2020 and 2019.

MedImmune License Agreement

In December 2017, the Company entered into a license agreement (as amended from time to time, the “MedImmune Agreement”) with MedImmune, Limited (“MedImmune”), pursuant to which MedImmune granted the Company an exclusive, sublicensable, worldwide license to certain intellectual property rights to make, use, develop and commercialize mavrilimumab. Under the MedImmune Agreement, the Company also acquired reference rights to relevant manufacturing and regulatory documents and MedImmune’s existing supply of mavrilimumab drug substance and product. The Company is obligated to use commercially reasonable efforts to develop and commercialize the licensed products.

In exchange for these rights, the Company made an upfront payment of $8,000. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use. In addition, the Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in aggregate for the first two indications, including, a $5,000 pass-through payment due upon the achievement of a specified clinical milestone event which was met in the fourth quarter of 2018. Also included is a milestone payment of $10,000 due upon the earlier to occur of a specified regulatory milestone and December 31, 2018, unless the MedImmune Agreement is earlier terminated by either party. As of December 31, 2018 and 2017, the Company determined that the payment related to this milestone was probable and, therefore, recognized research and development expense and an accrued milestone of $10,000 during the year ended December 31, 2017. During the year ended December 31, 2019, the Company made both the $5,000 and $10,000 previously accrued milestone payments in accordance with the MedImmune Agreement. In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. In July 2020, the Company entered into an amendment to the MedImmune Agreement to establish a new coronavirus field and defer the payment of certain development and regulatory milestones as applied to the new coronavirus field. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000 and higher. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double-digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

During the three and six months ended June 30, 2020 and 2019, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

Kite Clinical Collaboration Agreement

In December 2019, the Company entered into a clinical collaboration (the “Kite Agreement”) with Kite Pharma, Inc., a Gilead Company (“Kite”), to initiate a Phase 2 clinical trial evaluating the combination of Yescarta (axicabtagene ciloleucel) and mavrilimumab in relapsed or refractory large B-Cell lymphoma. The objective of the Phase 2 trial is to determine the effect of mavrilimumab on the safety of Yescarta. Treatment related induction of granulocyte-macrophage colony stimulating factor (“GM-CSF”) has been identified through clinical, translational and preclinical studies as a potential key signal associated with side effects of chimeric antigen receptor T (“CAR T”), cell therapy. Preclinical evidence suggest the potential for interruption of GM-CSF signaling to disrupt CAR T cell mediated inflammation without disrupting anti-tumor activity. Kite will be the sponsor of this study and responsible for its conduct. Under the Kite Agreement, Kite and the Company agreed to share a portion of the costs incurred in conducting the study.

The Kite Agreement will expire on the one year anniversary of the date that Kite provides the clinical study report to the Company or unless otherwise terminated in accordance with the Kite Agreement.

The Company evaluated the agreement and determined all costs and expenses will be recognized as incurred as research and development expenses. During the three and six months ended June 30, 2020, the Company did not record any research and development expense in connection with the Kite Agreement.

10.         Net Loss per Share

The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, Class A1 and Class B1 common shares are identical, except with respect to voting, transferability and conversion (see Note 7). As the liquidation and dividend rights are identical, losses are allocated on a proportionate basis, and the resulting net loss per share attributed to common shareholders will, therefore, be the same for both Class A and Class B common shares on an individual or combined basis.

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common shareholders	$(37,469)	$(37,191)	$(63,888)	$(103,012)
Denominator:
Weighted average common shares outstanding—basic and diluted	57,914,105	54,475,476	56,618,397	53,225,710
Net loss per share attributable to common shareholders— basic and diluted	$(0.65)	$(0.68)	$(1.13)	$(1.94)

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

	As of June 30,
	2020	2019
Options to purchase common shares	8,683,380	7,375,256
Unvested restricted shares	—	178,417
Unvested RSUs	286,727	—
	8,970,107	7,553,673

11.         Income Taxes

As an exempted company incorporated under the laws of Bermuda, the Company is principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. The Company’s wholly owned U.S. subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Germany, Kiniksa France, and Kiniksa Switzerland are subject to taxation in their respective countries. Certain of the Company’s subsidiaries, primarily Kiniksa US, operate under cost-plus arrangements.

The income tax rate for the three and six months ended June 30, 2020 varied from the Bermuda statutory rate of zero primarily due to income subject to United States taxation under the Kiniksa US cost-plus arrangement with the Company, net of the deduction for FDII, U.S. federal and state research tax credits and the recognition of a valuation allowance against deferred tax assets. Income tax expense for the three and six months ended June 30, 2020 was $5,875 and $3,696, respectively, and includes discrete tax expense primarily related to the recognition of a valuation allowance against deferred tax assets, partially offset by the tax benefits from share-based compensation taxable events. The Company’s income tax rate for the three and six months ended June 30, 2019 was not materially different than the Bermuda statutory rate.

Management examines all positive and negative evidence to estimate whether sufficient future taxable income in the U.S. will be generated to permit the use of existing deferred tax assets. As a result of significant cumulative tax benefits associated with share-based compensation taxable events recognized in the six months ended June 30, 2020, the Company has significant negative evidence in the form of cumulative losses and does not believe that they are at a more likely than not position for utilizing the deferred tax assets in the United States. As such, the Company recorded a valuation allowance against its U.S. deferred tax asset as of June 30, 2020. There are no material deferred tax assets in the other jurisdictions.

12.         Commitments and Contingencies

License Agreements

The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 9).

Manufacturing Commitments

The Company entered into agreements with several contract manufacturing organizations to provide preclinical and clinical trial materials. As of June 30, 2020, the Company had committed to minimum payments under these agreements totaling $8,404.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Rilonacept Long-Term Incentive Plan

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company granted a cash award and the First RSU Award to employees under the RLTIP. The cash award vests upon the achievement of the RLTIP Milestone, subject to the recipient’s continued employment. The First RSU Award becomes eligible to vest upon the achievement of the RLTIP Milestone, and will vest upon the first anniversary of such date, subject to the recipient’s continued employment through that date. As of June 30, 2020, the Company estimated cash payments of $1,888 under the RLTIP. In the event the RLTIP Milestone is not achieved, the cash award will not be paid and the First RSU Award will not vest.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors, officers and other key personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or other key personnel. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2020 or December 31, 2019.

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

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients with significant unmet medical need. We have a pipeline of clinical-stage product candidates that are based on strong biologic rationale or validated mechanisms, target underserved conditions and offer the potential for differentiation. These assets are designed to modulate immunological pathways that are implicated across a spectrum of diseases. Our product candidates include rilonacept, mavrilimumab, vixarelimab and KPL-404.

Our lead candidate is rilonacept, an interleukin-1α, and interleukin-1β, cytokine trap. We are developing rilonacept for the potential treatment of recurrent pericarditis, a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. On June 29, 2020, we announced that our global, double-blind, placebo-controlled, randomized-withdrawal design, pivotal Phase 3 clinical trial of rilonacept in subjects with recurrent pericarditis, named RHAPSODY, met statistical significance on its primary and all major secondary efficacy endpoints, showing that rilonacept improved clinically meaningful outcomes associated with unmet medical need in recurrent pericarditis. We expect to submit a supplemental Biologics License Application, or sBLA, to the U.S. Food and Drug Administration, or FDA, in recurrent pericarditis this year. In July 2020 we received Orphan Drug designation from the FDA for rilonacept for the treatment of pericarditis, which includes the treatment of recurrent pericarditis. We received Breakthrough Therapy designation from the FDA for rilonacept for the treatment of recurrent pericarditis in 2019.

Mavrilimumab is a monoclonal antibody that antagonizes granulocyte-macrophage colony stimulating factor, or GM-CSF. We are evaluating mavrilimumab for the potential treatment of giant cell arteritis, or GCA, a chronic inflammatory disease of the medium-to-large arteries with an estimated U.S. prevalence of approximately 75,000 to 150,000 patients. We are conducting a randomized, double-blind, placebo-controlled, global Phase 2 proof-of-concept trial for the study of mavrilimumab in GCA. We expect data from this trial in the fourth quarter of 2020. In December 2019, we entered into a clinical collaboration with Kite Pharma, Inc., a Gilead Company, or Kite, to initiate a Phase 2 clinical trial evaluating the combination of Yescarta® (axicabtagene ciloleucel) and mavrilimumab in relapsed or refractory large B-Cell lymphoma. The objective of the Phase 2 trial is to determine the effect of mavrilimumab on the safety of Yescarta. Treatment related induction of GM-CSF has been identified through clinical, translational and preclinical studies as a potential key signal associated with side effects of chimeric antigen receptor T, or CAR T, cell therapy. Preclinical evidence suggest the potential for interruption of GM-CSF signaling to disrupt CAR T cell mediated inflammation without disrupting anti-tumor activity. Kite will be the sponsor of this study and responsible for its conduct. We expect this Phase 2 trial to commence in the second half of 2020. Further, we recently announced 28-day clinical outcomes from an open-label investigator-initiated treatment protocol with mavrilimumab conducted in Italy in 13 non-mechanically ventilated patients with severe coronavirus 2019 disease, or COVID-19, pneumonia and hyperinflammation. Mavrilimumab-treated patients experienced earlier and improved clinical outcomes compared to control-group patients, including earlier weaning from supplemental oxygen, shorter hospitalizations, and no deaths. These data were presented at the European E-Congress of Rheumatology (EULAR) 2020 and published in The Lancet Rheumatology. We are enrolling and dosing patients in the global placebo-controlled Phase 2 portion of an adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation. In parallel, an investigator-initiated placebo-controlled study in the United States is currently enrolling and dosing patients.

Vixarelimab is a monoclonal antibody that simultaneously inhibits the signaling of the cytokines interleukin 31, or IL-31, and oncostatin M, or OSM, by targeting their common receptor subunit, oncostatin M receptor beta, or OSMRβ. We conducted a randomized, double-blind, placebo-controlled, Phase 2a clinical trial of vixarelimab in subjects with prurigo nodularis, a chronic inflammatory skin condition with an estimated U.S. prevalence of approximately 300,000 patients. We recently announced data from our Phase 2a trial of vixarelimab in patients with prurigo nodularis. The trial met its primary efficacy endpoint: the reduction in weekly-average Worst-Itch Numeric Rating Scale (WI-NRS) from baseline at Week 8 was statistically significantly greater in patients who received vixarelimab versus those who received placebo. We also conducted an exploratory randomized, double-blind, placebo-controlled Phase 2 clinical trial in diseases characterized by chronic pruritus, including plaque psoriasis, chronic idiopathic pruritus, lichen simplex chronicus, chronic idiopathic urticaria and lichen planus. We recently announced data from this exploratory Phase 2 trial. The plaque psoriasis cohort achieved a statistically significant reduction in weekly-average Worst-Itch Numeric Rating Scale (WI-NRS) at Week 8. Additionally, the lichen simplex chronicus, chronic idiopathic urticaria and lichen planus cohorts showed encouraging efficacy results as measured by percent change from baseline in weekly-average WI-NRS at Week 8. We expect to initiate a dose-ranging Phase 2b clinical trial of vixarelimab in prurigo nodularis in the fourth quarter of 2020.

KPL-404 is a monoclonal antibody inhibitor of the CD40/CD40L interaction, a central control node of T-cell-dependent, B-cell-mediated humoral adaptive immunity. In the first quarter of 2019, we acquired all of the outstanding capital stock of Primatope Therapeutics, Inc., or Primatope, the company that owned or controlled the intellectual property related to KPL-404. In the second half of 2019, we initiated a single-ascending-dose Phase 1 clinical trial of KPL-404 in healthy volunteers. The first-in-human trial is designed to provide safety and pharmacokinetics data as well as data regarding receptor occupancy and T-cell dependent antibody response in these subjects. We expect data in the fourth quarter of 2020.

Our future success is dependent on our ability to develop, obtain regulatory approval for and successfully commercialize one or more of our product candidates. We announced positive data from the global, pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, named RHAPSODY, and while we plan to submit an sBLA to the FDA to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis, we have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a commercial scale drug, or conduct sales and marketing activities. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product.

On February 4, 2019, we completed a follow-on offering of 2,654,984 Class A common shares and concurrent private placement of 2,000,000 Class A1 common shares, both at $18.26 per share for aggregate gross proceeds of $85.0 million. In addition, on March 1, 2019, we completed the sale of 161,126 Class A common shares to the underwriters of the follow-on offering following the exercise in part of their over-allotment option to purchase additional shares at $18.26 per share for gross proceeds of $2.9 million. The aggregate net proceeds to us from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $83.0 million after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

On May 18, 2020, we completed a follow-on offering of 2,760,000 Class A common shares, inclusive of the exercise of the underwriters’ overallotment option at a public offering price of $18.25 and a concurrent private placement of 1,600,000 Class A1 common shares at an offering price of $18.25 per share for aggregate gross proceeds of $79.6 million. The aggregate net proceeds to us from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $74.5 million after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

On July 24, 2020, we completed a follow-on offering of 5,952,381 Class A common shares, at a public offering price of $21.00 and a concurrent private placement of 1,428,572 Class A1 common shares at an offering price of $21.00 per share for aggregate gross proceeds of $155.0 million. The estimated aggregate net proceeds to us from the follow-on offering and concurrent private placement was approximately $145.9 million after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $63.9 million and $103.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $420.0 million. We expect to continue to incur significant operating losses for at least the next several years as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. We expect to incur significant expenses in connection with our ongoing activities, particularly as we advance the clinical trials, preclinical activities of our product candidates, and prepare for commercial operations.

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

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $252.4 million. We believe that our existing cash, cash equivalents and short-term investments as well as the net proceeds from our July 2020 follow-on offering and private placement will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of our product candidates. We expense research and development costs as incurred. These expenses may include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;
●	expenses incurred under agreements with contract research organizations, or CROs, that are primarily engaged in the oversight and conduct of our clinical trials and contract manufacturing organizations, or CMOs, that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs for our product candidates;
●	other costs related to acquiring and manufacturing preclinical and clinical trial materials, including manufacturing validation batches, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
●	payments made in cash or equity securities under third-party licensing, acquisition and other similar agreements;
●	employee-related expenses, including salaries and benefits, travel and share-based compensation expense for employees engaged in research and development functions;
●	costs related to compliance with regulatory requirements; and
●	allocated facilities-related costs, depreciation and other expenses, which include rent and utilities.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Rilonacept	$5,132	$8,932	$9,169	$14,296
Mavrilimumab	3,335	3,136	5,545	8,710
Vixarelimab (1)	1,807	6,577	4,463	23,024
KPL-404 (2)	775	1,177	2,046	20,603
Unallocated research and development expenses	11,275	11,026	22,002	23,468
Total research and development expenses	$22,324	$30,848	$43,225	$90,101
(1)	The amount for the six months ended June 30, 2019 includes expense of $10.0 million related to an accrued milestone under our asset purchase agreement with Biogen MA, Inc., or Biogen, associated with the achievement of a specified clinical milestone event.
(2)	The amount for the six months ended June 30, 2019 includes expense of $18.0 million related to our acquisition of the issued and outstanding equity securities of Primatope and milestone achievements, paid in a combination of cash and Class A common shares (inclusive of escrow and holdback share amounts) in accordance with the stock purchase option agreement with Primatope, or the Primatope Agreement.

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will be substantial over the next several years as we conduct our ongoing and planned clinical trials for rilonacept, mavrilimumab, vixarelimab and KPL-404, as well as conduct other preclinical and clinical development including regulatory filings for our product candidates. As a result, our related personnel costs will increase, including costs associated with share-based compensation. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates.

We announced positive data from our global, pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, named RHAPSODY. While we plan to submit an sBLA to the FDA to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis, the successful development and commercialization of rilonacept and our other product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of rilonacept and any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates, if approved. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

●	the potential impact of the COVID-19 pandemic on our business, including our preclinical studies, clinical trials and operations;
●	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
●	establishing an appropriate safety and efficacy profile with IND enabling and clinical studies;
●	the successful enrollment and initiation, performance and completion of preclinical studies and clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the FDA;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully;
●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	significant and changing government regulation;
●	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
●	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

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

We expect that our general and administrative expenses will continue to increase in the future as we continue to prepare for potential commercialization activities and increase our headcount to support our business objectives. We also anticipate that we will continue to incur significant costs associated with being a public company, including accounting, audit, legal, compliance and director and officer insurance costs as well as investor and public relations expenses, and that such costs will increase over time especially as we have determined that we will be a large accelerated filer and cease being an “emerging growth company” as of December 31, 2020 and cease being a “smaller reporting company” as of January 1, 2021. After we cease being an emerging growth company and smaller reporting company, we will no longer be permitted to rely on exemptions from certain requirements that are applicable to public companies that are not emerging growth companies or smaller reporting companies.

Interest Income

Interest income consists of income recognized from investments in money market funds and U.S. Treasury notes.

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses, while our assets remain in Bermuda. Our wholly owned U.S. subsidiaries, Kiniksa Pharmaceuticals Corp., or Kiniksa US, and Primatope are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa Pharmaceuticals (UK), Ltd., and its wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals GmbH are subject to taxation in their respective countries. Our provision for income taxes mainly to U.S. taxable income, generated by our wholly owned subsidiary Kiniksa US.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$22,324	$30,848	$(8,524)
General and administrative	9,536	8,441	1,095
Total operating expenses	31,860	39,289	(7,429)
Loss from operations	(31,860)	(39,289)	7,429
Interest income	266	1,724	(1,458)
Loss before (provision) benefit for income taxes	(31,594)	(37,565)	5,971
(Provision) benefit for income taxes	(5,875)	374	(6,249)
Net loss	$(37,469)	$(37,191)	$(278)

Research and Development Expenses

	Three Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
Direct research and development expenses by program:
Rilonacept	$5,132	$8,932	$(3,800)
Mavrilimumab	3,335	3,136	199
Vixarelimab	1,807	6,577	(4,770)
KPL-404	775	1,177	(402)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	7,734	7,578	156
Other	3,541	3,448	93
Total research and development expenses	$22,324	$30,848	$(8,524)

Research and development expenses were $22.3 million for the three months ended June 30, 2020, compared to $30.8 million for the three months ended June 30, 2019, or a decrease of $8.5 million.

During the three months ended June 30, 2020, the research and development expenses incurred related to external spend for our research programs of $11.0 million, including $7.5 million of preclinical and clinical trial costs, and $1.7 million of clinical drug supply related costs. In addition, we incurred unallocated research and development expenses of $11.3 million including, $7.7 million of personnel costs and $2.6 million of operating costs including costs associated with our laboratory. During the three months ended June 30, 2019, research and development expenses incurred related to external spend for our research programs of $19.8 million, including $10.7 million of preclinical and clinical trial costs and $6.2 million of clinical drug supply related costs. In addition, we incurred unallocated research and development expense of $11.0 million including $6.9 million of personnel costs and $2.5 million of operating costs including costs associated with our laboratory.

The direct costs for our rilonacept program were $5.1 million during the three months ended June 30, 2020, compared to $8.9 million during the three months ended June 30, 2019, or a decrease of $3.8 million. During the three months ended June 30, 2020, expenses incurred primarily related to conducting RHAPSODY, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, and supply chain costs, compared to the three months ended June 30, 2019, in which expenses incurred related to our clinical research and development for RHAPSODY, including $3.1 million purchases of drug materials related to our clinical supply agreement with Regeneron.

The direct costs for our mavrilimumab program were $3.3 million during the three months ended June 30, 2020, compared to $3.1 million during the three months ended June 30, 2019, or an increase of $0.2 million. During the three months ended June 30, 2020, expenses incurred related primarily to our global Phase 2 clinical trial in GCA, including manufacturing process development and supply chain costs, compared to the three months ended June 30, 2019, in which expenses incurred related primarily to our global Phase 2 clinical trial in GCA and manufacturing process development related expenses.

The direct costs for our vixarelimab program were $1.8 million during the three months ended June 30, 2020, compared to $6.6 million during the three months ended June 30, 2019, or a decrease of $4.8 million. During the three months ended June 30, 2020, $1.5 million of expenses incurred primarily related to our Phase 2a clinical trial in prurigo nodularis and our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus, both of which completed enrollment in the three months ended March 31, 2020. In the three months ended June 30, 2019, $5.4 million of expenses incurred related to our Phase 2a clinical trial in prurigo nodularis and trial initiation costs for our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus, including manufacturing and development costs for our clinical drug supply.

The direct costs for our KPL-404 program were $0.8 million during the three months ended June 30, 2020, compared to $1.2 million during the three months ended June 30, 2019, or a decrease of $0.4 million. During the three months ended June 30, 2020, expenses incurred primarily related to clinical trial expenses for our Phase 1 trial of KPL-404, including toxicology costs. During the three months ended June 30, 2019, expenses incurred primarily related to preclinical research and development, including manufacturing development costs.

Unallocated research and development expenses were $11.3 million for the three months ended June 30, 2020 compared to $11.0 million for the three months ended June 30, 2019. The increase of $0.3 million in unallocated research and development expenses was due to an increase of $0.9 million in personnel-related costs, primarily related to share-based compensation, and an increase of $0.6 million in operating costs associated with our laboratory and general research costs, partially offset by a decrease of $0.6 million related to the termination of our license agreement with Novo Nordisk and the cessation of our development of KPL-045 and a decrease of $0.6 million in other expenses, including travel and professional fees, as compared to the three months ended June 30, 2019. Personnel-related costs for the three months ended June 30, 2020 and 2019 included share-based compensation of $2.2 million and $1.5 million, respectively.

General and Administrative Expenses

General and administrative expenses were $9.5 million for the three months ended June 30, 2020 compared to $8.4 million for the three months ended June 30, 2019. The increase of $1.1 million was primarily due to increases of $1.1 million in personnel-related costs and $0.9 million in costs associated with pre-commercialization activities of our rilonacept program partially offset by a decrease of $0.6 million in other expenses primarily due to a decrease of travel costs due to the travel restrictions associated with the COVID-19 pandemic. Personnel-related costs for the three months ended June 30, 2020 and 2019 included share-based compensation of $2.6 million and $2.0 million, respectively, or an increase of $0.6 million.

Interest Income

Interest income was $0.3 million for the three months ended June 30, 2020 compared to $1.7 million for the three months ended June 30, 2019. The decrease was due primarily to lower interest rates on U.S. Treasury notes.

Provision for Income Taxes

For the three months ended June 30, 2020, we recorded a provision for income taxes of $5.9 million relating primarily to the tax impact from the recognition of a valuation allowance reserving against our existing deferred tax assets and current tax expense offset by tax benefit related to the exercise of share options.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$43,225	$90,101	$(46,876)
General and administrative	18,022	16,835	1,187
Total operating expenses	61,247	106,936	(45,689)
Loss from operations	(61,247)	(106,936)	45,689
Interest income	1,055	3,533	(2,478)
Loss before (provision) benefit for income taxes	(60,192)	(103,403)	43,211
(Provision) benefit for income taxes	(3,696)	391	(4,087)
Net loss	$(63,888)	$(103,012)	$39,124

Research and Development Expenses

	Six Months Ended
	June 30,
	2020	2019	Change

	(in thousands)
Direct research and development expenses by program:
Rilonacept	$9,169	$14,296	$(5,127)
Mavrilimumab	5,545	8,710	(3,165)
Vixarelimab	4,463	23,024	(18,561)
KPL-404	2,046	20,603	(18,557)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	15,095	14,514	581
Other	6,907	8,954	(2,047)
Total research and development expenses	$43,225	$90,101	$(46,876)

Research and development expenses were $43.2 million for the six months ended June 30, 2020, compared to $90.1 million for the six months ended June 30, 2019, or a decrease of $46.9 million.

During the six months ended June 30, 2020, the research and development expenses incurred related to external spend for our research programs of $21.2 million, including $14.6 million of preclinical and clinical trial costs and $2.9 million of clinical drug supply related costs. In addition, we incurred unallocated research and development expenses of $22.0 million, including $15.1 million of personnel costs and $6.9 million of operating costs including costs associated with our laboratory. During the six months ended June 30, 2019, expenses incurred related to the acquisition of all of the issued and outstanding equity securities of Primatope for aggregate upfront and contingent payments of $18.0 million, paid in a combination of cash and Class A common shares (inclusive of escrow and holdback share amounts) in accordance with the Primatope Agreement, $10.0 million for an accrued milestone under the Biogen Agreement, associated with the achievement of a specified clinical milestone event, and expenses for external spend for our research programs of $38.6 million, including $20.4 million of preclinical and clinical trial costs and $13.1 million of clinical drug supply related costs. In addition, we incurred unallocated research and development expenses of $23.5 million, including, $13.8 million of personnel costs and $9.7 million of operating costs including costs associated with our laboratory.

The direct costs for our rilonacept program were $9.2 million during the six months ended June 30, 2020, compared to $14.3 million during the six months ended June 30, 2019, or a decrease of $5.1 million. During the six months ended June 30, 2020, expenses incurred primarily related to clinical trial costs for conducting RHAPSODY and supply chain costs. During the six months ended June 30, 2019, expenses incurred primarily related to our clinical research and development for RHAPSODY, including $3.6 million related to purchases of drug materials under our clinical supply agreement with Regeneron, as well as for our open-label Phase 2 proof-of-concept clinical trial

The direct costs for our mavrilimumab program were $5.5 million during the six months ended June 30, 2020, compared to $8.7 million during the six months ended June 30, 2019, or a decrease of $3.2 million. During the six months ended June 30, 2020, expenses incurred related primarily to our global Phase 2 clinical trial in GCA, compared to the six months ended June 30, 2019, in which expenses incurred related primarily to $4.5 million of manufacturing process development and supply chain related expenses and other costs related to our global Phase 2 trial in GCA.

The direct costs for our vixarelimab program were $4.5 million during the six months ended June 30, 2020, compared to $23.0 million during the six months ended June 30, 2019, or a decrease of $18.5 million. During the six months ended June 30, 2020, expenses incurred primarily related to expenses incurred for clinical trial cost of our Phase 2a clinical trial in prurigo nodularis and our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus, compared to the six months ended June 30, 2019, in which expenses incurred related to a milestone payment of $10.0 million under our Biogen Agreement associated with the achievement of a specified clinical milestone event as well as expenses incurred for our Phase 2a clinical trial in prurigo nodularis, our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus and our Phase 1b clinical trial, as well as approximately $1.8 million of manufacturing and development costs for our clinical drug supply.

The direct costs for our KPL-404 program were $2.0 million during the six months ended June 30, 2020, compared to $20.6 million during the six months ended June 30, 2019, or a decrease of $18.6 million. During the six months ended June 30, 2020, expenses incurred primarily related to preclinical and clinical trial expenses for the initiation of our Phase 1 trial of KPL-404, including toxicology costs. During the six months ended June 30, 2019, expenses incurred primarily related to the acquisition of all of the issued and outstanding equity securities of Primatope for aggregate upfront and contingent payments of $18.0 paid in a combination of cash and Class A common shares (inclusive of escrow and holdback share amounts) in accordance with the Primatope Agreement.

Unallocated research and development expenses were $22.0 million for the six months ended June 30, 2020 compared to $23.5 million for the six months ended June 30, 2019. The decrease of $1.5 million in unallocated research and development expenses was due to decreases of $2.5 million related to the cessation of our development of KPL-045 and $2.0 million in other operational expenses, partially offset by an increases of $1.7 million in operating costs of our laboratory and $1.3 million in personnel-related costs primarily related to share-based compensation. Personnel-related costs for the six months ended June 30, 2020 and 2019 included share-based compensation of $4.0 million and $2.7 million, respectively.

General and Administrative Expenses

General and administrative expenses were $18.0 million for the six months ended June 30, 2020 compared to $16.8 million for the six months ended June 30, 2019. The increase of $1.2 million was primarily due to increases of $1.8 million in personnel-related costs and $0.9 million in marketing costs associated with the pre-commercialization of our rilonacept program partially offset by a decrease $1.5 million of other expenses primarily due to a decrease of travel costs due to the travel restrictions associated with the COVID-19 pandemic and other miscellaneous professional fees. Personnel-related costs for the six months ended June 30, 2020 and 2019 included share-based compensation of $5.1 million and $3.7 million, respectively, or an increase of $1.4 million.

Interest Income

Interest income was $1.1 million for the six months ended June 30, 2020 compared to $3.5 million for the six months ended June 30, 2019. The decrease was primarily due to lower interest rates on U.S. Treasury notes.

Provision for Income Taxes

For the six months ended June 30, 2020, we recorded a provision for income taxes of $3.7 million relating to the tax impact from the recognition of a valuation allowance reserving against our existing deferred tax assets and current tax expense offset by tax benefit related to the exercise of share options.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from any sources, including from product sales, and have incurred significant operating losses and negative cash flows from our operations.

On February 4, 2019, we completed a follow-on offering of 2,654,984 Class A common shares at a public offering price of $18.26 per share and concurrent private placement of 2,000,000 Class A1 common shares at an offering price of $18.26 per share for aggregate gross proceeds of $85.0 million. In addition, on March 1, 2019, we completed the sale of 161,126 Class A common shares to the underwriters of the follow-on offering following the exercise in part of their over-allotment option to purchase additional shares at a public offering price of $18.26 per share for gross proceeds of $2.9 million. The aggregate net proceeds to us from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $83.0 million after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

On May 18, 2020, we completed a follow-on offering of 2,760,000 Class A common shares, inclusive of the exercise of the underwriters’ overallotment option at a public offering price of $18.25 and a concurrent private placement of 1,600,000 Class A1 common shares at an offering price of $18.25 per share for aggregate gross proceeds of $79.6 million. The aggregate net proceeds to us from the follow-on offering and concurrent private placement, inclusive of the over-allotment option exercise, was $74.5 million after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

On July 24, 2020, we completed a follow-on offering of 5,952,381 Class A common shares, at a public offering price of $21.00 and a concurrent private placement of 1,428,572 Class A1 common shares at an offering price of $21.00 per share for aggregate gross proceeds of $155.0 million. The estimated aggregate net proceeds to us from the follow-on offering and concurrent private placement was approximately $145.9 million after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $252.4 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(61,020)	$(104,932)
Net cash provided by investing activities	57,573	32,085
Net cash provided by financing activities	79,975	83,681
Net increase in cash and cash equivalents and restricted cash	$76,528	$10,834

Operating Activities

During the six months ended June 30, 2020, operating activities used $61.0 million of cash, primarily resulting from our net loss of $63.9 million and net cash used in our operating assets and liabilities of $12.0 million, partially offset by non-cash charges of $14.9 million. Net cash used in our operating assets and liabilities for the six months ended June 30, 2020 consisted of a $3.2 million decrease in accounts payable primarily due to the timing of vendor invoicing and payments, a $4.1 decrease in accrued expenses and other liabilities primarily due to the cash payment of the 2019 employee bonuses, a $0.8 million decrease in operating lease liabilities due to monthly payments for our right of use assets, and a $3.8 million increase in prepaid expenses and other current assets due to increases in prepaid expenses to CROs related to our clinical trials.

During the six months ended June 30, 2019, operating activities used $104.9 million of cash, primarily resulting from our net loss of $103.0 million, partially offset by non-cash charges of $13.3 million and net cash used by changes in our operating assets and liabilities of $15.2 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted of a $15.0 million decrease in accrued milestones resulting from payment of outstanding milestones, a $1.6 million decrease in accounts payable primarily due to the timing of vendor invoicing and payments, a $0.6 million decrease in operating lease liabilities due to monthly payments for our right of use assets, a $1.6 million increase in prepaid expenses and other current assets due to interest receivable and prepaid expenses to CMOs related to manufacturing development and CROs related to our clinical trials, partially offset by a $0.9 million increase in other long-term liabilities and a $2.7 million increase in accrued expenses.

Investing Activities

During the six months ended June 30, 2020 investing activities provided $57.6 million of cash, consisting of $191.8 million from proceeds of maturities of short-term investments, partially offset by $134.0 million of purchases of short-term investments and $0.2 million of purchases of property and equipment.

During the six months ended June 30, 2019 investing activities provided $32.1 million of cash, consisting of $306.4 million from proceeds of maturities of short-term investments, partially offset by $0.8 million of purchases of property and equipment and $273.5 million of purchases of short-term investments.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $80.0 million, consisting of net proceeds of $74.6 million from our issuance and sale of Class A common shares in a follow-on public offering, inclusive of the exercise of the underwriters’ over-allotment option to purchase additional Class A common shares, and concurrent issuance and sale of Class A1 common shares in a private placement, after deduction of underwriting discounts and commissions, placement agent fees and other offering costs and $5.4 million of proceeds primarily from the exercise of share options.

During the six months ended June 30, 2019, net cash provided by financing activities was $83.7 million, primarily consisting of net proceeds of $83.0 million from our issuance and sale of Class A common shares in a follow-on public offering, inclusive of the exercise in part of the underwriters’ over-allotment option to purchase additional Class A common shares, and concurrent issuance and sale of Class A1 common shares in a private placement, after deduction of underwriting discounts and commissions, placement agent fees and other offering costs.

Funding Requirements

We expect to incur significant expenses in connection with our ongoing activities, particularly as we advance the clinical trials, preclinical activities of our product candidates and prepare for commercial operations. Additionally, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur expenses as we:

●	conduct our current clinical trials for rilonacept, mavrilimumab, vixarelimab and KPL-404, as applicable;
●	manufacture, or have manufactured on our behalf, our preclinical and clinical drug material and develop processes for late-stage and commercial manufacturing;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates, including rilonacept, for which we may obtain marketing approval and intend to commercialize on our own;
●	hire additional clinical, quality and research and development personnel;
●	expand our operational, financial and management systems and increase personnel globally to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio; and
●	in-license or acquire other product candidates and technologies or their related businesses, if we determine to do so.

We believe that our existing cash, cash equivalents and short-term investments, including the estimated net proceeds from the July 2020 follow-on offering and concurrent private placement, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we may require additional capital if we choose to pursue in-licenses or acquisitions of other product candidates and technologies or their related businesses. If we receive regulatory approval for rilonacept or our other product candidates, pursue additional indications for our existing product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

●	any impact of the COVID-19 pandemic on our business, including our preclinical studies and clinical trials, and operations;

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs, timing and ability to manufacture our product candidates to supply our clinical and preclinical development efforts and our clinical trials;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, pricing and reimbursement, distribution and compliance, for any of our product candidates for which we receive marketing approval;
●	the costs of manufacturing commercial-grade product and necessary inventory to support commercial launch;
●	the ability to receive additional non-dilutive funding;
●	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain licensing, collaboration or other strategic transactions and arrangements on favorable terms, if at all;
●	the extent to which we acquire or in-license other product candidates, technologies and their related businesses; and
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2020, there were no material changes outside the ordinary course of our business to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the Annual Report. See Note 12 to our consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” of this Quarterly Report for a discussion of obligations and commitments.

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

During the six months ended June 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited

Financial Statements,” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	accrued research and development expenses; and
●	share-based compensation.

Emerging Growth Company Status

The Jumpstart Our Business Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies. Based on our closing share price and the market value of our voting and non-voting common shares held by non-affiliates as of June 30, 2020, we have determined that we will be a large accelerated filer and cease being an “emerging growth company” as of December 31, 2020 and cease being a “smaller reporting company” as of January 1, 2021. After we cease being an emerging growth company and smaller reporting company, we will no longer be permitted to rely on exemptions from certain requirements that are applicable to public companies that are not emerging growth companies or smaller reporting companies.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Further, the COVID-19 pandemic has adversely impacted the U.S. economy and financial markets, and any prolonged impact may have an impact on market interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Typically, it takes many years to develop one new product from the time it is discovered to when it is available for treating patients, and development may cease for a number of reasons. We have incurred operating losses in each year since our inception in 2015 and anticipate incurring losses for the foreseeable future. To date, we have invested substantially all of our efforts and financial resources in identifying, acquiring, in-licensing and developing our product candidates, including commencing and conducting clinical trials and providing general and administrative support for these operations. Our future success is dependent on our ability to develop, obtain regulatory approval for and successfully commercialize one or more of our product candidates. Based on the top-line data from our global, pivotal Phase 3 clinical trial, RHAPSODY, we expect to submit a supplemental Biologics License Application, or sBLA, to the U.S. Food and Drug Administration, or FDA, to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis. However, we have not submitted, and we may never submit marketing applications to the FDA or comparable regulatory authorities outside of the United States for our product candidates. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial-scale drug, or conduct sales and marketing activities. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. Consequently, predictions about our future success or viability could be more accurate if we had a longer operating history.

We have incurred significant losses related to expenses for research and development and our ongoing operations. As of June 30, 2020, we had an accumulated deficit of $420.0 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as a result of many factors, including:

●	our research and preclinical and clinical development of our product candidates, including our global Phase 2 clinical trial with mavrilimumab for the treatment of giant cell arteritis, or GCA, for which we expect data in the fourth quarter of 2020, the global placebo-controlled Phase 2 portion of our adaptive design Phase 2/3 clinical trial of mavrilimumab in severe coronavirus disease 2019, or COVID-19, pneumonia and hyperinflammation, for which we are enrolling and dosing patients, and our Phase 1 clinical trial in healthy volunteers for KPL-404, as well as our planned Phase 2b dose-ranging trial with vixarelimab in prurigo nodularis;
●	initiating potential additional preclinical studies and clinical trials for our product candidates;

●	increasing our manufacturing capabilities or adding additional manufacturers or suppliers;
●	seeking regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	establishing a sales, marketing and distribution infrastructure to commercialize products for which we may obtain marketing approval;
●	seeking to identify, assess and study new or expanded indications for our product candidates, new or alternative dosing levels and frequency for our product candidates, or new or alternative administration of our product candidates, including method, mode or delivery device;
●	seeking to identify, assess, acquire or develop additional product candidates;
●	entering into licensing, acquisition, collaboration or other strategic transaction agreements;
●	making milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●	seeking to maintain, protect and expand our intellectual property portfolio;
●	seeking to attract and retain skilled personnel;
●	creating additional infrastructure to support our operations as a public company, our product development and planned future commercialization efforts; and
●	experiencing delays or encountering issues with any of the above, including but not limited to the impact of the COVID-19 pandemic and measures taken in response to the pandemic, failed trials, complex results, safety issues, regulatory challenges that require longer follow-up of existing trials, additional major trials, or additional supportive trials in order to pursue marketing approval.

See “Risk Factors — Risks related to product development — The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact on our current or planned preclinical studies and clinical trials, which could be significant.” Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, will force us to delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or other operations or commercialization efforts.

The development and commercialization of biopharmaceutical products is capital intensive. We are advancing our product candidates through research, preclinical and clinical development, including our global Phase 2 clinical trial for mavrilimumab for the treatment of GCA for which we expect data in the fourth quarter of 2020, the global placebo-controlled Phase 2 portion of our adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation, for which we are enrolling and dosing patients, and our Phase 1 clinical trial with KPL-404 in healthy volunteers, as well as our planned Phase 2b dose-ranging trial with vixarelimab in prurigo nodularis. We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of our product candidates, establish and expand our sales, marketing and distribution capabilities, infrastructure and organization, or enter into agreements with third parties to conduct one or more of these commercialization activities. Based on the top-line data from our global, pivotal Phase 3 clinical trial, RHAPSODY, of rilonacept in recurrent pericarditis, we expect to submit an sBLA to the FDA to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis. If we obtain marketing approval for rilonacept or any of our other product candidates, we expect to incur significant additional commercialization expenses related to manufacturing, product sales, marketing and distribution. As our product candidates progress through development and towards commercialization, we will need to make milestone payments and, if successful, eventually make royalty payments to the licensors and other third parties from whom we have acquired our product candidates. Furthermore, we expect to continue to incur costs associated with operating as a public company, including with respect to increased compliance and disclosure obligations of becoming a large accelerated filer at the end of the year and no longer being an emerging growth company at year end or a smaller reporting company in 2021. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed on acceptable terms, if at all, we will be forced to delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or commercialization efforts. We also may not be able to expand our operations or otherwise capitalize on our business opportunities, or may be required to relinquish rights to our product candidates or products.

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private securities offerings, debt financings or other sources, including government funding or grants. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the results from, and the time and cost necessary for development of our product candidates, including for our global Phase 2 clinical trial for mavrilimumab in GCA, the investigator-initiated studies in the United States and our global placebo-controlled Phase 2 portion of our adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation, and our Phase 1 clinical trial in healthy volunteers for KPL-404 as well as our planned Phase 2b dose-ranging trial of vixarelimab in prurigo nodularis;
●	the costs and timing of establishing and maintaining clinical trial sites for the development of our product candidates, both in the United States and in jurisdictions outside of the United States, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic;
●	the number, size and type of preclinical activities and any additional clinical trials;
●	the costs, timing and outcomes of seeking and potentially obtaining approvals from the FDA or comparable regulatory authorities outside of the United States, including the potential for the FDA or such comparable regulatory authorities to require that we conduct more studies than we currently plan to conduct and the costs of post-marketing studies or risk evaluation and mitigation strategies, or REMS, that could be required by regulatory authorities;
●	the costs and timing of reserving manufacturing slots, transferring manufacturing technology to third-party manufacturers, producing product candidates to support clinical trials and preparing to manufacture product candidates on a commercial scale, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic, as well as producing rilonacept in potential new final form configurations;
●	the timing and amount of milestone and other payments we must make under our agreements with Regeneron Pharmaceuticals, Inc., or Regeneron, MedImmune, Limited, or MedImmune, Biogen MA Inc., or Biogen, and the other third parties from whom we have acquired or in-licensed our product candidates or from whom we may in the future acquire or in-license product candidates;
●	our ability to successfully commercialize any of our product candidates, including the cost and timing of establishing and expanding our sales, marketing and distribution capabilities, infrastructure and organization or entering into agreements with third parties to conduct one or more of these activities for any of our product candidates, if approved or in anticipation of such approval;
●	the amount of sales revenues from our product candidates, if approved, including the sales price and the availability of coverage and adequate third-party reimbursement;
●	competitive and potentially competitive products and technologies and patients’ and physicians’ receptivity to our product candidates and the technology underlying them in light of competitive products and technologies;
●	the cash requirements of any future in-license, acquisition, development or discovery of additional product candidates, including in connection with any licensing, acquisition, collaboration or other strategic transaction agreements;
●	the cash requirements for seeking to identify, assess and study new or expanded indications for our product candidates, new or alternative dosing levels or frequency for our product candidates, or new or alternative administration of our product candidates, including method, mode or delivery device;
●	the time and cost necessary to respond to technological and market developments;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	any product liability or other lawsuits related to our product candidates or any related activities;
●	the costs associated with being a public company, including as a result of becoming a large accelerated filer as of December 31, 2020 and no longer being an emerging growth company at that time or a smaller reporting company as of January 1, 2021;
●	our need and ability to hire and retain skilled personnel; and
●	the receptivity of the capital markets to financings by biopharmaceutical companies generally and companies with product candidates and technologies such as ours specifically.

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

We do not currently generate any revenue from sales of any products, and we may never be able to develop or commercialize marketable products. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable regulatory authorities outside of the United States. We have four product candidates in various stages of clinical development. Our assumptions about why our product candidates are worthy of future development and potential approval in the indications for which we are studying them, or any other indications, are based on either indirect data primarily collected by other companies or our preclinical and clinical trials. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them, and they may not be approved. Although rilonacept is approved and marketed for human use for the treatment of cryopyrin-associated periodic syndrome, or CAPS, in the United States by Regeneron, we are studying rilonacept for the treatment of a different indication called recurrent pericarditis, for which we recently announced that our global, pivotal Phase 3 clinical trial, RHAPSODY, met statistical significance on its primary and all major secondary efficacy endpoints, showing that rilonacept improved clinically meaningful outcomes associated with unmet medical need in recurrent pericarditis. Mavrilimumab has been through Phase 2 clinical trials conducted by MedImmune for the treatment of rheumatoid arthritis, or RA, but our global Phase 2 clinical trial with mavrilimumab is for the treatment of GCA. Further, we are enrolling and dosing patients in the global placebo-controlled Phase 2 portion of our adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation. We have been studying vixarelimab in prurigo nodularis, for which we released top-line data from our Phase 2a clinical trial, and in diseases characterized by chronic pruritus, for which we released top-line data from our exploratory Phase 2 clinical trial, and we are planning a Phase 2b dose-ranging trial of vixarelimab in prurigo nodularis. In addition, KPL-404 has progressed into a Phase 1 clinical trial in healthy volunteers. Our future preclinical product candidates would need to progress through toxicology studies and other requirements to enable an Investigational New Drug application, or IND, prior to clinical development.

Based on the top-line data from our global, pivotal Phase 3 clinical trial, RHAPSODY, we expect to submit an sBLA to the FDA to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis. However, we have not submitted, and we may never submit marketing applications to the FDA or comparable regulatory authorities outside of the United States for our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, rilonacept or any of our other product candidates may not receive regulatory approval even if we complete a successful clinical trial. We may also determine that the potential product and commercial profile of any of our product candidates would not ultimately be commercially successful and could therefore elect not to continue its development. If we do not receive regulatory approvals for one or more of our product candidates, we may not be able to continue our operations.

Each of our product candidates require additional preclinical or clinical development, regulatory approval in one or more jurisdictions, manufacturing capacity and expertise, successful manufacture of clinical supply, building an organization to support commercialization, substantial investment and significant marketing efforts before we will be able to generate any revenue from product sales. The success of our product candidates or potential future product candidates depends upon several factors, including the following:

●	successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, conducted, where applicable, under the FDA’s Good Laboratory Practice, or GLP, regulations;
●	submission to and acceptance by the FDA of INDs and of clinical trial applications to governmental authorities outside of the United States for our product candidates to commence planned clinical trials or future clinical trials;
●	successful site activation for, enrollment in, and completion of clinical trials, the design and implementation of which are agreed to by the applicable regulatory authorities, and the ability of our contract research organizations, or CROs, to successfully conduct such trials within our planned budget and timing parameters and without materially adversely impacting our trials;
●	successful data from our clinical programs that support an acceptable risk-benefit profile of our product candidates for the targeted indications in the intended populations to the satisfaction of the applicable regulatory authorities;
●	timely receipt, if at all, of regulatory approvals from applicable regulatory authorities and maintenance of any such approvals;
●	as applicable, pediatric study plans acceptable to the FDA and comparable regulatory authorities outside of the United States, and follow through of any pediatric study commitments, including development of pediatric formulations where indicated;
●	establishment and maintenance of arrangements with third-party manufacturers, as applicable, for continued clinical supply and commercial manufacturing;
●	successful development of our manufacturing processes and transfer to third-party facilities to support future development activities and commercialization that are operated by contract manufacturing organizations, or CMOs, in a manner compliant with all regulatory requirements;
●	successful manufacture of sufficient supplies of our product candidates within approved specifications for purity and efficacy from our facility and from our CMOs in order to meet clinical or commercial demand, as applicable;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●	successful commercial launch of our product candidates, if and when approved;

●	acceptance of our products, if and when approved, by patients, patient-advocates, the medical community and third-party payors;
●	effective competition with other therapies;
●	establishment and maintenance of adequate healthcare coverage and reimbursement;
●	enforcement and defense of intellectual property rights and claims;
●	continued compliance with any post-marketing requirements imposed by regulatory authorities, including any required post-marketing clinical trial commitments or REMS; and
●	maintenance of a continued acceptable safety profile of our product candidates following approval.

If we do not accomplish one or more of these factors in a timely manner or at all, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic, we could experience significant delays in, or an inability to, successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for one or more of our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to manufacture and market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are smaller than we estimate, we may not generate projected revenue levels from sales of such products, if approved.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. We are conducting a global Phase 2 clinical trial with mavrilimumab for the treatment of GCA for which we expect data in the fourth quarter of 2020, the global placebo-controlled Phase 2 portion of our adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation, for which we are enrolling and dosing patients, and a Phase 1 clinical trial with KPL-404 in healthy volunteers. Further, we conducted a Phase 2a clinical trial with vixarelimab in prurigo nodularis for which we announced top-line data and conducted an exploratory Phase 2 clinical trial with vixarelimab in diseases characterized by chronic pruritus for which we have announced top-line data, and we plan to initiate a Phase 2b dose-ranging trial with vixarelimab in prurigo nodularis. We cannot guarantee that any of our current or potential future clinical trials will be conducted as planned or completed on schedule, if at all, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic.

Commencing a clinical trial is subject to acceptance by the FDA of an IND or IND amendments, acceptance by European regulatory authorities of a Clinical Trial Application, or CTA, or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, European regulatory authorities or other applicable regulatory authorities. We may receive feedback or guidance from regulatory authorities on our clinical trial design and protocols and, even after we incorporate such feedback or guidance from these regulatory authorities, such regulatory authorities may impose other requirements for our clinical trials, could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant preclinical studies, clinical trials or chemistry, manufacturing and controls, or CMC, data, or disagree or change their position on the acceptability of our trial designs, including the proposed dosing level or schedule, treatment duration, our definitions of the patient populations or the clinical endpoints selected, which may require us to complete additional preclinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect. For example, the FDA has provided feedback that the risk-benefit assessment for investigation of mavrilimumab in a clinical trial may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk-

benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment options. In addition, we anticipate that other potential indications for mavrilimumab would need to be in serious or life-threatening diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to pursue clinical development in such indications or potentially in indications requiring limited doses where the theoretical risk of PAP is low. Further, based on FDA feedback we received in connection with its review and approval of an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the safety and effectiveness of mavrilimumab at the 26 weeks of dosing stipulated in our Phase 2 clinical trial, and eventually demonstrate safety and effectiveness of mavrilimumab beyond 26 weeks, as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses in GCA. In addition, the development of mavrilimumab in other potential indications, such as the treatment of COVID-19 pneumonia and hyperinflammation and relapsed or refractory large B-Cell lymphoma in combination with Yescarta (axicabtagene ciloleucel), could increase the possibility of identification of adverse safety events that impact our development of mavrilimumab for GCA.

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

Successful completion of our clinical trials is a prerequisite to submitting a Biologics License Application, or BLA, sBLA or New Drug Applications, or NDA, to the FDA and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, or other applicable regulatory authorities in other countries for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and any future product candidates. We do not know whether any of our future clinical trials will begin as planned or any of our current or future clinical trials will be completed on schedule, if at all.

A failure of one or more of our current or future clinical trials can occur at any stage of testing, and our clinical trials may not be successful. We may experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, be allowed by regulatory authorities, need to be redesigned, or if we can activate sites or enroll patients on time, or if they will be completed on schedule, if at all. Events that may prevent commencement or successful completion of clinical development of our product candidates as planned, if at all, include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical trials;
●	delays or failure in reaching a consensus with regulatory agencies on trial design or implementation;
●	delays or failure in establishing the appropriate dosage levels or frequency of dosing or treatment period in clinical trials;
●	delays or failure in reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	difficulties in obtaining required IRB approval at each clinical trial site;

●	delays or failure in obtaining regulatory approval to commence a trial, or imposition of a clinical hold by regulatory authorities, after review of an IND or IND amendment, or equivalent application or amendment, or an inspection of our clinical trial operations or study sites;
●	challenges in recruiting and enrolling suitable patients or a sufficient number thereof to participate in our clinical trials;
●	amendments to clinical trial protocols impacting study criteria, endpoints or design, including amendments that either we initiate or are requested by regulatory authorities;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CROs, medical institutions, other third parties we contract with in connection with our clinical trials, or us to adhere to clinical trial requirements or to perform their obligations in a timely or compliant manner;
●	failure to perform in accordance with the FDA’s good clinical practices requirements, or GCPs, or applicable comparable regulatory guidelines in other countries;
●	patients not completing participation in a clinical trial or returning for post-treatment follow-up, in either case including as a result of trial demands on participants as a result of the COVID-19 pandemic and measures taken in response to the pandemic or otherwise, among other things;
●	clinical trial sites or patients withdrawing from a clinical trial;
●	participating patients experiencing serious adverse events or undesirable side effects or being exposed to unacceptable health risks;
●	participating patients failing to experience confirmed pre-specified events during the clinical trial within an expected time-frame, if at all;
●	safety issues, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	difficulty in identifying the patient populations that we are trying to enroll in a particular trial, which may delay enrollment and reduce the power of a clinical trial to detect statistically significant results;
●	changes in regulatory requirements, policies and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical trials of our product candidates being greater than we anticipate;
●	clinical trials of our product candidates producing negative, inconclusive or uncompetitive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or modify or cease development programs for our product candidates;
●	suspensions or terminations of our clinical trials by us or the IRBs of the institutions in which our clinical trials are being conducted, the Data Safety Monitoring Board for such trials or the FDA or comparable regulatory authorities;
●	failure of manufacturers, or us, to produce phase-appropriate supplies of our product candidates for use in our clinical trials in accordance with current good manufacturing practices, or cGMP, requirements and regulations or applicable comparable regulatory guidelines in other countries;

●	delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; and
●	disruptions to our business operations, including our manufacturing operations, and the business operations of our third-party manufacturers, CROs upon whom we rely to conduct our clinical trials, or other third parties with whom we conduct business or otherwise engage, as well as disruptions in travel into and within the countries in which we conduct our clinical trials, our manufacturers produce our product candidates or we otherwise conduct business or engage with other third parties, now or in the future as a result of the impact of the COVID-19 pandemic.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in commencing or completing our planned and ongoing clinical trials and other clinical development. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the delay or denial of regulatory approval of our product candidates.

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

Furthermore, clinical trials must be conducted in accordance with the laws, rules and regulations, guidelines and other requirements of the FDA, European Union, or EU, and other applicable regulatory authorities outside of those jurisdictions and are subject to oversight by these regulatory authorities and IRBs at the medical institutions where the clinical trials are conducted. Further, conducting global clinical trials, as we do for certain of our product candidates, may require that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, EU and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials that are conducted in countries outside the United States and the EU may subject us to risks associated with the engagement of non-United States and non-EU CROs who are unknown to the FDA or the EMA, and may have different standards of diagnosis, screening and medical care, as well as risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States and the EU.

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

The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact on our current or planned preclinical studies and clinical trials, which could be significant.

The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact our current or planned preclinical studies and clinical trials, which could be significant. If the COVID-19 pandemic and measures undertaken in response to the pandemic are prolonged, or the easing of any of such measures has adverse consequences, we may experience significant disruptions that could severely impact our preclinical studies and clinical trials, including by:

●	impeding, delaying, limiting or preventing the production, delivery or release of our product candidates to our clinical trial sites or patients, including due to interruptions in global shipping that may affect the transport of clinical trial materials;
●	impeding, delaying, limiting or preventing clinical trial investigators, other critical staff, or patients from traveling to our clinical trial sites or visiting nurses traveling to patients;
●	impeding, delaying, limiting or preventing key clinical trial activities, including clinical trial site monitoring, patient dosing, study procedures (such as biopsies, which may be deemed non-essential), collection of clinical data and samples as well as cleaning and verification of clinical data, which could affect the integrity of clinical trial data;
●	diverting healthcare resources away from the conduct of clinical trials or a reprioritizing of the focus of such resources on clinical trials for product candidates with the potential for treatment or prevention of COVID-19 related conditions;
●	impeding, delaying, limiting or preventing clinical trial site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, and enrollment or retention of patients in our clinical trials;
●	increasing the risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	interrupting or delaying preclinical studies due to restricted or limited operations at our research and development laboratory facility;
●	impeding, delaying, limiting or preventing the production, delivery or release of the potential commercial supply of rilonacept, including due to disruptions at Regeneron’s manufacturing facilities that produce rilonacept, staffing shortages or reprioritizations, production slowdowns or stoppages or interruptions in global shipping;
●	causing interruptions or delays at the FDA, or other regulatory authorities, which could result in delays in review and approval of INDs, clinical trial protocols and BLAs for our product candidates;
●	resulting in the refusal of the FDA to accept data from clinical trials in affected geographies;
●	prompting changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or cause us to pause or discontinue one or more of our current or planned clinical trials altogether;
●	delaying necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
●	limiting employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire or requirement of employees to avoid contact with large groups of people.

Any one of the foregoing could significantly impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue. While we continuously look to identify business-critical activities and to develop contingencies and mitigation strategies for those activities to potentially minimize the impact of the COVID-19 pandemic on our business and operations, there can be no assurance that we will be able to identify all such activities or that any identified contingencies and mitigation strategies will be effective. Further, the COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our current and planned preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, duration of the pandemic, the scope and duration of the measures taken in response to the pandemic, including business and travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of such measures taken in the United States and other countries to contain and treat the disease, and the impact of any easing of such measures.

We may find it difficult to enroll patients in our clinical trials in a timely manner given the limited number of patients who have the diseases for which our product candidates are being studied, our particular enrollment criteria or competing clinical studies in the same patient population, including patients with COVID-19, or due to the impact of the COVID-19 pandemic. Difficulty in enrolling patients could delay or prevent completion of our clinical trials of our product candidates, and our research and development efforts could be adversely affected.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit a sufficient number of patients to participate in testing our product candidates, including for the treatment of conditions associated with COVID-19, particularly given that many of the conditions for which we are evaluating our current product candidates or may evaluate them in the future are in small disease populations. In addition, the eligibility criteria of our clinical trials will further limit the pool of available trial participants, as we will require patients to have specific characteristics that we can evaluate based on the primary and secondary endpoints of the study.

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

In addition, disruptions to our business operations and the business operations of our CROs or other third parties with whom we conduct business, as well as disruptions in travel into and within the countries in which we conduct our clinical trials, now or in the future, as a result of the impact of the COVID-19 pandemic, may delay or prevent patient enrollment. For example, our CRO for the Phase 1 clinical trial of KPL-404 notified us that, after a temporary pause due to the impact of the COVID-19 pandemic, they resumed certain clinical trial activities. While we do not expect this development will impact our timeline to report data from the trial in the second half of 2020, it could impact the breadth of data we may be able to generate by that time should we conduct other cohorts in the trial at another clinical trial site.

Accordingly if we encounter these or other difficulties in enrollment we may experience delays or be prevented from completing our clinical trials. Patient enrollment depends on many factors, including:

●	the size and nature of the patient population;
●	the severity of the disease being studied;
●	patient referral practices of physicians;
●	patient eligibility criteria for the clinical trial;
●	the proximity of patients to clinical sites;

●	the complexity of the design and nature of the clinical protocol and trial;
●	the availability and nature of competing clinical trials;
●	the availability of standard of care or new drugs approved for the indication the clinical trial is investigating;
●	failure to obtain and maintain patient consents;
●	our ability to recruit clinical trial investigators with applicable competencies and experience;
●	the risk that patients enrolled in clinical trials will withdraw from the trials before completion of their treatment or follow-up period (in either case including as a result of trial demands on participants among other things);
●	clinicians’ and patients’ perceptions as to the safety and potential advantages of the product candidate being studied in relation to other available therapies; and
●	the occurrence of adverse events, or AEs, or undesirable side effects attributable to our product candidates.

The process of finding and enrolling patients may prove costly, especially since we are looking to identify a subset of the patients eligible for our studies from a relatively small patient population for many of the diseases we are studying. If patients are unable or unwilling to participate in our clinical trials for any reason, or we experience difficulties in patient enrollment for any other reasons, such as due to the COVID-19 pandemic, our costs and the timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be significantly delayed or prevented, the commercial prospects of our product candidates may be harmed, and our ability to commence product sales and generate product revenue from any of these product candidates could be delayed or prevented. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Our product candidates modulate the immune system and carry risks associated with immunosuppression, including the risk of serious infections and other potential serious health risks. For example, some common side effects of rilonacept include, cold symptoms, nausea, stomach pain, diarrhea, numbness or tingly feeling and injection-site reaction. IL-1 blockade may interfere with immune response to or delay symptomatology and diagnosis of infections. Serious, life-threatening infections have been reported in patients taking rilonacept. In our open-label Phase 2 proof-of-concept clinical trial of rilonacept for recurrent pericarditis, the most common AEs were gastrointestinal disorders and injection site reactions and there was one treatment-related serious AE which resulted in discontinuation: a skin abscess which responded to medical treatment. In our global, pivotal Phase 3 clinical trial, RHAPSODY, the most common AEs were injection site reactions and upper respiratory tract infections and there were four serious AEs on rilonacept, none of which were treatment-related.

For mavrilimumab, there is a theoretical risk for the development of pulmonary alveolar proteinosis, or PAP. PAP is a rare lung disorder in which surfactant-derived lipoproteins accumulate excessively within pulmonary alveoli due to loss of granulocyte macrophage colony stimulating factor, or GM-CSF, function. The disease can range in severity from a sub-clinical reduction in diffusion capacity to significant dyspnea during mild exertion. In preclinical studies conducted by MedImmune, certain effects were observed in the lungs of non-human primates, which led the FDA to issue a clinical hold with respect to MedImmune’s proposed clinical trial in RA. Preclinical data generated to-date suggest mavrilimumab does not reach the lungs in sufficient quantities to induce PAP at clinically relevant doses and human trials thus far have not shown a clinical effect on pulmonary function tests attributable to mavrilimumab. However, if the results of our clinical trials reveal an unacceptable severity and prevalence of these or other side effects, the FDA or applicable regulatory authority outside of the United States may suspend or terminate our clinical trials, or not authorize us to initiate further trials. In addition, if other anti-GM-CSF molecules in development by third parties show these or similar side effects, it could have an impact on the entire class of anti-GM-CSF molecules in development and the applicable regulatory agency may suspend or terminate our clinical trials, or not authorize us to initiate further trials. The FDA or comparable regulatory authorities outside of the United States could order us to cease further development of, or deny or withdraw any approval of, any of our product candidates for any or all targeted indications.

In addition, subsequent to MedImmune’s original IND submission for RA and the availability of additional clinical safety data that MedImmune generated in human clinical trials conducted outside of the United States for RA, the FDA provided feedback that the risk-benefit assessment for investigation of mavrilimumab in a clinical trial may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk-benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment options. Further, we anticipate that other potential indications for mavrilimumab would need to be in serious or life-threatening diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to be studied in such indications or potentially in indications requiring limited doses where the theoretical risk of PAP is low. In addition, based on FDA feedback we received in connection with its review and authorization of an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the safety and effectiveness of mavrilimumab at the 26 weeks of dosing stipulated in our Phase 2 clinical trial, and eventually demonstrate the safety and effectiveness of mavrilimumab beyond 26 weeks as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses in GCA.

In our Phase 2a clinical trial of vixarelimab in prurigo nodularis, vixarelimab was well-tolerated by all subjects and no dose-limiting adverse experiences were observed. There were no serious adverse events or atopic dermatitis flares. However, in our repeated-single-dose Phase 1b clinical trial of vixarelimab, there were no serious AEs. However, there were more atopic dermatitis flares in the vixarelimab-treated population versus placebo (47.6% versus 4.5%) through the 12-week treatment period; all subjects who experienced a flare were successfully managed with topical corticosteroids. Vixarelimab was otherwise well-tolerated by all subjects.

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

Additionally, clinical trials by their nature utilize a sample of the potential patient population. Certain rare and severe side effects associated with our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidates. If one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including but not limited to:

●	regulatory authorities may withdraw approvals of such product and require us to take it off the market;
●	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications or field alerts to physicians and pharmacies;

●	we may be required to create a registry or a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers or other elements to assure safe use;
●	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
●	we may be subject to limitations on how we promote the product, or sales of the product may decrease significantly;
●	we could be sued and held liable for harm caused to patients;
●	the product may become less competitive; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we cannot replicate positive results from earlier preclinical studies and clinical trials conducted by us or third parties, including the companies from whom we have licensed or acquired or may in the future license or acquire our product candidates, in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Positive results from our preclinical studies and any positive results we may obtain from our earlier clinical trials of our product candidates, or from the clinical trials conducted by third parties, including the companies from whom we in-licensed or acquired or may in the future in-license or acquire our product candidates, may not be predictive of the results from any required later preclinical studies and clinical trials. Similarly, the positive results from the preclinical studies and earlier clinical trials of our product candidates may not be replicated in our subsequent preclinical studies or clinical trial results. The mechanisms of action of our product candidates may not prove to be safe or effective to treat the diseases we are studying. Further, the safety and efficacy of our product candidates have not been determined for the indications in which we are developing them, and we cannot provide any assurance that their development will be successful. For example, although rilonacept is FDA approved for the treatment of CAPS and we announced that our global, pivotal Phase 3 clinical trial, RHAPSODY, with rilonacept in recurrent pericarditis met statistical significance on its primary and all major secondary efficacy endpoints, showing that rilonacept improved clinically meaningful outcomes associated with unmet medical need in recurrent pericarditis, and mavrilimumab has been studied in Phase 2 clinical trials for the treatment of RA, their safety and efficacy have not been determined in the indications we are pursuing, recurrent pericarditis or GCA, respectively, and each may fail to receive regulatory approval for those indications.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including AEs previously unreported in earlier studies and trials and favorable safety and efficacy observed in earlier studies and trials not replicated in later studies or trials. Further, such setbacks may be caused by manufacturing or formulation changes to product candidates or changes in manufacturers or manufacturing processes to produce products as compared to the process or manufacturing methods used in prior preclinical studies and clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. Furthermore, the approval policies or regulations of the FDA or the applicable regulatory authorities outside of the United States may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or such other regulatory authorities delaying, limiting or denying approval of our product candidates.

Interim, preliminary, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available following the interim data; preliminary data are subject to audit and verification procedures, and deeper analysis of the data beyond the topline data may provide more color and context to the data, all of which could result in material or other changes in the final data.

From time to time, we may disclose interim data from our preclinical studies and clinical trials, which are based on an interim analysis of then-available data from ongoing studies or trials. Interim data from our preclinical studies and clinical trials that we may complete are subject to the risk that one or more of the clinical observations may materially change as patient enrollment continues and more patient data become available from the particular study or trial. As a result, interim data should be viewed with caution until final data are available. Adverse differences between interim data and final data could significantly harm the development of our product candidate and our business prospects with respect thereto.

Further, from time to time we may announce or publish preliminary data from our pre-clinical studies or clinical trials, which are based on a preliminary analysis of final data. Preliminary data from our preclinical studies and clinical trials are subject to change following a more comprehensive review of the data from the particular preclinical study or trial. We also make assumptions, estimations, calculations and conclusions as part of our preliminary analyses of the data, and we may not have received, or had the opportunity to fully and carefully evaluate, all of the data. As a result, preliminary data remain subject to audit and verification procedures that may result in the final data being different from the preliminary data we previously announced or published.

From time to time, we may also announce or publish topline data from our preclinical studies and clinical trials, which are a subset of the total data intended to provide the important results from the study or trial. As a result, deeper analysis of the data beyond the topline data may provide more color and context to the results. Any adverse color and context provided by the broader data to the topline data could significantly harm the development of our product candidate and our business prospects with respect thereto.

Further, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our business prospects. In addition, the information we announce or publish regarding a particular preclinical study or clinical trial may represent only a portion of extensive information generated from that study or trial, and our shareholders or other third parties may not agree with what we determine is material, important or otherwise appropriate information to include in our disclosure.

If the interim, preliminary, or topline data that we report differ materially from final results, or if third parties, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business prospects, operating results or financial condition. Further, announcement of preliminary, interim or top-line data by us or differences between that data and the final data could result in volatility in the price of our Class A common shares.

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

Our product candidates and the activities associated with their development and commercialization, including their trial design, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, pricing, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates, we must obtain marketing approval. We have not received approval or clearance to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval or clearance. We have only limited experience in filing and supporting the applications necessary to gain regulatory approvals and may need to rely on third-party CROs and regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the biologic manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. The FDA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. In addition to the United States, we may seek regulatory approval to commercialize our product candidates in other jurisdictions. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions.

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other trials, including with respect to our planned submission of an sBLA to the FDA (following Regeneron’s transfer to us of its BLA for rilonacept in the United States for the treatment of CAPS approved in 2008) to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis.

In addition, based on the top-line data from our global, pivotal Phase 3 clinical trial, RHAPSODY, we expect Regeneron to transfer its BLA for rilonacept in the United States for the treatment of CAPS to enable us to submit an sBLA to the FDA to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis. The rights with respect to CAPS would remain with Regeneron until the date that we receive such approval from the FDA, if at all. In connection with the transfer of the BLA to us, we must coordinate numerous activities with Regeneron in advance and take over certain responsibilities and obligations with respect to owning the BLA. The activities in connection with the transfer of the BLA is complex and resource intensive, and may be more so than we anticipate. Further, if Regeneron or we do not perform in accordance with our expectations, or we are not ready to assume the responsibilities on a timely basis, or the timing of the BLA transfer is otherwise delayed, our ability to file an sBLA with the FDA may be delayed, which could delay FDA approval or our commercialization of rilonacept, and our ability to generate revenue from rilonacept could be materially impaired.

Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval or we may fail or cease to advance their development for many reasons, including the following:

●	the FDA or comparable regulatory authorities in other jurisdictions may disagree with the number, design or implementation of our clinical trials to support further development or approval;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities in other jurisdictions that a product candidate is safe and effective for its proposed indication;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities in other jurisdictions that we or our CMOs can manufacture clinical trial material that is deemed to be comparable to the material used in previous clinical trials of our product candidates;
●	the results of clinical trials may produce negative, inconclusive or uncompetitive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or to modify or cease development programs for our product candidates;
●	the results of clinical trials may not meet the primary or secondary endpoints of the applicable study or the level of statistical significance required by the FDA or comparable regulatory authorities in other jurisdictions;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable regulatory authorities in other jurisdictions may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the FDA or comparable regulatory authorities in other jurisdictions may disagree that we have provided sufficient safety data or adequately demonstrated clinical benefit in a patient population or subpopulation studied in the clinical trial;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, sBLA or other submission or to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable regulatory authorities in other jurisdictions could require us to collect additional data or conduct additional clinical trials, for example, based on FDA feedback, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the effectiveness and safety of mavrilimumab at the 26 weeks of dosing stipulated in our global Phase 2 clinical trial, and eventually demonstrate the safety and effectiveness of mavrilimumab beyond 26 weeks, as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses;
●	the FDA or comparable regulatory authorities in other jurisdictions could require us to conduct additional clinical trials to compare our product candidates to other therapies for the treatment of the same indication;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or we may fail to recruit suitable patients to participate in a trial;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	the FDA or comparable regulatory authorities in other jurisdictions may not believe that we have sufficiently demonstrated our ability to manufacture the products to the requisite level of quality standards, or they may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	our product candidates may have undesirable side effects, toxicities or other unexpected characteristics, causing us or our investigators, regulators or IRBs to reject, suspend or terminate the clinical trials; and
●	the approval policies or regulations of the FDA or comparable regulatory authorities in other jurisdictions may significantly change in a manner rendering our clinical data, biologic manufacturing process and other supporting information insufficient for approval.

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

In the United States, the Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved under a BLA by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product for the same therapeutic indication if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects of our product candidates.

For example, although rilonacept was approved as a biological product under a BLA for the treatment of CAPS in February 2008, and we believe it qualified for the 12-year period of exclusivity against any biosimilars, such 12-year period of exclusivity has lapsed. In addition, based on the top-line data from our global, pivotal Phase 3 clinical trial, RHAPSODY, we expect Regeneron to transfer its BLA for rilonacept in the United States for the treatment of CAPS to enable us to submit an sBLA to the FDA to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis, and the 12-year exclusivity period does not attach to the approval of an sBLA, potentially creating the opportunity for biosimilar competition, subject to any orphan drug exclusivity under the U.S. Orphan Drug Act (see “Risks Related to Marketing Approval and Regulatory Matters - We received orphan drug designation for rilonacept for the treatment of pericarditis in the United States and may seek orphan drug designation for some of our other product candidates and we may be unsuccessful, or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for any product candidate for which we obtain orphan drug designation”). If we obtain FDA approval for any of our other biological product candidates, we expect any such product candidates to qualify for the 12-year period of exclusivity under the BPCIA. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider any such approved product candidates, to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated.

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

We received orphan drug designation for rilonacept for the treatment of pericarditis in the United States and may seek orphan drug designation for some of our other product candidates in the United States as well as for any of our product candidates in the EU, and we may be unsuccessful, or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for any product candidate for which we obtain orphan drug designation.

We received orphan drug designation for rilonacept for the treatment of pericarditis, which includes recurrent pericarditis, in the United States and we may seek orphan drug designation for certain of our other product candidates in the United States as well as for any of our product candidates in the EU. We may be unsuccessful in obtaining such designation for any of our other product candidates or unable to maintain the associated benefits for rilonacept or any of our other product candidates that are granted orphan drug designation, if any. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics intended to treat relatively small patient populations as orphan drug products. Under the U.S. Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

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

Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we received orphan drug designation for rilonacept for the treatment of pericarditis in the United States and we may seek orphan drug designation for certain of our product candidates, we may never receive such designation for such other product candidates. Even though we received such designation for rilonacept and may receive such designation for any of our other product candidates, there is no guarantee that we will enjoy the benefits of such designation.

We may seek Breakthrough Therapy designation or Fast Track designation by the FDA for one or more of our product candidates, which we may not receive. Such designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We received Breakthrough Therapy designation for rilonacept for the treatment of recurrent pericarditis, and we may seek Breakthrough Therapy or Fast Track designation for some of our other product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In addition, if a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation.

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

We have never obtained marketing approval for any product candidate, and we may be unable to successfully do so for any of our product candidates. Failure to successfully complete a pivotal clinical trial or obtain marketing approval in a timely manner for any of our product candidates could have a material adverse impact on our business and financial performance.

Conducting pivotal clinical trials and preparing, and obtaining marketing approval for, a product candidate is a complicated process. Although members of our management team have participated in our global, pivotal Phase 3 clinical trial, RHAPSODY, for rilonacept in recurrent pericarditis and members of our management team have obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have not obtained marketing approvals for any of our product candidates. As a result, such activities may require more time than we anticipate. Failure to successfully complete, or delays in, any of our eventual other pivotal trials or related regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval for, or clearance of, our product candidates. Based on the top-line data from our global, pivotal Phase 3 clinical trial, RHAPSODY, we expect Regeneron to transfer its BLA for rilonacept in the United States for the treatment of CAPS to enable us to submit an sBLA to the FDA to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis. It is possible that the FDA or other government agencies may refuse to accept for substantive review any regulatory submissions that we submit for rilonacept or any of our other product candidates or may conclude after review of our applications for rilonacept or any of our other product candidates that the submissions are insufficient to obtain marketing approval or clearance of rilonacept or any of our other product candidates. If the FDA or other government agencies do not accept our applications or issue marketing authorizations for rilonacept or any of our other our product candidates, they may require that we conduct additional clinical, preclinical or manufacturing validation trials and submit that data before they will reconsider our applications. Depending on the extent of these or any other required trials, approval or receipt of any marketing authorization may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials, if performed and completed, may not be considered sufficient by the FDA or other government agencies to approve or grant marketing authorizations. Any delay in obtaining, or an inability to obtain, marketing approvals would delay or prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to modify or cease our development efforts for one or more of our product candidates, which could significantly harm our business.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs, biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission-critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We do not currently own or operate any late-stage manufacturing facilities. Although we have built a development and manufacturing facility to produce drug substance to support certain research and other preclinical and early clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain of our early-stage product candidates for the majority of our clinical development efforts, as well as for the potential commercial manufacture of our product candidates, if approved, as well as label and packaging activities. We rely on these third parties to produce our product candidates at sufficient quality and quantity to support our development and commercialization efforts. Our reliance increases the risk that we will have insufficient quantities of our product candidates or that our product candidates are not produced at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

For example, we have a contract with Regeneron to produce rilonacept on an exclusive basis for a period of time. Although Regeneron has produced rilonacept for commercial use for over ten years, the FDA or other applicable regulatory authorities in other jurisdictions might reevaluate rilonacept’s current manufacturing process or route of administration in connection with evaluating whether to approve rilonacept for a new indication, such as recurrent pericarditis. We also have CMOs manufacture vixarelimab drug substance and drug product and entered into an agreement with a CMO to produce mavrilimumab beyond our current inventory. While we have built a manufacturing facility to support early development for our product candidates, we and our CMOs may not be able to produce sufficient quantities of our product candidates or produce them at an acceptable quality, including as a result of the COVID-19 pandemic, which could delay, prevent or impair our development or commercialization efforts and increase costs.

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

Although we have entered into certain agreements for the manufacture of clinical material for our product candidates, we may be unable to establish new agreements on acceptable terms, if at all, with third-party manufacturers for those product candidates. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Finding new CMOs or third-party suppliers involves additional cost and requires our management’s time and focus. In addition, there is typically a transition period when a new CMO commences work. Any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Moreover, as a result of the COVID-19 pandemic, existing and any new third party CMOs or suppliers may be unable to produce or supply our product candidates or the raw materials needed to produce or supply our product candidates or may experience delays or limitations in the production, delivery or release of the supply of our product candidates or the raw materials needed to produce our product candidates, including due to disruptions at the respective facilities that produce our product candidates or the raw materials needed to produce our product candidates, staffing shortages or reprioritizations, production slowdowns or stoppages or interruptions in global shipping.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Our business involves the use of hazardous materials, and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ and suppliers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Manufacturing issues at our facility and the facilities of our third-party service providers, including as a result of the COVID-19 pandemic, could cause product shortages, disrupt or delay our clinical trials or regulatory approvals, delay or stop commercialization of our product candidates, and adversely affect our business.

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

Many additional factors could cause production interruptions at our facilities or at the facilities of our third-party providers, as well as disruptions in travel, shipping or delivery capabilities into and within the countries in which we or our manufacturers produce our product candidates or disruptions to production capabilities, including due to the impact of natural disasters, accidents, boycotts, labor disputes, political and economic instability, including acts of terrorism or war, and an epidemic or pandemic or other outbreak of disease, including the COVID-19 pandemic. The occurrence of any such event could adversely affect our ability to satisfy the required supply for any of our product candidates or successfully complete preclinical and clinical development, which would result in additional costs to us or impair our ability to generate revenue and would harm our business, financial condition and prospects significantly.

We and our third-party providers are required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. If we or any of our third-party providers are not able to establish and maintain procedures and processes sufficient to satisfy cGMP standards, we could experience a delay, interruption or other issues in our manufacture, fill-finish, packaging, storage or delivery of our product candidates, and any related failure of the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to supply our products and product candidates. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

In addition, based on the top-line data from our global, pivotal Phase 3 clinical trial, RHAPSODY, we expect Regeneron will transfer its BLA for rilonacept in the United States for the treatment of CAPS to enable us to submit an sBLA to the FDA to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis. The rights with respect to CAPS would remain with Regeneron until the date that we receive such approval from the FDA, if at all. In order for the BLA to be transferred to us, we must coordinate numerous activities with Regeneron in advance and take over certain responsibilities and obligations with respect to owning the BLA. The process to transfer a BLA is complex and resource intensive, and may be more so than we anticipate. Further, if Regeneron or we do not perform in accordance with our expectations, or we are not ready to assume the responsibilities on a timely basis, or the timing of the BLA transfer is otherwise delayed, our ability to file an sBLA with the FDA may be delayed, which could delay FDA approval or our commercialization of rilonacept, and our ability to generate revenue from rilonacept could be materially impaired.

Any adverse developments affecting the operations of our third-party providers, such as any impact due to the COVID-19 pandemic, could result in a shortage of clinical products or impose commercial product requirements, cause withdrawal of our product candidates or any approved products, shipment delays, lot failures or recalls. We may also have to write off inventory and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such manufacturing issues could increase our cost of goods, cause us to lose potential revenue, reduce our potential profitability or damage our reputation.

The third parties upon whom we rely for the supply of the drug substance and drug product used in our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The drug substance and drug product used in rilonacept, mavrilimumab and vixarelimab are supplied to us from single-source suppliers. Regeneron has a contractual right to be our sole source manufacturer of rilonacept unless they have a persistent failure to satisfy our supply needs. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug substance and drug product for these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason.

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

In addition, to manufacturing rilonacept, mavrilimumab and vixarelimab in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers may need to increase manufacturing capacity and, in some cases, alternative sources of commercial supply may need to be secured, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

Moreover, if there is a disruption to our manufacturing operations or one or more of our third-party manufacturers’ or suppliers’ relevant operations, such as due to the impact of the COVID-19 pandemic, including due to staffing shortages or reprioritizations, production slowdowns or stoppages or interruptions in global shipping, the supply of the related product candidate will be delayed until we or such manufacturer or supplier restores the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our preclinical and clinical programs could be materially and adversely impacted if any of the third-party suppliers upon which we rely for preclinical and clinical stage product candidate supply were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our product candidates on a timely basis.

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

We rely, and expect to continue to rely, on third parties, including independent investigators and CROs, to conduct our research, preclinical studies, clinical trials and other trials for our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business could be substantially harmed.

We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support our GLP-compliant preclinical studies and GCP-compliant clinical trials for our product candidates properly and on time. We also rely on third parties to conduct other research related to our product candidates. We expect to rely heavily on these parties for execution of clinical trials for our product candidates. While we have agreements governing their activities, we control only certain aspects of these parties’ activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP-compliant preclinical studies and our GCP-compliant clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GLP-compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not and will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies or clinical trials, we could be subject to warning letters or enforcement actions that may include civil penalties and criminal prosecution.

We and our CROs are required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable regulatory authorities in other jurisdictions for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable regulatory authorities in other jurisdictions may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that, upon inspection, the FDA or comparable regulatory authorities in other jurisdictions will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so when required can result in fines, adverse publicity and civil and criminal sanctions.

Although we have and intend to continue to design the clinical trials for our product candidates, CROs will conduct and oversee all of the clinical trials together with the various clinical trial sites that we engage to conduct the studies. As a result, many important aspects of our development programs for our product candidates, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●	have staffing difficulties;
●	have disruptions to their business and operations, including as a result of the impact from an epidemic or pandemic disease outbreak, including COVID-19 (see “Risk Factors — Risks related to product development — The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact on our current or planned preclinical studies and clinical trials, which could be significant.”);
●	fail to comply with contractual obligations;
●	have difficulty with or controlling the performance of their subcontractors;
●	experience regulatory compliance issues;
●	undergo changes in priorities or become financially distressed; or
●	form relationships with other entities, some of which may be our competitors.

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

These third parties are not our employees, and we are not able to control, other than by contract, the amount of resources, including time, which they devote to our clinical trials. If our CROs, their subcontractors or the clinical trial sites fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of our product candidates. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information is misappropriated.

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

Because we rely on third parties to develop and manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, invention assignment agreements, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees, independent contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may harm our business. To the extent that we share trade secrets of third parties that are licensed to us, unauthorized use or disclosure could expose us to liability.

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

While we are not aware of any therapies currently approved or actively continuing clinical trials in recurrent pericarditis, there is one product that modulates the signaling of IL-1α and IL-1β, anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, and one product that modulates the signaling of IL-1β, canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation. There are other therapies which modulates IL-1α in preclinical and clinical development for diseases other than recurrent pericarditis from Johnson & Johnson and XBIOTECH USA, INC. We expect mavrilimumab, if approved for the treatment of GCA, to experience competitive pressure from tocilizumab (ACTEMRA), marketed by Genentech USA, Inc., which was approved in 2017 for use in GCA as an adjunct to steroid taper. Additional competition may be experienced from Eli Lilly and Company and AbbVie Inc., which are conducting clinical trials for oral janus kinase inhibitors, Sanofi S.A. and Regeneron, which are recruiting a Phase 3 clinical trial with their anti-IL-6 program, Novartis International AG, which is recruiting a trial with its IL-17 antagonist secukinumab (Cosentyx) and Janssen Biotech, Inc., which is testing ustekinumab (STELARA) in two small studies for GCA. There are multiple other programs targeting GM-CSF antagonism not currently pursuing GCA in clinical trials that could decide in the future to engage in development of therapies for GCA, including GlaxoSmithKline plc, Izana Bioscience, Roivant Sciences Ltd., I-Mab Biopharma Co., Ltd., and Humanigen, Inc. We are also pursuing mavrilimumab development for the treatment of COVID-19 pneumonia and hyperinflammation. There are currently hundreds of active, industry sponsored clinical trials testing many different mechanisms of action for the treatment of COVID-19 related therapeutic areas in addition to the many clinical trials testing vaccines for the prevention of COVID-19. Multiple therapies are in development for prurigo nodularis and any that receive FDA approval for this indication will be likely competitors to vixarelimab. These products include nemolizumab, dupilumab and nalbuphine ER. There are multiple agents targeting antagonism of the CD40/CD40L interaction across a variety of clinical uses including, Novartis International AG, Biogen Inc. and UCB, Inc., C.H. Boehringer Sohn AG & Ko. KG and AbbVie Inc., Annelixis Therapeutics LLC, ImmuNext Inc. and Sanofi S.A., Viela Bio and Astellas Pharma Inc. Further, the results of clinical trials for our product candidates may produce negative, inconclusive or uncompetitive results compared to those produced by any of these or other companies in the indications we are studying, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or modify or cease development programs for our product candidates.

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

We may not be successful in executing our growth strategy to identify, discover, develop, in-license or acquire additional product candidates or technologies, and our growth strategy may not deliver the anticipated results or we may refine or otherwise alter our growth strategy. We may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions.

We have acquired or in-licensed our existing product candidates, and as part of our strategy we plan to identify new product candidates or technologies that we believe are complementary to our existing product candidates. We may do this through our internal discovery program, or by acquiring the rights to product candidates and technologies through a variety of transaction types, including in-licensing, strategic transactions, mergers or acquisitions. If we are unable to identify, discover, develop, in-license or otherwise acquire and integrate product candidates, or their related companies, in accordance with this strategy, our ability to pursue this component of our growth strategy would be limited and we may need to refine or otherwise alter this strategy. We cannot be certain that we will be successful in such efforts, and even if we are successful in such efforts, we cannot be certain that such discovery or transaction will be on favorable terms, or that, following any such discovery or transaction, we will be able to realize the intended benefits of it.

Research programs and business development efforts to identify new product candidates and technologies require substantial technical, financial and human resources. We may focus our efforts and resources on potential product candidates, technologies or businesses that ultimately prove to be unsuccessful. In-licensing and acquisitions of product candidates, technology or businesses often require significant payments and expenses and consume additional resources. We will need to continue to devote a substantial amount of time and personnel to research, develop and commercialize any such in-licensed or acquired product candidate or technology, or integrate any new business, and we may decide to reprioritize our efforts even after having expended resources on a particular prospect. Our research programs and business development efforts, including businesses or technology acquisitions, collaborations or licensing attempts, may fail to yield additional complementary or successful product candidates for clinical development and commercialization or successful business combinations for a number of reasons, including, but not limited to, the following:

●	our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates or businesses with a high probability of success for development progression;
●	we may not be able or willing to assemble sufficient resources or expertise to in-license, acquire or discover additional product candidates or acquire businesses or undertake business combinations, collaborations, or other strategic transactions;
●	for product candidates we seek to in-license or acquire or for businesses we seek to acquire or undertake business combinations, collaborations or other strategic transactions with, we may not be able to agree to acceptable terms with the licensor or owner of those product candidates or businesses;
●	we may not succeed in formulation or process development;
●	any product candidates to which we acquire the rights or that we discover may not succeed in preclinical studies or clinical trials or may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive regulatory approval;

●	competitors may develop alternatives that render any product candidates or technologies to which we acquire the rights or that we discover, obsolete or less attractive;
●	any product candidates or technologies to which we acquire the rights may be covered by third-party patents or other exclusive rights;
●	any product candidates or technologies to which we acquire the rights or that we discover may not allow us to leverage our expertise and our development and commercial infrastructure as currently expected;
●	any product candidates or technologies to which we acquire the rights or that we discover will take substantial additional financial resources to develop and commercialize and we may not have sufficient funds to do so;
●	the market for any product candidates or technologies to which we acquire the rights or that we discover may change during our program so that such a product or technology may become unreasonable to continue to develop;
●	any product candidate to which we acquire the rights or that we discover may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
●	any product candidate to which we acquire the rights or that we discover may not be accepted as safe and effective by patients, the medical community or third-party payors.

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

We may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our product candidates, and any such transactions or arrangements that we may enter into may not be successful or be on favorable terms, which could adversely affect our ability to develop, commercialize or attempt to realize value from our product candidates.

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

Any current or future collaborations, licenses or other strategic transactions or arrangements that we enter into may not be successful. The success of these potential collaboration, license arrangements and other strategic transactions or arrangements may depend heavily on the efforts and activities of our collaborators, sublicensees or other strategic parties. Collaborations, licenses or other strategic transactions or arrangements are subject to numerous risks, which may include risks that the collaborator, licensee or other strategic party, as applicable:

●	may have significant discretion in determining the efforts and resources that they will apply;
●	may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out its activities;
●	may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	may own or co-own intellectual property covering products that results from our arrangement with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property, and even if we are able to license such exclusive rights, we may have to enter into a license agreement that include obligations to make milestone, royalty or other payments under such agreement; and
●	may conduct sales and marketing activities or other operations that may not be in compliance with applicable laws, resulting in civil or criminal proceedings.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel is also critical to our success. The failure to recruit, or the loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Our Chief Financial Officer, departed the Company in March 2020, and we may not seek to find a qualified replacement immediately or experience difficulties or delays in identifying a qualified replacement if we do seek to do so. These or other changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition, our business may be adversely affected. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

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

We or our licensors have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our products in every country or territory in which we may sell our products. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they have or will issue in a form that will be advantageous to us. The United States Patent and Trademark Office, or the USPTO, international patent offices or judicial bodies may deny or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged, may be designed around or may otherwise be of insufficient scope to provide us with protection for our commercial products. Further, the USPTO, international trademark offices or judicial bodies may deny our trademark applications and, even if published or registered, these trademarks may not effectively protect our brand and goodwill. Like patents, trademarks also may be successfully opposed or challenged.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in-licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product candidate. For example, the patents covering rilonacept as a composition of matter have a term that expired in 2019 in the United States, not including patent term adjustment (an adjustment to the term of the U.S. patent to compensate the patentee for delays caused by the USPTO during the examination process), and that expires in 2023 in Europe, not including any patent term extensions, and the patents covering mavrilimumab as a composition of matter have a term that expires in 2027 in the United States, not including any patent term adjustments or extensions, and in 2027 in Europe, not including any patent term extensions. As a result, our owned and in-licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, we expect to rely on regulatory exclusivity for our product candidates, such as orphan drug exclusivity, which generally grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe. While, we obtained orphan drug designation from the FDA for rilonacept for the treatment of pericarditis, which includes the treatment of recurrent pericarditis, we may pursue orphan drug designation for our other product candidates in the United States and we may not be successful in obtaining such designation, or we may not be able to maintain the benefits of the designation for rilonacept or any of our other product candidates. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. See “Risk Factors — Risks related to marketing approval and regulatory matters.”

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

Since patent applications are confidential for a period of time after filing, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid or enforceable for a number of reasons. If a court agrees, rights to those challenged patents may be diminished or lost.

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

We entered into agreements to acquire the rights to develop or commercialize our product candidates, rilonacept, mavrilimumab, vixarelimab and KPL-404. In September 2017, we entered into a license agreement with Regeneron to obtain an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize rilonacept. In December 2017, we entered into the MedImmune Agreement to obtain exclusive worldwide rights to research, develop, manufacture, market and sell mavrilimumab and any other products covered by the licensed patent rights. In September 2016, pursuant to an asset purchase agreement with Biogen, or the Biogen Agreement, we acquired all of Biogen’s right, title and interest in and to certain assets used in or relating to vixarelimab, including patents and other intellectual property rights, clinical data, know-how and inventory. In connection with our acquisition of Primatope Therapeutics, Inc., or Primatope, in March 2019, we acquired an exclusive world-wide license with Beth Israel Deaconess Medical Center for certain patent applications and patents related to KPL-404. Each of these agreements requires us to use commercially reasonable efforts to develop and commercialize the related product candidates, make timely milestone and other payments, provide certain information regarding our activities with respect to such product candidates and indemnify the other party with respect to our development and commercialization activities under the terms of the agreements. These agreements and any future such agreements that we enter into impose a variety of obligations and related consequences.

We are a party to license and acquisition agreements of importance to our business and to our current product candidates, and we expect to be subject to additional such agreements in the future. Disputes may arise between us and any of these counterparties regarding intellectual property subject to and each parties’ obligations under such agreements, including:

●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
●	the scope of rights granted under the agreement and other interpretation-related issues;
●	our obligations to make milestone, royalty or other payments under those agreements;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the agreement;
●	our right to sublicense patent and other rights to third parties;
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners;
●	our right to transfer or assign the license; and
●	the effects of termination.

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

Regeneron has rights to develop rilonacept in its retained fields of local administration to the eye and ear, oncology, deficiency of the IL-1 receptor, and CAPS. Regeneron may also develop rilonacept in fields to which we have licensed the rights, but we retain the commercial benefit related to that development upon approval of rilonacept in any field that we have licensed. We and Regeneron communicate with each other concerning our related development activities, and we have approval rights over Regeneron’s development in the fields that we have licensed, including pericarditis. Based on the top-line Phase 3 RHAPSODY data, we expect Regeneron to transfer the BLA for CAPS to enable us to file an sBLA with the FDA to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis. Upon receipt of FDA approval for rilonacept in recurrent pericarditis, if any, we would assume the sales and distribution of rilonacept for the other approved indications in the United States and would evenly split profits on sales with Regeneron. Outside of the United States and Japan, Regeneron has granted a third-party licensee the right to develop and commercialize rilonacept in CAPS and certain periodic fever syndromes. Regeneron is also developing rilonacept for the treatment of Deficiency of the Interleukin-1 Receptor Antagonist (DIRA). The development of rilonacept in other fields could increase the possibility of identification of adverse safety results that impact our development of rilonacept for recurrent pericarditis. In addition, if approved, commercialization of rilonacept in other fields could result in an increased threat of off-label use to compete with the sale of rilonacept to treat these indications, which may diminish sales of rilonacept in fields licensed exclusively to us.

Certain of our agreements may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, under the MedImmune Agreement, we cannot sublicense the rights licensed or sublicensed to us without the consent of MedImmune and certain applicable third-party licensors, if required by agreements between MedImmune and such third-party licensors. Under the Biogen Agreement, Biogen has a right of first negotiation under certain circumstances to purchase the assets we acquired from Biogen or to obtain a license to exploit the applicable products. This right of first negotiation remains in effect until the earlier of 12 years from the date of the agreement or the first commercial sale of a product under the agreement, and applies to a variety of transactions, including licensing transactions and the sale of our company. In addition, under the Biogen Agreement, we are subject to an exclusivity obligation, pursuant to which we may not conduct any activity alone or through a third party related to a product that modulates the oncostatin M receptor (other than for the development and commercialization of products that are the subject of the Biogen Agreement). This exclusivity obligation runs from the earlier of the eighth anniversary of the agreement or the first commercial sale of a product that is the subject of the Biogen Agreement.

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

Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to immunomodulation. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of third-party patents that contain claims potentially relevant to certain therapeutic uses of mavrilimumab and vixarelimab. If the claims of any of these patents are asserted against us, we do not believe our proposed activities related to mavrilimumab and vixarelimab would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. In order to avoid infringing these or any other third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use processes or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may also pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property or maintain the existing intellectual property rights we have, we may have to cease development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Proceedings to enforce our patent rights, whether owned or in-licensed, in jurisdictions outside of the United States, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to pursue protection for our intellectual property rights in the major markets for our product candidates, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and other countries may affect our ability to obtain and enforce adequate intellectual property protection for our technology.

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

In addition to the protection afforded by patents, we may rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Although we seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, contractors, employees, independent contractors and consultants, and invention assignment agreements with our independent contractors, consultants, scientific advisors and employees, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names in the United States or jurisdictions outside of the United States, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

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

The precise incidence and prevalence for all the conditions we aim to address with our programs are not known with specificity, including with respect to COVID-19 pneumonia and hyperinflammation. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our extrapolation from available population data and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, pharmacy claims analyses or market research, and may prove to be incorrect. Further, new trials and therapeutic options may lead to changes in the estimated incidence or prevalence of these diseases, or relevant subpopulations thereof. As a result, the number of patients who may benefit from our product candidates may turn out to be lower than expected.

The total addressable market for any of our product candidates will ultimately depend upon, among other things, the diagnostic criteria and applicable patient population included in the final label for the product candidate approved for sale for its indication, the efficacy, safety and tolerability demonstrated by the product candidate in our clinical trials, acceptance by the medical community and patients, pricing, access and reimbursement. The number of addressable patients in the United States and other major markets outside of the United States may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining significant market share.

If we are unable to establish and expand our sales, marketing and distribution capabilities, either directly or through agreements with third parties, we may not be successful in commercializing our product candidates, if approved, thus potentially impairing commercial potential for our product candidates to generate any revenue.

We have never sold, marketed or distributed any therapeutic products as a company. To achieve commercial success for any approved product candidate, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. For example, we are currently undertaking plans to establish and develop our sales, marketing and distribution capabilities and infrastructure to directly commercialize rilonacept, in anticipation of approval.

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

Factors that may inhibit our efforts to commercialize our product candidates include:

●	our inability to recruit and retain adequate numbers of effective sales, marketing and access personnel;
●	the inability of sales personnel to obtain access to physicians and for an adequate number of physicians to prescribe any of our future products;
●	the lack of complementary products to be supported by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	our inability to equip medical and sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding applicable diseases relevant to our future products;
●	our inability to effectively distribute products in a timely manner;
●	our inability to provide physicians and patients adequate support and training to build comfort around reconstitution and self-administration process to initiate rilonacept;
●	our inability to develop or obtain sufficient operational functions and infrastructure to support our commercial activities; and
●	unforeseen costs and expenses associated with creating a sales, marketing, and access organization.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties, delays or unforeseen costs. If we enter into arrangements with third parties to perform sales, marketing, distribution and other commercial support services, our product revenues or the profitability of these revenues to us are likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We may have little contractual control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. Furthermore, developing a sales, marketing and access organization requires significant investment, is time consuming and if not completed as planned could delay the launch of our product candidates. We may not be able to adequately build an effective sales, marketing and access organization in the United States, the EU or other key markets in which we have obtained approval for the commercial marketing of our product candidates. If we do not establish sales, marketing and access capabilities successfully, either on our own or through arrangements with third parties, we will not be successful in commercializing our product candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

The impact of the COVID-19 pandemic and measures taken in response to the COVID-19 pandemic has resulted in limitations on certain commercial activities, which, if prolonged, may impede the effective commercialization of our product candidates and result in lower than anticipated future revenue.

The COVID-19 pandemic and measures taken in response to the COVID-19 pandemic, including business and travel restrictions and social-distancing to halt the spread of the pandemic, has had an impact on businesses, healthcare systems, regulatory authorities and other organizations and conferences. This has resulted in limitations on certain aspects of our commercialization strategy, including interacting with third-party payors, physicians and patient advocacy groups to build disease awareness, and conducting in-person market research as well as recruiting qualified candidates to enhance our commercial operations and support commercialization, which, if prolonged, may impede the effective commercialization of our product candidates and result in lower than anticipated future revenue.

Our current or future product candidates may not gain market acceptance by physicians, patients, or third-party payors (e.g., governments and private health insurers), in which case our ability to generate product revenues will be impaired.

Even if the FDA or any other regulatory authority approves the marketing of our product candidates (whether developed on our own or with a collaborator), physicians, healthcare providers, patients, the medical community or third-party-payors may not accept or use our product candidates, or effectively block or limit their use in the case of third-party payors. If our product candidates do not achieve an adequate level of acceptance, we may not generate projected level of product revenue or sufficient profits from operations, if at all. The degree of market acceptance of our product candidates will depend on a variety of factors, including:

●	the timing of market introduction;
●	the number and clinical profile of competing products;
●	the potential and perceived advantages or disadvantages of our product candidates relative to alternative treatments;
●	the clinical indications for which our product candidates are approved;
●	our ability to provide acceptable evidence of safety and efficacy;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
●	convenience and ease of administration, including relative to alternative therapies;
●	pricing (including patient out-of-pocket costs), budget impact, affordability and cost effectiveness, particularly in relation to alternative treatments;
●	the effectiveness of our sales, marketing and distribution activities;
●	availability of adequate coverage, reimbursement and payment from health maintenance organizations and other insurers, both public and private; and
●	other potential advantages over alternative treatment methods.

If our product candidates fail to gain market acceptance, our ability to generate revenues will be adversely affected. Even if our product candidates achieve market acceptance, the relevant market may prove not to be large enough to allow us to generate significant revenues.

The successful commercialization of our product candidates will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide funding, establish favorable coverage and pricing policies and set adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

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

●	obtain clinical data that supports payor value/benefit assessments;
●	execute formal payor value/benefit assessment processes;
●	obtain coverage that enables use in populations reflected in any product candidate’s approved product label; and
●	effectively negotiate favorable pricing and reimbursement terms.

While in some markets, there is a single payor, in other markets there are multiple payors that can have different ways of assessing prescription drugs. To commercialize our product candidates successfully, we will be required to have sufficient expertise, internally or through a third party, and sufficient resources to execute on the respective product candidate’s coverage and reimbursement strategy. We cannot be certain we will be able to timely and effectively execute our coverage and reimbursement strategy in the markets we pursue, which could limit the commercial potential of our product candidates and our ability to generate projected revenue from our product candidates.

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

Third-party payors are also introducing more challenging price negotiation methodologies, including in re-visiting established coverage and reimbursement in cases when new competitors, including brands, generics and biosimilars enter the market. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to cover the cost of the alternative product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of competitive products may limit the amount we will be able to charge for our product candidates. Third-party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound, in other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category. In other cases, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and or reimbursement levels. The potential of third-party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to commercialize our product candidates successfully.

Evolving health policy and associated legislative changes related to coverage and reimbursement aimed at lowering healthcare expenditure could impact the commercialization of our product candidates. Pharmaceutical pricing has been, and likely will continue to be, a central component of these efforts.

The regulations that govern regulatory approvals, pricing and reimbursement for new pharmaceutical products vary widely from country to country. In markets of some of the countries we may pursue outside of the United States for any of our product candidates, the products may be subject to extensive governmental price control or other price regulations. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price negotiations that delay our commercial launch of the product candidate in that country, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product candidate in that country. Adverse pricing and reimbursement limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Net prices for products may be reduced by mandatory discounts or legislated rebates that must be paid in order to participate in government healthcare programs or paid to other third-party payors. Mandatory discounts can be legislated at any time in any market. Similarly, some markets currently have pricing legislation that sets the price of a pharmaceutical product in their market by referencing the price of that product in other markets, known as international reference pricing. International reference pricing has the potential to impact price cut decisions in individual countries and the countries that reference the pricing of certain other individual countries. Expansion of mandatory discounts and international reference pricing, including into the United States, presents a material risk to our ability to achieve favorable pricing and adequate reimbursement.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in markets outside of the United States for which we may rely on collaborations with third parties. For example, based on the top-line data from our global, pivotal Phase 3 clinical trial, RHAPSODY, we expect to submit an sBLA to the FDA to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis. Although we do not have immediate plans to pursue the commercialization of rilonacept for recurrent pericarditis outside of the United States, we are evaluating the opportunities for the development and commercialization of our product candidates in certain markets outside of the United States. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials, manufacturing and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in markets outside of the United States, we would be subject to additional risks and uncertainties, including:

●	our ability to obtain reimbursement for our product candidates in such markets;
●	our inability to directly control commercial activities because we are relying on third parties;
●	the burden of complying with complex and changing regulatory, tax, accounting and legal requirements of such countries;
●	different medical practices and customs in such countries affecting acceptance in the marketplace;
●	import or export licensing requirements;
●	longer accounts receivable collection times;
●	longer lead times for shipping;
●	language barriers for technical training and the need for language translations;
●	reduced protection of intellectual property rights in such countries;
●	the existence of additional potentially relevant third-party intellectual property rights;
●	foreign currency exchange rate fluctuations; and
●	the interpretation of contractual provisions governed by laws of such country in the event of a contract dispute.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period, which will last until December 31, 2020. During the transition period, most EU rules and regulations will continue to apply to us in the United Kingdom, and complex negotiations with the European Union relating to the future trading relationship between the parties will be ongoing. At this stage, the nature of the future relationship between the United Kingdom and the remaining European Union countries following the transition period has yet to be agreed, and ongoing negotiations with the European Union have demonstrated the difficulties that exist in reaching such an agreement. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, and while the government of the United Kingdom has stated that it will negotiate the terms of a future trading arrangement with the European Union, there is no guarantee that the terms of such arrangement will be agreed or ratified by the government of the United Kingdom or the European Union prior to the scheduled end of the transition period.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. There are also risks arising from uncertainty in the regulatory environment including how clinical trials may be regulated. Although it is not possible to predict fully the effects of the United Kingdom’s withdrawal from the European Union, any of these risks could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our shares.

We are currently subject to ongoing obligations, regulatory requirements and review, and if we receive regulatory approval for any of our product candidates, will be subject to additional ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

If the FDA or a comparable regulatory authorities outside of the United States approves any of our product candidates, we will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping, AE reporting, conduct of post-marketing trials and submission of safety, efficacy and other post-market information for our approved product candidates, including both federal and state requirements in the United States and requirements of comparable regulatory authorities outside of the United States.

Manufacturers and their facilities are required to comply with extensive requirements of the FDA and comparable regulatory authorities outside of the United States, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our CMOs will be subject to user fees and continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA or MAA. Accordingly, we and our CMOs and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

If a regulatory agency discovers previously unknown problems with our product, such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we discover previously unknown problems with a product candidate, including AEs of unanticipated severity or frequency, or with our manufacturing processes, or fail to comply with regulatory requirements, a regulatory agency or enforcement authority may, among other things:

●	issue warning letters;
●	impose civil or criminal penalties;
●	suspend or withdraw regulatory approval;
●	suspend any of our ongoing clinical trials;
●	refuse to approve pending applications or supplements to approved applications submitted by us;
●	impose restrictions on our operations, including closing our CMOs’ facilities; or
●	seize or detain products, or require a product recall.

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

Based on the top-line data from our global, pivotal Phase 3 clinical trial, RHAPSODY, we expect Regeneron to transfer its BLA for CAPS to enable us to submit an sBLA to the FDA to seek approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis. Upon receipt of FDA approval, if any, for rilonacept in recurrent pericarditis, we will assume the sales and distribution of rilonacept for the approved indications in the United States. Although we do not currently have any products on the market, as we assume the sales and distribution responsibilities of rilonacept for the approved indications in the United States and near commercialization and begin commercializing rilonacept or any of our other product candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the United States federal and state governments and the governments of other countries or jurisdictions in which we conduct our business.

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

Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The U.S. federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand;
●	the U.S. federal False Claims Act and civil monetary penalties laws, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;
●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or service. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the U.S. federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to certain financial interactions with physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), additional categories of healthcare practitioners beginning in 2022 and teaching hospitals, as well as the ownership and investment interests of physicians and their immediate family members;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Other Risks Related to Our Business

The COVID-19 pandemic, and measures taken in response to the pandemic or the easing of such measures, could have an adverse impact that is significant on our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position.

The COVID-19 pandemic, and measures taken in response to the pandemic or the easing of such measures, could cause significant disruption in our business and operations and could cause significant disruption the business and operations of our manufacturers, CROs upon whom we rely to conduct our clinical trials, and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities. For example, our CRO for the Phase 1 clinical trial of KPL-404 notified us that, after a temporary pause due to the impact of the COVID-19 pandemic, they resumed certain clinical trial activities. While we do not expect this development will impact our timeline to report data from the trial in the second half of 2020, it could impact the breadth of data we may be able to generate by that time should we conduct other cohorts in the trial at another clinical trial site.

The federal and state governments in the United States and the governments of other countries around the globe have implemented various measures in response to the COVID-19 pandemic, including significant restrictions on businesses as well as travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our clinical trials or otherwise conduct business or engage with other third parties. For example, in March 2020, the governors of Massachusetts and California, among other things, each enacted a stay-at-home advisory for workers in non-essential businesses. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by this order. In response to the order, we implemented work-place rules and temporarily closed access to our California office space and restricted access to our Massachusetts facility to only those employees that need to be in the office to execute their responsibilities and those employees who work in our research and development laboratory space, with most of our employees continuing to carry out their responsibilities working outside of our offices. Subsequently in May 2020, the Governor of Massachusetts announced a phased reopening plan for businesses and other organizations in Massachusetts. In response, we updated our work-place rules and designed a plan to reopen the Lexington office space to additional groups of employees in phases on an optional basis for now. Many of our employees continue to carry out their responsibilities working outside of our offices. We continue to monitor the developments, restrictions and requirements in jurisdictions where we have offices, and plan to update the protocols for our offices as applicable.

If the COVID-19 pandemic and measures undertaken in response to the pandemic are prolonged, or the easing of any of such measures has significant adverse consequences, we may experience and our manufacturers, CROs or other third parties with whom we conduct business or otherwise engage, may experience or continue to experience staffing shortages or reprioritizations, production slowdowns or stoppages, and disruptions in delivery systems now or in the future. For example, the COVID-19 pandemic and measures taken in response to the pandemic, including business and travel restrictions and social-distancing to halt the spread of the pandemic, has had an impact on certain aspects of our commercialization strategy, including interacting with third-party payors, physicians and patient advocacy groups to build disease awareness, and conducting in-person market research as well as recruiting qualified candidates to enhance our commercial operations and support commercialization, which, if prolonged, may impede the effective commercialization of our product candidates and result in lower than anticipated future revenue.

The COVID-19 pandemic may also have a significant adverse impact our preclinical studies and clinical trials, which could significantly impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue. See “Risk Factors — Risks related to product development — The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact our current or planned preclinical studies and clinical trials, which could be significant.”

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

The COVID-19 pandemic and measures undertaken in response to the pandemic continue to rapidly evolve. There is uncertainty relating to the potential effect of COVID-19 on our business and operations. The extent of the impact on our business and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, business and travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and the impact of any easing of such measures.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any product candidates that we may develop. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates that we may develop;
●	injury to our reputation and significant negative media attention;
●	regulatory investigations that could require costly recalls or product modifications;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of potential revenue;
●	the diversion of management’s attention away from managing our business; and
●	the inability to commercialize any product candidates that we may develop.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic is impacting the global economy with the potential for the economic downturn to be severe and prolonged. A severe or prolonged economic downturn caused by the economic impact from the COVID-19 pandemic could result in a variety of risks to our business, such as disruptions to our operations and the operations of our manufacturers, CROs or other third parties with whom we conduct business or engage, including as a result of disruptions in travel into and within the countries in which we conduct our clinical trials or our manufacturers produce our product candidates or we conduct business or otherwise engage with such other third parties. These disruptions could adversely affect our ability to satisfy the required supply for any of our product candidates or successfully complete preclinical and clinical development of our product candidates, which could require us to incur additional costs, and impair our ability to obtain regulatory approval of our product candidates and generate revenue. A severe or prolonged economic downturn could also impair our ability to raise additional capital when needed or on acceptable terms, if at all. Doing business internationally involves a number of other risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions;
●	employment laws, regulatory requirements and other governmental approvals, permits and licenses;

●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
●	additional potentially relevant third-party patent rights;
●	complexities and difficulties in obtaining protection and enforcing our intellectual property;
●	difficulties in staffing and managing operations outside of the United States;
●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
●	limits in our ability to penetrate international markets;
●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
●	natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease and boycotts;
●	curtailment of trade, and other business restrictions;
●	certain expenses including, among others, expenses for travel, translation and insurance; and
●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our internal technology systems, or those of our third-party CMOs, CROs or other contractors, consultants and service providers, may fail or suffer cyber-attacks or security breaches, which could result in a material disruption of our or such third-party’s business or operations and our development programs for our product candidates’ or loss of other assets, including funds.

Despite the implementation of security measures and cyber-security insurance, our internal technology systems and those of our third-party CMOs, CROs and other contractors, consultants and service providers as well as employees that are working outside of our facilities are vulnerable to damage from viruses, unauthorized access and attacks, theft, natural disasters, terrorism, war and telecommunication and electrical failures. As a result of the COVID-19 pandemic, we may experience increased cybersecurity risks due to the impacts from prolonged remote work arrangements. If such an event were to occur and cause interruptions in our business and operations or those of our third-party CMOs, CROs and other contractors, consultants and service providers as well as employees that are working outside of our facilities, it could result in a material disruption of our or such third-party’s business or operations and our development programs of our product candidates’ or loss of other assets, including funds. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liabilities not covered by our cyber-security insurance and the further development of our product candidates could be delayed.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability.

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

The EU’s data privacy regulation, the General Data Protection Regulation, took effect in May 2018 and violations of this could subject us to significant fines.

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

Risks Related to Our Common Shares

The concentration of ownership of our Class B common shares, which are held primarily by our executive officers and certain other members of our senior management, and the conversion rights of the holders of our Class A1 common shares, which shares are held primarily by entities affiliated with certain of our directors, and Class B1 common shares, all of which shares are held by entities affiliated with certain of our directors means that such persons are, and such entities may in the future be, able to influence or control certain matters submitted to our shareholders for approval; and such concentration and conversion rights and resulting concentration of control may have an adverse effect on the price of our Class A common shares and may result in our Class A common shares being undervalued.

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, the holders of our Class B common shares, which consist primarily of our executive officers and certain other members of our senior management, collectively control over a majority of the combined voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of July 31, 2020, the holders of Class A common shares accounted for approximately 56% of our aggregate voting power and the holders of Class B common shares accounted for approximately 44% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 38% of our aggregate voting power as of July 31, 2020 and have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. As of July 31, 2020, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 77% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval.

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

These conversion rights as well as concentrated control that limit certain shareholders’ ability to influence corporate matters may have an adverse effect on the price of our Class A common shares, including our Class A common shares being undervalued. Holders of our Class B common shares collectively control our management and affairs and are able to influence or control the outcome of certain matters submitted to our shareholders for approval, including the election of directors. Due to the conversion rights of the holders of our Class A1 and B1 common shares, entities affiliated with certain of our directors could significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval. As of July 31, 2020, entities affiliated with certain of our directors held 71% of our Class A1 common shares and 100% of our Class B1 common shares. Upon 61-days’ prior written notice, these entities could convert their Class A1 common shares and Class B1 common shares into Class A common shares and Class B common shares, which in the aggregate would result in such entities holding approximately 77% of the voting power of our outstanding share capital. In addition, this concentration of control might adversely affect certain corporate actions that some of our shareholders may view as beneficial, for example, by:

●	delaying, deferring or preventing a change of control of us;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

●	the results of clinical trials for our product candidates;
●	delays in the commencement, enrollment and the ultimate completion of clinical trials;
●	the results and potential impact of competitive products or technologies;
●	our ability to manufacture and successfully produce our product candidates;
●	our ability to commercialize our product candidates, if approved;
●	the size of the market for our product candidates;
●	actual or anticipated changes in estimates as to financial results, capitalization, development timelines or recommendations by securities analysts;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	financing or other corporate transactions, or our inability to obtain additional funding;
●	failure to meet or exceed the expectations of the investment community;
●	regulatory or legal developments in the United States and other countries;
●	the recruitment or departure of key personnel;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or from our entering into entering collaborations or other strategic transaction agreements;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic;
●	changes in voting control of, or sales of our shares by, our executive officers and certain other members of our senior management or entities affiliated with certain of our directors that hold our shares; and
●	the other factors described in this “Risk Factors” section.

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

Additionally, the trading prices of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business in the future, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the ultimate geographic spread of the disease, the duration of the pandemic, business and travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease and the impact of any easing of such measures.

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

A significant number of our Class A common shares are issuable upon conversion of our Class B, Class A1, and Class B1 common shares. Our Class B and Class B1 common shares automatically convert into Class A common shares upon transfer by a holder of such shares to persons or entities not affiliated with such holder. In addition, each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us, each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. However, our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion.

In connection with the public offering of Class A common shares that we completed in July 2020, our directors and executive officers entered into lock-up agreements with the underwriters, which restrict their ability to sell or transfer their common shares for 60 days following the date of the prospectus supplement for the public offering, subject to certain exceptions. As of July 31, 2020, upon such transfers or conversions up to approximately 2.4 million of additional Class A common shares would be issuable and eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and such rule, Rule 144. In addition, as of July 31, 2020, there were approximately 9.0 million Class A common shares subject to outstanding options and restricted share units under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management together with entities affiliated with certain of our directors. As of July 31, 2020, on an as-converted basis, these shareholders collectively held approximately 34.6 million of our Class A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Further, as of July 31, 2020, holders of approximately 3.8 million Class A common shares, including Class A common shares issuable upon the conversion of our Class B, Class A1 and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively, registerable securities, are entitled to certain rights with respect to the registration of these shares under the Securities Act pursuant to our amended and restated investor rights agreement, or the investors rights agreement. We have registered 30,482,977 Class A common shares (inclusive of 3,000,000 Class A common shares acquired by certain of these holders affiliated with certain of our directors in our initial public offering of our Class A common shares, or IPO) on an as converted basis from the registrable securities held by certain of these holders affiliated with certain of our directors pursuant to the investors rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144 under the Securities Act and, as applicable, the lock-up agreements. We also intend to register an additional 1,428,572 Class A common shares underlying the registrable securities held by certain of these holders affiliated with certain of our directors.

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

In addition, the consummation or performance of any acquisition, business combination, collaboration or other strategic transaction we may undertake in furtherance of our growth strategy may cause dilution to our existing shareholders if we issue equity securities for all or a portion of the consideration. For example, we acquired the issued and outstanding equity securities of Primatope in exchange for (a) upfront consideration of $10.0 million paid at closing in March 2019 as well as milestone payments of $5.0 million that had been achieved and was also paid at closing and (b) a milestone payment of $3.0 million that had been achieved after the closing and was paid in June 2019, all of which paid in a combination of cash and our Class A common shares (inclusive of escrow and holdback share amounts) in accordance with the terms and conditions of our stock purchase option agreement with Primatope, or the Primatope Agreement. In June 2020 we released the escrow and issued the shares held back at closing.

We are currently an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to “emerging growth companies” and “smaller reporting companies” may make our Class A common shares less attractive to investors.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups, or JOBS Act, and a “smaller reporting company” as defined under the rules promulgated under the Securities Act. As an emerging growth company and a smaller reporting company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies or smaller reporting companies do. We will remain an emerging growth company until the earlier of:

●	the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more;

●	the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO;
●	the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or
●	the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means, among other things, that the market value of our voting and non-voting common shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

Based on our closing share price and the market value of our voting and non-voting common shares held by non-affiliates as of June 30, 2020, we have determined that we will no longer be an emerging growth company as of December 31, 2020. However, for so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404;
●	an exemption from compliance with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements;
●	progressively adding to the number of years of audited financial statements required to be included in our periodic reports;
●	simplified executive compensation disclosure; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation, shareholder approval of any golden parachute payments not previously approved, and having to disclose the ratio of the compensation of our chief executive officer to the median compensation of our employees.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until we no longer meet either of the criteria for being a smaller reporting company as follows:

●	our voting and non-voting common shares held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter; or
●	our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Based on our closing share price and the market value of our voting and non-voting common shares held by non-affiliates as of June 30, 2020, we have determined that we will no longer be a smaller reporting company as of January 1, 2021. However, for so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

We will continue to incur increased costs as a result of operating as a public company, including in connection with becoming a large accelerated filer as of December 31, 2020, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and The Nasdaq Global Select Market, or Nasdaq, where our Class A common shares are listed, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly, which will increase in connection with our becoming a large accelerated filer and no longer being an emerging growth company and smaller reporting company. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. In addition, we expect our costs to increase as we comply with requirements related to executive compensation disclosure and shareholder votes on executive compensation matters that we were previously exempt from as an emerging growth company and smaller reporting company. While we are currently an emerging growth company and a smaller reporting company, based on our closing share price and the market value of our voting and non-voting common shares held by non-affiliates as of June 30, 2020, we have determined that we will be a large accelerated file and no longer be an emerging growth company as of December 31, 2020 and no longer be a smaller reporting company as of January 1, 2020. However, for so long as we remain an emerging growth company and smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. As an emerging growth company, we were not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, based on our determination that we will be a large accelerated filer and cease being an emerging growth company as of December 31, 2020, we will need to do so. To maintain compliance with Section 404 within the prescribed period, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and refine and revise a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We expect these activities to increase in connection with our auditors’ review of our internal control over financial reporting in preparation for providing their attestation report. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We have anti-takeover provisions in our amended and restated bye-laws that may discourage a change of control.

Our amended and restated bye-laws contain provisions that could make it more difficult for a third party to acquire us. These provisions provide for:

●	a classified board of directors with staggered three-year terms;
●	directors only to be removed for cause;
●	an affirmative vote of 66 2/3% of the voting power of our voting shares for certain “business combination” transactions that have not been approved by our board of directors;
●	our multi-class common share structure, which provides our holders of Class B common shares with the ability to significantly influence the outcome of matters requiring shareholder approval, even if they own less than a majority of our outstanding Class A common shares;
●	restrictions on the time period in which directors may be nominated; and
●	our board of directors to determine the powers, preferences and rights of our preferred shares and to issue the preferred shares without shareholder approval.

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

Our amended and restated bye-laws designate the Supreme Court of Bermuda as the choice of jurisdiction for disputes that arise concerning the Bermuda Companies Act 1981, as amended, or the Companies Act, or out of or in connection with our amended and restated bye-laws, which could limit our shareholders’ ability to choose the judicial forum for disputes with us or our directors or officers.

Our amended and restated bye-laws provide that, unless we consent in writing to the selection of an alternative jurisdiction, any dispute that arises concerning the Companies Act, or out of or in connection with our amended and restated bye-laws, including any question regarding the existence and scope of any bye-law or whether there has been a breach of the Companies Act or the amended and restated bye-laws by any of our officers or directors (whether or not such a claim is brought in the name of a shareholder or in the name of our company) shall be subject to the jurisdiction of the Supreme Court of Bermuda.

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

We are incorporated under the laws of Bermuda and currently have subsidiaries in the United States, the United Kingdom, Germany, Switzerland and France. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions subject to transfer pricing arrangements between us and such subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.

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

Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including:

●	the jurisdictions in which profits are determined to be earned and taxed;
●	the resolution of issues arising from any future tax audits with various tax authorities;
●	changes in the valuation of our deferred tax assets and liabilities;

●	changes to and increases in expenses not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions;
●	changes in the taxation of share-based compensation;
●	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and
●	challenges to the transfer pricing policies related to our structure.

In late 2017, the EU Economic and Financial Affairs Council, or ECOFIN, released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote the EU’s view for good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. While Bermuda was not on the original EU list of non-cooperative jurisdictions, it committed to address EU concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda enacted the Economic Substance Act 2018, which was amended as recently as December 24, 2019, or the Substance Act, and issued Economic Substance Regulations in 2018, which were amended as recently as December 24, 2019). Pursuant to the Substance Act and Economic Substance Regulations, certain entities in Bermuda engaged in “relevant activities” are required to maintain physical presence in Bermuda and to satisfy economic substance requirements commencing as of January 1, 2019, with a six-month transition period until July 1, 2019. The list of “relevant activities” includes carrying on as a business in any one or more of the following categories: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Under the Substance Act, any relevant entity must satisfy economic substance requirements locally or face financial penalties, restriction or regulation of its business activities or may be struck off as a registered entity from the Bermuda Registrar of Companies. Based on the results of our operations and guidance notes published by the Bermuda Minister of Finance on December 24, 2019, we believe that we are not conducting the relevant activity of any of the business categories as defined in the Economic Substance Amendment (No. 2) Regulations 2019. Because we do not report gross revenue attributable to any such relevant activity, under Section 7 of the Final Guidance Notes issued on December 24, 2019, we believe that we are not obliged to meet the economic substance requirements. We will continue to monitor our status with respect to the Substance Act based on our results of operations, and may become subject to the Substance Act in future.

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

Because we did not earn revenue from our business operations for the year ended December 31, 2019 and do not expect to do so for the year ended December 31, 2020, and because our sole source of income has been and currently is interest on bank accounts held by us, we believe we will be classified as a “passive foreign investment company,” or PFIC, for the taxable year ended December 31, 2020. A non-U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we are classified as a PFIC in any year with respect to which a U.S. Holder owns our Class A common shares, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the Class A common shares, regardless of whether we continue to meet the PFIC test described above, unless the U.S. Holder makes or has made a “qualified electing fund” election or a “mark-to-market” election and we cease to be a PFIC. A “U.S. Holder” is a beneficial owner of our Class A common shares that, for U.S. federal income tax purposes, is or is treated as any of the following:

●	an individual who is a citizen or resident of the United States;
●	a corporation created or organized under the laws of the United States, any state thereof, or the District of Columbia;

●	an estate, the income of which is subject to U.S. federal income tax regardless of its source; or
●	a trust that (i) is subject to the supervision of a U.S. court and all substantial decisions of which are subject to the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the U.S. Internal Revenue Code of 1986, as amended), or (ii) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Equity Securities

On May 18, 2020, we issued and sold an aggregate of 1,600,000 Class A1 common shares to existing investors at price of $18.25 per share, resulting in aggregate gross proceeds to us of approximately $29.2 million. These securities were issued under Section 4(a)(2) of the Securities Act in a transaction not involving a public offering.

On June 6, 2020, we issued an aggregate of 59,469 Class A common shares to the former shareholders of Primatope, having an aggregate value of approximately less than $0.1 million, in connection with the escrow release for the shares held back at the closing of the acquisition of Primatope, in accordance with the Primatope Agreement. These securities were issued under Section 4(a)(2) and Rule 506 of the Securities Act in a transaction not involving a public offering.

On July 24, 2020, we issued and sold an aggregate of 1,428,572 Class A1 common shares to existing investors at price of $21.00 per share, resulting in aggregate gross proceeds to us of approximately $30.0 million. These securities were issued under Section 4(a)(2) of the Securities Act in a transaction not involving a public offering.

Use of Proceeds from Registered Securities

On May 29, 2018, we issued and sold 8,477,777 Class A common shares to the underwriters in our initial public offering, or IPO, and on June 22, 2018, we issued and sold an additional 1,006,425 Class A common shares pursuant to the exercise by the underwriters of their over-allotment option to purchase additional shares. Our Class A common shares were sold at a price to the public of $18.00 per share. We received aggregate gross proceeds from the IPO inclusive of the underwriters’ over-allotment option of approximately $170.7 million and aggregate net proceeds of approximately $155.5 million after deducting underwriting discounts and commissions of approximately $12.0 million and other offering expenses. The offer and sale of all of the shares in our IPO inclusive of the underwriters’ over-allotment option were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-224488), which was declared effective by the Securities and Exchange Commission, or SEC, on May 23, 2018, and a registration statement on Form S-1 to register additional shares (File No. 333-225159), which was automatically effective upon filing with the SEC on May 23, 2018. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 24, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Memorandum of Association of Kiniksa Pharmaceuticals, Ltd.	S-1	333-224488	3.1	4/27/2018

3.2	Amended and Restated Bye-Laws of Kiniksa Pharmaceuticals, Ltd.	8-K	001-38492	3.1	5/29/2018

4.1	Specimen Share Certificate evidencing the Class A common shares	S-1/A	333-224488	4.1	5/14/2018

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of February 9, 2018	S-1	333-224488	3.1	4/27/2018

10.1	Amendment No. 1 to the License Agreement, effective as of July 9, 2020, by and between Kiniksa Pharmaceuticals, Ltd. and MedImmune Limited	8-K	001-38492	10.1	7/15/2020

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Principal Executive Officer					**

32.2	Section 1350 Certification of Principal Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104

Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

***

*     Filed herewith

**   Furnished herewith

*** Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINIKSA PHARMACEUTICALS, LTD.

Date: August 4, 2020	By:	/s/ Sanj K. Patel
Sanj K. Patel
Chief Executive Officer and Chairman of the Board of Directors