Form 10-Q
period 2020-09-30
Kiniksa Pharmaceuticals, Ltd.
filed 2020-11-05
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, there were 68,075,035 common shares outstanding in aggregate, comprised of:

31,637,433 Class A common shares, par value $0.000273235 per share

2,355,458 Class B common shares, par value $0.000273235 per share

,

18,024,526 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$85,874	$46,928
Short-term investments	278,521	186,452
Prepaid expenses and other current assets	14,018	8,247
Total current assets	378,413	241,627
Property and equipment, net	4,573	6,398
Operating lease right-of-use assets	1,166	1,927
Restricted cash	210	210
Other long-term assets	48	—
Deferred tax assets	3	4,372
Total assets	$384,413	$254,534

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,925	$5,693
Accrued expenses	19,475	20,415
Operating lease liabilities	1,492	1,697
Other current liabilities	—	25
Total current liabilities	24,892	27,830
Non-current liabilities:
Non-current operating lease liabilities	55	955
Other long-term liabilities	957	326
Total liabilities	25,904	29,111
Commitments and contingencies (Note 12)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 31,479,648 shares and 19,245,201 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	8	6
Class B common shares, par value of $0.000273235 per share; 2,355,458 shares and 4,638,855 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Class A1 common shares, $0.000273235 par value; 18,024,526 shares and 14,995,954 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5	4
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of September 30, 2020 and December 31, 2019	4	4
Additional paid-in capital	822,301	581,467
Accumulated other comprehensive income	6	33
Accumulated deficit	(463,816)	(356,092)
Total shareholders’ equity	358,509	225,423
Total liabilities and shareholders’ equity	$384,413	$254,534

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$31,419	$22,014	$74,644	$112,115
General and administrative	11,799	8,432	29,821	25,267
Total operating expenses	43,218	30,446	104,465	137,382
Loss from operations	(43,218)	(30,446)	(104,465)	(137,382)
Interest income	49	1,386	1,104	4,919
Loss before (provision) benefit for income taxes	(43,169)	(29,060)	(103,361)	(132,463)
(Provision) benefit for income taxes	(667)	2,002	(4,363)	2,393
Net loss	$(43,836)	$(27,058)	$(107,724)	$(130,070)
Net loss per share attributable to common shareholders—basic and diluted	$(0.66)	$(0.49)	$(1.80)	$(2.42)
Weighted average common shares outstanding—basic and diluted	65,958,513	54,831,308	59,754,495	53,767,003
Comprehensive loss:
Net loss	$(43,836)	$(27,058)	$(107,724)	$(130,070)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	(3)	(39)	(27)	66
Total other comprehensive income	(3)	(39)	(27)	66
Total comprehensive loss	$(43,839)	$(27,097)	$(107,751)	$(130,004)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	54,937,628	$15	$581,467	$33	$(356,092)	$225,423
Exercise of options	643,867	—	2,414	—	—	2,414
Share-based compensation expense	—	—	4,209	—	—	4,209
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	207	—	207
Net loss	—	—	—	—	(26,419)	(26,419)
Balances at March 31, 2020	55,581,495	$15	$588,090	$240	$(382,511)	$205,834
Issuance of Class A common shares upon completion of follow-on offering, inclusive of the over-allotment option exercise, net of underwriting discounts and commissions and other offering costs	2,760,000	1	46,900	—	—	46,901
Issuance of Class A1 common shares upon completion of private placement, net of placement agent fees	1,600,000	—	27,594	—	—	27,594
Issuance of Class A common shares in connection with the release of escrow from the acquisition of all issued and outstanding equity securities of Primatope Therapeutics, Inc.	59,469	—	—	—	—	—
Exercise of options and issuance of shares under the employee share purchase plan	485,592	—	2,936	—	—	2,936
Share-based compensation expense	—	—	4,851	—	—	4,851
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(231)	—	(231)
Net loss	—	—	—	—	(37,469)	(37,469)
Balances at June 30, 2020	60,486,556	$16	$670,371	$9	$(419,980)	$250,416
Issuance of Class A common shares upon completion of follow-on offering, net of underwriting discounts and commissions and other offering costs	5,952,381	2	117,691	—	—	117,693
Issuance of Class A1 common shares upon completion of private placement, net of placement agent fees	1,428,572	—	28,350	—	—	28,350
Issuance of Class A common shares in connection with the release of shares in connection with a milestone previously paid to Primatope Therapeutics, Inc.	16,634	—	—	—	—	—
Exercise of options	33,107	—	331	—	—	331
Share-based compensation expense	—	—	5,558	—	—	5,558
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(43,836)	(43,836)
Balances at September 30, 2020	67,917,250	$18	$822,301	$6	$(463,816)	$358,509

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2018	49,489,647	$13	$473,483	$(4)	$(194,225)	$279,267
Issuance of Class A common shares upon completion of follow-on offering, inclusive of the over-allotment option exercise, net of underwriting discounts and commissions and other offering costs	2,816,110	2	48,474	—	—	48,476
Issuance of Class A1 common shares upon completion of private placement, net of placement agent fees	2,000,000	—	34,511	—	—	34,511
Class A common shares issued or to be issued in connection with the acquisition of all issued and outstanding equity securities of Primatope Therapeutics, Inc.	337,008	—	7,000	—	—	7,000
Exercise of options	50,070		181	—	—	181
Share-based compensation expense	—	—	2,893	—	—	2,893
Unrealized gain on short-term investments	—	—	—	12	—	12
Net loss	—	—	—	—	(65,821)	(65,821)
Balances at March 31, 2019	54,692,835	$15	$566,542	$8	$(260,046)	$306,519
Class A common shares issued or to be issued in connection with a milestone payment due to Primatope Therapeutics, Inc.	94,284	—	1,800	—	—	1,800
Exercise of options and issuance of shares under the employee share purchase plan	70,573	—	512	—	—	512
Share-based compensation expense	—	—	3,464	—	—	3,464
Unrealized gain on short-term investments	—	—	—	93	—	93
Net loss	—	—	—	—	(37,191)	(37,191)
Balances at June 30, 2019	54,857,692	$15	$572,318	$101	$(297,237)	$275,197
Exercise of options	13,648	—	53	—	—	53
Share-based compensation expense	—	—	3,758	—	—	3,758
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(27,058)	(27,058)
Balances at September 30, 2019	54,871,340	$15	$576,129	$62	$(324,295)	$251,911

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(107,724)	$(130,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,838	1,502
Share-based compensation expense	14,618	10,115
Class A common shares issued or to be issued as consideration for Primatope, including milestone payments	—	8,800
Loss on disposal of property and equipment	—	23
Non-cash lease expense	761	919
Accretion of discounts on short-term investments	(239)	(3,044)
Deferred income taxes	4,321	(3,411)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,768)	(2,391)
Accounts payable	(1,704)	(4,504)
Accrued expenses and other liabilities	(969)	2,685
Accrued milestones	—	(14,850)
Operating lease liabilities	(1,105)	(916)
Other long-term liabilities	630	943
Net cash used in operating activities	(95,341)	(134,199)
Cash flows from investing activities:
Purchases of property and equipment	(228)	(1,207)
Purchases of short-term investments	(344,159)	(406,135)
Proceeds from the maturities of short-term investments	252,300	454,640
Net cash provided by investing activities	(92,087)	47,298
Cash flows from financing activities:
Proceeds from issuance of Class A common shares from follow-on offerings, net of underwriting discounts and commissions, inclusive of the over-allotment option exercise	165,725	48,595
Proceeds from issuance of Class A1 common shares from private placements, net of placement agent fees	55,944	34,511
Payments of offering costs	(976)	(118)
Proceeds from exercise of options and employee share purchase plan	5,681	746
Net cash provided by financing activities	226,374	83,734
Net increase in cash, cash equivalents and restricted cash	38,946	(3,167)
Cash, cash equivalents and restricted cash at beginning of period	47,138	72,186
Cash, cash equivalents and restricted cash at end of period	$86,084	$69,019

Supplemental information:
Cash paid for income taxes	$482	$1,727

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses and accounts payable	$154	$—
Property and equipment included in accrued expenses and accounts payable	$8	$371

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

The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry and global health, societal, economic and market conditions, including from the impact from the coronavirus disease 2019 (“COVID-19”) pandemic. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any products, if approved, will be commercially viable. The Company does not currently generate revenue from sales of any products, and it may never be able to develop or commercialize a marketable product. Upon approval from the U.S. Food and Drug Administration (“FDA”), if any, of a supplemental BLA (“sBLA”) submission for the commercial marketing of rilonacept in the United States for recurrent pericarditis, we will assume the sales and distribution of rilonacept for the approved indications in the United States and would evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits. The Company has never obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. The Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties, including contract research organizations (“CROs”), and contract manufacturing organizations (“CMOs”). Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Risk and Uncertainties Related to COVID-19

In addition to risks and uncertainties common to the Company’s industry, the Company is subject to global societal, healthcare, economic and market conditions, including from the impact of the COVID-19 pandemic and measures taken in response to the pandemic or the easing of such measures, which continue to evolve. In December 2019, COVID-19 surfaced in Wuhan, China. The virus spread globally, and was declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive on many aspects of society, which has resulted in and will likely continue to result in significant disruptions to healthcare systems, the global economy, as well as businesses and capital markets around the world.

In an effort to halt the spread of the COVID-19 pandemic, federal and state governments in the United States and the governments of other countries around the globe have implemented various measures in response to the pandemic, including significant restrictions on businesses and travel as well as social-distancing measures and the easing of such measures. For example, in March 2020, the governors of Massachusetts and California, among other things, each enacted a stay-at-home advisory for workers in non-essential businesses. Because of the nature of the Company’s operations, it was and is considered to be an essential business so, to date, its operations have only been partially affected by these orders. In response to these orders, the Company implemented work-place rules and temporarily closed access to its California office space and restricted access to its Massachusetts facility to only those employees that needed to be in the office to execute their responsibilities and those employees who worked in the research and development laboratory space, with most of the employees continuing to carry out their responsibilities working outside of its offices. Subsequently in May and April 2020, the governors of Massachusetts and California, respectively, each announced a phased reopening plan for businesses and other organizations in their respective states. In response, the Company updated its work-place rules and designed a plan to reopen the Lexington and San Diego office spaces to additional groups of employees in phases, on an optional basis for now. Most of the employees continue to carry out their

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

responsibilities working outside of the Company’s offices. As these measures implemented by federal and state governments in the United States in response to the pandemic continue to evolve, the Company continues to monitor the developments, restrictions and requirements in jurisdictions where it has offices, and plans to update the protocols for our offices as applicable.

The COVID-19 pandemic, and measures undertaken in response to the pandemic, or the easing of any of such measures, may cause significant disruptions in the Company’s business or operations as well as in the business and operations of the Company’s CMOs, CROs and other third parties with whom the Company conducts business or otherwise engages now or in the future, including as a result of staffing shortages or reprioritizations, production slowdowns or stoppages, and disruptions in delivery systems. The COVID-19 pandemic may also adversely impact the Company’s preclinical studies and clinical trials, which could impede, delay, limit or prevent the clinical development of the Company’s product candidates and ultimately lead to the delay or denial of regulatory approval of its product candidates, which would materially adversely affect the Company’s business and operations, including its ability to generate revenue. Moreover, the COVID-19 pandemic is impacting the global economy, and the U.S. economy in particular, with the potential for the economic downturn to be severe and prolonged. A severe or prolonged economic downturn could result in continued disruptions in the financial markets, which could adversely impact the Company’s ability to raise additional capital when needed or on acceptable terms, if at all.

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

In assessing the consolidation requirement for variable interest entities (“VIE”s), the Company focuses on identifying whether it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. In the event that the Company is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE would be included in the Company’s consolidated financial statements. At September 30, 2020 and during the three and nine months then ended and at December 31, 2019 and during the year then ended, the Company was not the primary beneficiary of a VIE.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

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

On July 24, 2020, the Company completed a follow-on offering of 5,952,381 Class A common shares, at a public offering price of $21.00 and a concurrent private placement of 1,428,572 Class A1 common shares at an offering price of $21.00 per share for aggregate gross proceeds of $155,000. The aggregate net proceeds to the Company from the follow-on offering and concurrent private placement was $146,043 after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2020, the Company had an accumulated deficit of $463,816. During the nine months ended September 30, 2020, the Company incurred a net loss of $107,724 and used $95,341 of cash in operating activities. The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2020, the Company had cash, cash equivalents and short-term investments of $364,395.

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

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At September 30, 2020 and December 31, 2019, cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market accounts and cash on deposit at commercial banks.

Short-Term Investments

The Company generally invests its excess cash in money market funds and short-term investments in U.S. Treasury notes. Such investments which are included in short-term investments on the Company's consolidated balance sheets are considered available-for-sale debt securities and are reported at fair value with unrealized gains and losses included as a component of shareholders’ equity. Realized gains and losses, if any, on short-term investments are included in interest income.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. At September 30, 2020 and December 31, 2019, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Restricted Cash

In conjunction with the Company’s lease agreement entered into in March 2018 (see Note 5), the Company maintains a letter of credit for the benefit of the landlord. As of September 30, 2020 and December 31, 2019, the underlying cash balance of $210 securing this letter of credit, was classified as non-current in its consolidated balance sheet.

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

The fair value of each restricted share unit award is based on the closing price of the Company’s Class A common shares on the date of grant. Restricted share unit awards with an associated performance condition are evaluated on a regular basis for probability of achievement to determine the timing of recording share-based compensation expense in the Company’s consolidated statements of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three and nine months ended September 30, 2020 and 2019, the Company’s other comprehensive loss was comprised of unrealized gain (loss) on short-term investments as well as cumulative translation adjustments, net of tax.

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

In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three and nine months ended September 30, 2020 and 2019.

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

The Company’s U.S. provision for income taxes relates to current tax expense associated with the taxable income in the United States of its wholly owned subsidiary, Kiniksa US, as well as discrete tax events such as the

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

recognition of a valuation allowance. The current income tax expense is a result of the taxable income earned by Kiniksa US under its cost-plus arrangement offset in part by tax benefits from the U.S. federal and state research and development tax credits, the Foreign Derived Intangible Income (“FDII”) deduction and share-based compensation taxable events. FDII was enacted as part of the tax reform enacted by the United States in December 2017, generally referred to as the U.S. Tax Cuts and Jobs Act. The Company has recorded an immaterial foreign provision for income taxes related to income in non-U.S. subsidiaries.

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

	Fair Value Measurements
	as of September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	31,043	—	—	31,043
Cash equivalents — U.S. Treasury notes	—	41,398	—	41,398
Short-term investments — U.S. Treasury notes	—	278,521	—	278,521
	$31,253	$319,919	$—	$351,172

	Fair Value Measurements
	as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	25,207	—	—	25,207
Cash equivalents — U.S. Treasury notes	—	10,192	—	10,192
Short-term investments — U.S. Treasury notes	—	186,452	—	186,452
	$25,417	$196,644	$—	$222,061

During the nine months ended September 30, 2020 and the year ended December 31, 2019 there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company's cash equivalents and short-term investments as of September 30, 2020 and December 31, 2019 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

Short-term investments as of September 30, 2020 and December 31, 2019 consisted of U.S. Treasury notes which investments were each due within six months of such date.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2020
Short-term investments — U.S. Treasury notes	$278,514	$9	$(2)	$278,521
	$278,514	$9	$(2)	$278,521

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019
Short-term investments — U.S. Treasury notes	$186,415	$44	$(7)	$186,452
	$186,415	$44	$(7)	$186,452

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of September 30, 2020, the Company held eleven securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $78,056 at September 30, 2020. As of December 31, 2019, the Company held seven securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $43,107 at December 31, 2019. As of both September 30, 2020 and December 31, 2019, these securities were held by the Company in an unrealized loss position for less than 12 months. The Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2020 and December 31, 2019.

4.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2020	2019
Furniture, fixtures and vehicles	$47	$47
Computer hardware and software	349	344
Leasehold improvements	3,627	3,627
Lab equipment	4,713	4,685
Construction in progress	—	20
Total property and equipment	8,736	8,723
Less: Accumulated depreciation	(4,163)	(2,325)
Total property and equipment, net	$4,573	$6,398

Depreciation expense was $649 and $523 during the three months ended September 30, 2020 and 2019, respectively, and $1,838 and $1,502 during the nine months ended September 30, 2020 and 2019, respectively.

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

On December 21, 2018, Kiniksa US entered into an operating lease in San Diego, California for office space comprising a total of 4,400 square feet. The lease commenced on January 1, 2019 and expires on January 31, 2021. On July 17, 2020, Kiniksa US entered into an amendment to extend the lease through January 31, 2022. Monthly lease payments for base rent are $13 and increase to $14 in accordance with the extension. Additional fees for ancillary charges such as the share of operating expenses, parking and real estate taxes are not included in the base rent.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The components of lease cost consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$341	$340	$1,022	$1,102
Variable lease cost	30	52	132	161
Total lease cost	$371	$392	$1,154	$1,263

September 30,
2020
Weighted-average remaining lease term (years)	0.90
Weighted-average discount rate	7.16%

Maturities of operating leases liabilities were as follows:

As of September 30,
2020	$455
2021	1,124
2022	14
2023 and thereafter	—
Total future minimum lease payments	$1,593
Less imputed interest	(46)
Present value of lease liabilities	$1,547

6.           Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued research and development expenses	$10,333	$11,813
Accrued employee compensation and benefits	6,747	7,089
Accrued legal and professional fees	1,621	1,087
Other	774	426
	$19,475	$20,415

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

On July 24, 2020, the Company completed a follow-on offering of 5,952,381 Class A common shares, at a public offering price of $21.00 and a concurrent private placement of 1,428,572 Class A1 common shares at an offering price of $21.00 per share for aggregate gross proceeds of $155,000. The aggregate net proceeds to the Company from the follow-on offering and concurrent private placement was $146,043 after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

The rights of the holders of the Company’s Class A common shares, Class B common shares, Class A1 common shares and Class B1 common shares are identical, except with respect to voting, transferability and conversion, as described below. As of September 30, 2020, no preferred shares were designated or issued.

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

Dividends

The common shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. Through September 30, 2020, no cash dividends have been declared or paid.

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

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

A total of 4,466,500 Class A common shares were initially reserved for issuance under the 2018 Plan. The number of Class A common shares that may be issued under the 2018 Plan will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 4% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A common shares determined by the Company’s board of directors. In December 2019, the board of directors approved the automatic increase as of January 1, 2020 of 2,197,505 shares, equal to 4% of the as-converted Class A common shares outstanding on December 31, 2019. No more than 27,915,000 Class A common shares may be issued under the 2018 Plan upon the exercise of incentive options. The Class A common shares underlying any awards issued under the 2018 Plan or the 2015 Plan that on or after the effective date of the 2018 Plan expire, lapses unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited under the 2018 Plan or the 2015 Plan will be added back to the Class A common shares available for issuance under the 2018 Plan. As of September 30, 2020, 1,610,263 shares remained available for future grant.

2015 Equity Incentive Plan

Until May 23, 2018 (the effective date of the 2018 Plan), the 2015 Plan provided for the Company to grant incentive share options, nonqualified share options, share grants and other share-based awards to employees and non-employees to purchase the Company’s Class A common shares. On the effective date of the 2018 Plan, the Company ceased granting awards under the 2015 Plan. At that time, the 4,691,213 Class A common shares subject to outstanding awards under the 2015 Plan remained reserved for issuance under the plan pursuant to such awards and the 92,170 Class A common shares that had been available for future grant under the 2015 Plan were no longer authorized and reserved for issuance or available for future grant under the 2015 Plan.

As of September 30, 2020, there were 2,973,717 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance thereunder pursuant to such awards. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Class A common shares subject to awards granted under the 2015 Plan that expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited become available for issuance under the 2018 Plan.

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

2018 Employee Share Purchase Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Employee Share Purchase Plan (the “2018 ESPP”), which became effective on May 23, 2018. A total of 670,000 Class A common shares were initially reserved for issuance under the 2018 ESPP. The number of Class A common shares that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 1% of the Class A common

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A common shares determined by the Company’s board of directors, provided that no more than 6,420,000 Class A common shares may be issued under the 2018 ESPP. In December 2019, the Company’s board of directors determined that the January 1, 2020 automatic increase in shares available under the 2018 ESPP would be zero shares. As of September 30, 2020, 549,300 Class A common shares were available for future issuance under the 2018 ESPP.

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2019	8,491,734	$7.68
Granted	3,588,735	$11.42
Exercised	(1,113,532)	$3.13
Forfeited	(814,801)	$11.58
Outstanding as of September 30, 2020	10,152,136	$9.19
Options exercisable as of September 30, 2020	3,611,646	$8.20
Options unvested as of September 30, 2020	6,540,490	$10.46

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of options granted to employees and directors under the Plans during the three and nine months ended September 30, 2020 and 2019 were as follows, presented on a weighted-average basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.36%	1.69%	0.56%	2.13%
Expected term (in years)	6.24	6.24	6.21	6.21
Expected volatility	82.58%	80.37%	81.02%	79.24%
Expected dividend yield	—%	—%	—%	—%

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

Restricted Share Units

An RSU represents the right to receive shares of the Company’s Class A common shares upon vesting of the RSU. The fair value of each RSU is based on the closing price of the Company’s Class A common shares on the date of grant. In December 2019, the Company granted RSUs with service conditions (“Time-Based RSUs”) that vest in one installment on December 31, 2020, subject to the recipient’s continued employment through that date. During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company also granted the First RSU Award as part of the RLTIP, which becomes eligible to vest upon the Achievement Date and will vest upon the first anniversary of such date, subject to the recipient’s continued employment through that date. In the event the RLTIP Milestone is not achieved, the First RSU Award will not vest.

The grant-date fair value of the outstanding Time-Based RSUs remaining as of September 30, 2020 was $1,045 and is being recognized on a straight-line basis through the vest date for these RSUs. For the three and nine months ended September 30, 2020, the Company recognized $250 and $733 in Time-Based RSU expense, respectively. The grant-date fair value of the outstanding First RSU Award remaining as of September 30, 2020 was $2,762 and will be recognized when the RLTIP Milestone is deemed probable of achievement through the date the First RSU Award will vest. During the three and nine months ended September 30, 2020, the Company did not recognize compensation expense related to the First RSU Award, as achievement of the RLTIP Milestone was determined to be not probable.

The following table summarizes RSU activity for the nine months ended September 30, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2019	328,296	$12.93
Granted	12,052	$20.78
Vested	—	$—
Forfeited	(52,837)	$13.00
Unvested RSUs as of September 30, 2020	287,511	$13.24

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development expenses	$2,345	$1,435	$6,303	$4,126
General and administrative expenses	3,213	2,323	8,315	5,989
	$5,558	$3,758	$14,618	$10,115

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

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, including milestone payments of $4,000 and $10,000 paid during the year ended December 31, 2017 and the year ended December 31, 2019, respectively, each payment was associated with the achievement of a specified clinical milestone event. No milestones were achieved or paid during the three and nine months ended September 30, 2020. Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the three and nine months ended September 30, 2020, the Company recorded research and development expense of $14 and $92, respectively, primarily related to a milestone occurring in the first quarter of 2020 and the

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

annual maintenance fee both in connection with the retained contracts. During the three and nine months ended September 30, 2019, the Company recorded research and development expense of $164 and $10,330, respectively, primarily related to a milestone payment and other payments associated with the achievement of a specified clinical milestone event due under the Biogen Agreement.

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

In January 2020, the Company terminated the Novo Nordisk Agreement, inclusive of its rights to develop and commercialize KPL-045, in accordance with the terms and conditions of the agreement.

The Company did not record any research and development expense during the three and nine months ended September 30, 2020 and 2019, in connection with milestone payments due under the Novo Nordisk Agreement.

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

In January 2019, the Company exercised the call option and in March 2019, the Company acquired all of the issued and outstanding equity securities of Primatope (the “Primatope Acquisition”). The aggregate amount of upfront and contingent payments the Company paid to the former Primatope shareholders to acquire the Company was comprised of (1) $15,000 paid at closing in March 2019, comprised of upfront consideration of $10,000 and milestone payments of $5,000, which had been achieved as of the closing date, and (2) $3,000 paid in June 2019 for the final milestone payment, which was achieved following the closing during the six months ended June 30, 2019, each paid in a

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

combination of cash and Class A common shares (inclusive of escrow and holdback shares amounts) in accordance with the Primatope Agreement. At the closing of the Primatope Acquisition, Primatope became a wholly owned subsidiary of the Company and the acquisition was accounted for as an asset acquisition as it did not meet the definition of a business. The Company released the escrow and issued the shares that were held back at closing in June 2020 and issued the shares that were held back at the final milestone payment in September 2020. The Company recorded the upfront payment and milestone payments as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use.

During the three and nine months ended September 30, 2020, the Company did not incur any research and development expense directly in connection with milestone or other payments related to the Primatope Acquisition or the Primatope Agreement. During the three months ended September 30, 2019, the Company did not incur any research and development expense directly in connection with milestone or other payments related to the Primatope Acquisition or the Primatope Agreement. During the nine months ended September 30, 2019, the Company recorded research and development expense of $18,000 related to the Primatope Acquisition.

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

The Company did not incur any research and development expense in connection with the BIDMC Agreement during the three and nine months ended September 30, 2020 and 2019.

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

Under the Regeneron Agreement, the Company is also obligated to make payments to Regeneron of up to an aggregate of $27,500 upon the achievement of specified regulatory milestones, including, a $7,500 payment which may be met in the fourth quarter of 2020. Upon approval from the FDA, if any, of an sBLA submission for the commercial marketing of rilonacept in the United States for recurrent pericarditis, the Company will assume the sales and distribution of rilonacept for the approved indications in the United States and the Company would evenly split profits on sales of commercial products with Regeneron, after deducting certain commercialization expenses subject to specified limits.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The Company did not incur any research and development expense directly related to milestone payments due under the Regeneron Agreement during the three and nine months ended September 30, 2020 and 2019.

Under the Regeneron Agreement, the Company is solely responsible for all development and commercialization activities and costs in its territories. The Company is also responsible for costs related to the filing, prosecution and maintenance of certain licensed patent rights.

The parties also entered into a clinical supply agreement under which Regeneron agreed to manufacture the developed product during the clinical phase. During the three and nine months ended September 30, 2020, the Company did not incur any research and development expense related to the purchase of drug materials under this agreement. During the three and nine months ended September 30, 2019, the Company recorded research and development expense of $85 and $3,727, respectively, related to the purchase of drug materials under this agreement. As of September 30, 2020 and December 31, 2019, the Company had non-cancelable purchase commitments under the clinical supply agreement (see Note 12).

The Regeneron Agreement will expire when the Company is no longer developing or commercializing any licensed product under the Regeneron Agreement. Either party may terminate the agreement upon the other party’s insolvency or bankruptcy or for material breach of the agreement by the other party that remains uncured for 90 days (or 30 days for payment-related breaches). Regeneron has the right to terminate the agreement if the Company suspends its development or commercialization activities for a consecutive 12 month period or does not grant a sublicense to a third-party to perform such activities, or if the Company challenges any of the licensed patent rights. The Company may terminate the agreement at any time that is 18 months after the effective date of the agreement with 180 days’ written notice or with one year’s written notice if the Company terminates the agreement following U.S. marketing approval of a rilonacept product developed by the Company. The Company may also terminate the agreement with three months’ written notice if the products are determined to have certain safety concerns.

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

During the three and nine months ended September 30, 2020 and 2019, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

Kite Clinical Collaboration Agreement

In December 2019, the Company entered into a clinical collaboration (the “Kite Agreement”) with Kite Pharma, Inc., a Gilead Company (“Kite”), to initiate a Phase 2 clinical trial evaluating the combination of Yescarta (axicabtagene ciloleucel) and mavrilimumab in relapsed or refractory large B-Cell lymphoma. The objective of the Phase 2 trial is to determine the effect of mavrilimumab on the safety of Yescarta. Treatment related induction of granulocyte-macrophage colony stimulating factor (“GM-CSF”) has been identified through clinical, translational and preclinical studies as a potential key signal associated with side effects of chimeric antigen receptor T (“CAR T”), cell therapy. Preclinical evidence suggest the potential for interruption of GM-CSF signaling to disrupt CAR T cell mediated inflammation without disrupting anti-tumor activity. In August 2020, Kite as the sponsor of the study which had not begun to enroll, informed the Company that the clinical collaboration was being discontinued under a portfolio strategy review and terminated the agreement in accordance with its terms and conditions. During the three and nine months ended September 30, 2020, the Company did not record any research and development expense in connection with the Kite Agreement.

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

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common shareholders	$(43,836)	$(27,058)	$(107,724)	$(130,070)
Denominator:
Weighted average common shares outstanding—basic and diluted	65,958,513	54,831,308	59,754,495	53,767,003
Net loss per share attributable to common shareholders— basic and diluted	$(0.66)	$(0.49)	$(1.80)	$(2.42)

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

	As of September 30,
	2020	2019
Options to purchase common shares	10,152,136	8,635,968
Unvested RSUs	287,511	—
	10,439,647	8,635,968

11.         Income Taxes

As an exempted company incorporated under the laws of Bermuda, the Company is principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. The Company’s wholly owned U.S. subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Germany, Kiniksa France, and Kiniksa Switzerland are subject to taxation in their respective countries. Certain of the Company’s subsidiaries, primarily Kiniksa US, operate under cost plus arrangements.

The income tax rate for the three and nine months ended September 30, 2020 varied from the Bermuda statutory rate of zero primarily due to income subject to United States taxation under the Kiniksa US cost-plus arrangement with the Company, net of the deduction for FDII, U.S. federal and state research tax credits and the recognition of a valuation allowance against deferred tax assets. Income tax expense for the three and nine months ended September 30, 2020 was $667 and $4,363, respectively, and includes discrete tax expense primarily related to the recognition of a valuation allowance against deferred tax assets, partially offset by the tax benefits from share-based compensation taxable events.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Management examines all positive and negative evidence to estimate whether sufficient future taxable income in the U.S. will be generated to permit the use of existing deferred tax assets. As a result of significant cumulative tax benefits associated with share-based compensation taxable events recognized in the nine months ended September 30, 2020, the Company has significant negative evidence in the form of cumulative losses and believes that it is more likely than not that these United States deferred tax assets will not be utilized. As such, the Company recorded a valuation allowance against its U.S. deferred tax asset as of September 30, 2020. There are no material deferred tax assets in the other jurisdictions.

12.         Commitments and Contingencies

License Agreements

The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 9).

Manufacturing Commitments

The Company entered into agreements with several contract manufacturing organizations to provide the Company with preclinical and clinical trial materials. As of September 30, 2020, the Company had committed to minimum payments under these agreements totaling $5,463.

Rilonacept Long-Term Incentive Plan

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company granted a cash award and the First RSU Award to employees under the RLTIP. The cash award vests upon the achievement of the RLTIP Milestone, subject to the recipient’s continued employment through the date. The First RSU Award becomes eligible to vest upon the Achievement Date, and will vest upon the first anniversary of such date, subject to the recipient’s continued employment through that date. As of September 30, 2020, the Company estimated cash payments of $1,990 under the RLTIP. In the event the RLTIP Milestone is not achieved, the cash award will not be paid and the First RSU Award will not vest.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors, officers and other key personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or other key personnel. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2020 or December 31, 2019.

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

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients with significant unmet medical need. We have a pipeline of product candidates that are based on strong biologic rationale or validated mechanisms, target underserved conditions and offer the potential for differentiation. These product candidates are designed to modulate immunological pathways across a spectrum of diseases. Our product candidates include rilonacept, mavrilimumab, vixarelimab and KPL-404.

Rilonacept is an interleukin-1α, and interleukin-1β cytokine trap. We are developing rilonacept for the potential treatment of recurrent pericarditis, a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. In June 2020, we announced that our global, double-blind, placebo-controlled, randomized-withdrawal design, pivotal Phase 3 clinical trial of rilonacept in subjects with recurrent pericarditis, named RHAPSODY, met statistical significance on its primary and all major secondary efficacy endpoints, showing that rilonacept improved clinically meaningful outcomes associated with unmet medical need in recurrent pericarditis. Under the Regeneron Agreement, we are obligated to make payments to Regeneron of up to an aggregate of $27.5 million upon the achievement of specified regulatory milestones, including, a $7.5 million payment which may be met in the fourth quarter of 2020. If approved for recurrent pericarditis by the U.S. Food and Drug Administration, or FDA, we will commence the sales and distribution of rilonacept for the approved indications in the U.S. and evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits. We continue to prepare for the potential commercial launch of rilonacept in recurrent pericarditis, which is anticipated in the first half of 2021, if approved by the FDA assuming priority review. In July 2020 we received Orphan Drug designation from the FDA for rilonacept for the treatment of pericarditis, which includes the treatment of recurrent pericarditis. We received Breakthrough Therapy designation from the FDA for rilonacept for the treatment of recurrent pericarditis in 2019.

Mavrilimumab is a monoclonal antibody that antagonizes granulocyte-macrophage colony stimulating factor, or GM-CSF. We are evaluating mavrilimumab for the potential treatment of giant cell arteritis, or GCA, a chronic inflammatory disease of the medium-to-large arteries with an estimated U.S. prevalence of approximately 75,000 to 150,000 patients. We are conducting a randomized, double-blind, placebo-controlled, global Phase 2 proof-of-concept trial for the study of mavrilimumab in GCA. We recently announced that the trial achieved both the primary and efficacy endpoint of time-to-first adjudicated GCA flare by Week 26 in all treated patients and the secondary efficacy endpoint of sustained remission at Week 26 in all treated patients with statistical significance. Additionally, while the trial was not powered for individual disease cohorts, there was a consistent trend of efficacy across the new onset and relapsing/refractory cohorts. In September 2020, the FDA granted Orphan Drug designation for mavrilimumab for the treatment of GCA. In December 2019, we entered into a clinical collaboration with Kite Pharma, Inc., a Gilead Company, or Kite, to initiate a Phase 2 clinical trial evaluating the combination of Yescarta® (axicabtagene ciloleucel) and mavrilimumab in relapsed or refractory large B-Cell lymphoma, for which Kite would be the sponsor and responsible for its conduct. In August 2020, Kite informed us that our clinical collaboration was being discontinued under a portfolio strategy review, which impacted the planned trial, and terminated the agreement in accordance with its terms. We are also evaluating mavrilimumab in severe coronavirus 2019 disease, or COVID-19, pneumonia and hyperinflammation. In June 2020, we announced 28-day clinical outcomes from an open-label investigator-initiated treatment protocol with mavrilimumab conducted in Italy in 13 non-mechanically ventilated patients with severe COVID-19 pneumonia and hyperinflammation. Mavrilimumab-treated patients experienced earlier and improved clinical outcomes compared to control-group patients, including earlier weaning from supplemental oxygen, shorter hospitalizations, and no deaths. These data were published in The Lancet Rheumatology. We are enrolling the Phase 2 portion of a global, randomized, double-blind, placebo-controlled adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation. Additionally, data from a randomized, double-blind, placebo-controlled investigator-initiated study in the same patient population in the United States are expected in the fourth quarter of 2020.

Vixarelimab is a monoclonal antibody that simultaneously inhibits the signaling of the cytokines interleukin 31, or IL-31, and oncostatin M, or OSM, by targeting their common receptor subunit, oncostatin M receptor beta, or OSMRβ. We are evaluating vixarelimab for the potential treatment of with prurigo nodularis, a chronic inflammatory skin condition with an estimated U.S. prevalence of approximately 300,000 patients. In April 2020, we announced that our randomized, double-blind, placebo-controlled Phase 2a trial of vixarelimab in prurigo nodularis met its primary efficacy endpoint: there was a statistically significant reduction in weekly-average Worst-Itch Numeric Rating Scale (WI-NRS) from baseline at Week 8 in vixarelimab recipients compared to placebo recipients. Additionally, a statistically significant percentage of vixarelimab recipients achieved a prurigo nodularis-investigator’s global assessment (PN-IGA) score of 0/1 at Week 8 compared to placebo recipients, and the majority of vixarelimab recipients showed a clinically meaningful greater-than-or-equal-to 4-point weekly-average WI-NRS reduction at Week 8. In May 2020, we announced data from an exploratory randomized, double-blind, placebo-controlled Phase 2 clinical trial in diseases characterized by chronic pruritus, including plaque psoriasis, chronic idiopathic pruritus, lichen simplex chronicus, chronic idiopathic urticaria and lichen planus. The plaque psoriasis cohort achieved a statistically significant reduction in weekly-average WI-NRS at Week 8. Additionally, the lichen simplex chronicus, chronic idiopathic urticaria and lichen planus cohorts showed encouraging efficacy results as measured by percent change from baseline in weekly-average WI-NRS at Week 8. We expect to initiate a dose-ranging Phase 2b clinical trial of vixarelimab in prurigo nodularis in the fourth quarter of 2020.

KPL-404 is a monoclonal antibody inhibitor of the CD40/CD40L interaction, a central control node of T-cell-dependent, B-cell-mediated humoral adaptive immunity. In the first quarter of 2019, we acquired all of the outstanding capital stock of Primatope Therapeutics, Inc., or Primatope, the company that owned or controlled the intellectual property related to KPL-404. In the second half of 2019, we initiated a single-ascending-dose Phase 1 clinical trial of KPL-404 in healthy volunteers to evaluate safety and pharmacokinetics well as receptor occupancy and T-cell dependent antibody response, or TDAR, in these subjects. The study is divided into two parts: single doses of KPL-404 0.03 mg/kg, 0.3 mg/kg, 1 mg/kg, 3 mg/kg or 10 mg/kg intravenous and single doses of KPL-404 1 mg/kg or 5 mg/kg subcutaneous. We expect pharmacokinetic, receptor occupancy and TDAR data from the first cohorts, including the 3 mg/kg IV dose level, in the fourth quarter of 2020. Further, we expect final data and safety follow-up from all cohorts in the first half of 2021.

Our future success is dependent on our ability to develop, obtain regulatory approval for and successfully commercialize one or more of our product candidates. We announced positive data from the global, pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, named RHAPSODY. Upon approval from the FDA, if any, of the commercial marketing of rilonacept in the United States for recurrent pericarditis, we will assume the sales and distribution of rilonacept for the approved indications in the United States and would evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits. However, we have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a commercial scale drug, or conduct sales and marketing activities. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product.

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

On July 24, 2020, we completed a follow-on offering of 5,952,381 Class A common shares, at a public offering price of $21.00 and a concurrent private placement of 1,428,572 Class A1 common shares at an offering price of $21.00 per share for aggregate gross proceeds of $155.0 million. The aggregate net proceeds to us from the follow-on offering and concurrent private placement was $146.0 million after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $107.7 million and $130.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $463.8 million. We expect to continue to incur significant operating losses for at least the next several years as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $364.4 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Rilonacept	$4,812	$5,461	$13,981	$19,766
Mavrilimumab	11,925	2,808	17,469	11,512
Vixarelimab (1)	1,278	2,469	5,741	25,487
KPL-404 (2)	880	1,227	2,927	21,826
Unallocated research and development expenses	12,524	10,049	34,526	33,524
Total research and development expenses	$31,419	$22,014	$74,644	$112,115
(1)	The amount for the nine months ended September 30, 2019 includes expense of $10.0 million related to an accrued milestone under our asset purchase agreement with Biogen MA, Inc., or Biogen, associated with the achievement of a specified clinical milestone event.
(2)	The amount for the nine months ended September 30, 2019 includes expense of $18.0 million related to our acquisition of the issued and outstanding equity securities of Primatope and milestone achievements, paid in a combination of cash and Class A common shares (inclusive of escrow and holdback share amounts) in accordance with the stock purchase option agreement with Primatope, or the Primatope Agreement.

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

We announced positive data from our global, pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, named RHAPSODY. Upon approval from the FDA, if any, of the commercial marketing of rilonacept in the United States for recurrent pericarditis, we will assume the sales and distribution of rilonacept for the approved indications in the United States. However, we have not yet demonstrated our ability to successfully obtain regulatory approvals, manufacture a commercial scale drug, or conduct sales and marketing activities. As such, the successful development and commercialization of rilonacept and our other product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of rilonacept and any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates, if approved. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

●	the potential impact of the COVID-19 pandemic on our business, including our preclinical studies, clinical trials and operations;
●	the scope, progress, outcome and costs of our research and preclinical development activities, clinical trials and other development activities;
●	establishing an appropriate safety and efficacy profile with IND enabling and clinical studies;
●	the successful enrollment and initiation, performance and completion of preclinical studies and clinical trials;

●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities, including the FDA;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	increasing clinical and commercial manufacturing capabilities or making arrangements with additional third-party manufacturers to successfully manufacture our product candidates;
●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
●	establishing a sales, marketing and distribution infrastructure to commercialize products for which we may obtain marketing approval;
●	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
●	making milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	significant and changing government regulation; and
●	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

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

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses, while our assets remain in Bermuda. Our wholly owned U.S. subsidiaries, Kiniksa Pharmaceuticals Corp., or Kiniksa US, and Primatope are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa Pharmaceuticals (UK), Ltd., and its wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals GmbH are subject to taxation in their respective countries. Our provision for income taxes relates mainly to U.S. taxable income, generated by our wholly owned subsidiary Kiniksa US.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$31,419	$22,014	$9,405
General and administrative	11,799	8,432	3,367
Total operating expenses	43,218	30,446	12,772
Loss from operations	(43,218)	(30,446)	(12,772)
Interest income	49	1,386	(1,337)
Loss before (provision) benefit for income taxes	(43,169)	(29,060)	(14,109)
(Provision) benefit for income taxes	(667)	2,002	(2,669)
Net loss	$(43,836)	$(27,058)	$(16,778)

Research and Development Expenses

	Three Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Direct research and development expenses by program:
Rilonacept	$4,812	$5,461	$(649)
Mavrilimumab	11,925	2,808	9,117
Vixarelimab	1,278	2,469	(1,191)
KPL-404	880	1,227	(347)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	8,274	7,103	1,171
Other	4,250	2,946	1,304
Total research and development expenses	$31,419	$22,014	$9,405

Research and development expenses were $31.4 million for the three months ended September 30, 2020, compared to $22.0 million for the three months ended September 30, 2019, or an increase of $9.4 million.

During the three months ended September 30, 2020, the research and development expenses incurred related to external spend for our research programs of $18.9 million, including $8.0 million of preclinical and clinical trial costs, and $8.5 million of clinical drug supply related costs. In addition, we incurred unallocated research and development expenses of $12.5 million including, $8.3 million of personnel costs and $4.2 million of other operating costs including costs associated with our laboratory. During the three months ended September 30, 2019, research and development expenses incurred related to external spend for our research programs of $12.0 million, including $7.6 million of preclinical and clinical trial costs and $1.5 million of clinical drug supply related costs. In addition, we incurred unallocated research and development expense of $10.0 million including $7.1 million of personnel costs and $2.9 million of other operating costs including costs associated with our laboratory.

The direct costs for our rilonacept program were $4.8 million during the three months ended September 30, 2020, compared to $5.5 million during the three months ended September 30, 2019, or a decrease of $0.7 million. During the three months ended September 30, 2020, expenses incurred primarily related to conducting RHAPSODY, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, and supply chain costs, compared to the three months ended September 30, 2019, in which expenses incurred related to our clinical research and development for RHAPSODY.

The direct costs for our mavrilimumab program were $11.9 million during the three months ended September 30, 2020, compared to $2.8 million during the three months ended September 30, 2019, or an increase of $9.1 million. During the three months ended September 30, 2020, expenses incurred related primarily to our global Phase 2 clinical trial in GCA, including manufacturing costs for our clinical drug supply, and start-up costs for the phase 2 portion of our Phase 2/3 clinical trial in COVID-19 pneumonia and hyperinflammation, compared to the three months ended September 30, 2019, in which expenses incurred related primarily to our global Phase 2 clinical trial in GCA and manufacturing process development related expenses.

The direct costs for our vixarelimab program were $1.3 million during the three months ended September 30, 2020, compared to $2.5 million during the three months ended September 30, 2019, or a decrease of $1.2 million. During the three months ended September 30, 2020, expenses incurred primarily related to completing our Phase 2a clinical trial in prurigo nodularis and our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus. In the three months ended September 30, 2019, expenses incurred related to our Phase 2a clinical trial in prurigo nodularis and our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus, including manufacturing costs for our clinical drug supply.

The direct costs for our KPL-404 program were $0.9 million during the three months ended September 30, 2020, compared to $1.2 million during the three months ended September 30, 2019, or a decrease of $0.3 million. During the three months ended September 30, 2020, expenses incurred primarily related to limited clinical trial expenses for our Phase 1 trial of KPL-404 in healthy volunteers due to delays associated with the COVID-19 pandemic, including toxicology costs. During the three months ended September 30, 2019, expenses incurred primarily related to preclinical research and development, including manufacturing development costs.

Unallocated research and development expenses were $12.5 million for the three months ended September 30, 2020 compared to $10.0 million for the three months ended September 30, 2019. The increase of $2.5 million in unallocated research and development expenses was due to an increase of $1.2 million in personnel-related costs, primarily related to share-based compensation and an increase of $1.1 million in operating costs associated with our laboratory and general research costs, as compared to the three months ended September 30, 2019. Personnel-related costs for the three months ended September 30, 2020 and 2019 included share-based compensation of $2.3 million and $1.4 million, respectively.

General and Administrative Expenses

General and administrative expenses were $11.8 million for the three months ended September 30, 2020 compared to $8.4 million for the three months ended September 30, 2019. The increase of $3.4 million was primarily due to increases of $1.5 million in personnel-related costs and $1.4 million in costs associated with pre-commercialization activities of our rilonacept program. Personnel-related costs for the three months ended September 30, 2020 and 2019 included share-based compensation of $3.2 million and $2.3 million, respectively.

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2020 compared to $1.4 million for the three months ended September 30, 2019. The decrease was due primarily to lower interest rates on U.S. Treasury notes.

Provision for Income Taxes

For the three months ended September 30, 2020, we recorded a provision for income taxes of $0.7 million relating primarily to the tax impact from the current tax expense due to income from our cost plus arrangement in the United States, net of R&D credits utilized offset by tax benefit related to the exercise of share options.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Operating expenses:
Research and development	$74,644	$112,115	$(37,471)
General and administrative	29,821	25,267	4,554
Total operating expenses	104,465	137,382	(32,917)
Loss from operations	(104,465)	(137,382)	32,917
Interest income	1,104	4,919	(3,815)
Loss before (provision) benefit for income taxes	(103,361)	(132,463)	29,102
(Provision) benefit for income taxes	(4,363)	2,393	(6,756)
Net loss	$(107,724)	$(130,070)	$22,346

Research and Development Expenses

	Nine Months Ended
	September 30,
	2020	2019	Change

	(in thousands)
Direct research and development expenses by program:
Rilonacept	$13,981	$19,766	$(5,785)
Mavrilimumab	17,469	11,512	5,957
Vixarelimab	5,741	25,487	(19,746)
KPL-404	2,927	21,826	(18,899)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	24,246	21,834	2,412
Other	10,280	11,690	(1,410)
Total research and development expenses	$74,644	$112,115	$(37,471)

Research and development expenses were $74.6 million for the nine months ended September 30, 2020, compared to $112.1 million for the nine months ended September 30, 2019, or a decrease of $37.5 million.

During the nine months ended September 30, 2020, the research and development expenses incurred related to external spend for our research programs of $40.1 million, including $22.5 million of preclinical and clinical trial costs and $11.5 million of clinical drug supply related costs. In addition, we incurred unallocated research and development expenses of $34.5 million, including $24.2 million of personnel costs and $10.3 million of other operating costs including costs associated with our laboratory. During the nine months ended September 30, 2019, expenses incurred related to the acquisition of all of the issued and outstanding equity securities of Primatope for aggregate upfront and contingent payments of $18.0 million, paid in a combination of cash and Class A common shares (inclusive of escrow and holdback share amounts) in accordance with the Primatope Agreement, $10.0 million for an accrued milestone under the Biogen Agreement, associated with the achievement of a specified clinical milestone event, and expenses for external spend for our research programs of $50.6 million, including $28.0 million of preclinical and clinical trial costs and $14.7 million of clinical drug supply related costs. In addition, we incurred unallocated research and development expenses of $33.5 million, including, $21.9 million of personnel costs and $11.7 million of other operating costs including costs associated with our laboratory.

The direct costs for our rilonacept program were $14.0 million during the nine months ended September 30, 2020, compared to $19.8 million during the nine months ended September 30, 2019, or a decrease of $5.8 million. During the nine months ended September 30, 2020, expenses incurred primarily related to clinical trial costs for conducting RHAPSODY and supply chain costs. During the nine months ended September 30, 2019, expenses incurred primarily related to our clinical research and development for RHAPSODY, including $3.6 million related to purchases of drug materials under our clinical supply agreement with Regeneron, as well as for our open-label Phase 2 proof-of-concept clinical trial

The direct costs for our mavrilimumab program were $17.5 million during the nine months ended September 30, 2020, compared to $11.5 million during the nine months ended September 30, 2019, or an increase of $6.0 million. During the nine months ended September 30, 2020, expenses incurred related primarily to our global Phase 2 clinical trial in GCA, including manufacturing costs for our clinical drug supply, and start-up costs for the Phase 2 portion of our Phase 2/3 clinical trial in COVID-19 pneumonia and hyperinflammation, compared to the nine months ended September 30, 2019, in which expenses incurred related primarily clinical trial expenses related to our global Phase 2 trial in GCA.

The direct costs for our vixarelimab program were $5.7 million during the nine months ended September 30, 2020, compared to $25.5 million during the nine months ended September 30, 2019, or a decrease of $19.8 million. During the nine months ended September 30, 2020, expenses incurred primarily related to clinical trial costs for our Phase 2a clinical trial in prurigo nodularis and our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus, compared to the nine months ended September 30, 2019, in which expenses incurred related to a milestone payment of $10.0 million under the Biogen Agreement associated with the achievement of a specified clinical milestone event as well as expenses incurred for our Phase 2a clinical trial in prurigo nodularis, our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus and our Phase 1b clinical trial, as well as approximately $1.6 million of manufacturing and development costs for our clinical drug supply.

The direct costs for our KPL-404 program were $2.9 million during the nine months ended September 30, 2020, compared to $21.8 million during the nine months ended September 30, 2019, or a decrease of $18.9 million. During the nine months ended September 30, 2020, expenses incurred primarily related to preclinical and clinical trial costs for our Phase 1 trial of KPL-404 in healthy volunteers, including start-up and toxicology costs. During the nine months ended September 30, 2019, expenses incurred primarily related to the acquisition of all of the issued and outstanding equity securities of Primatope for aggregate upfront and contingent payments of $18.0 million paid in a combination of cash and Class A common shares (inclusive of escrow and holdback share amounts) in accordance with the Primatope Agreement.

Unallocated research and development expenses were $34.5 million for the nine months ended September 30, 2020 compared to $33.5 million for the nine months ended September 30, 2019. The increase of $1.0 million in unallocated research and development expenses was due to increases of $2.1 million in operating costs of our laboratory and $2.4 million in personnel-related costs primarily related to share-based compensation, partially offset by decreases of $2.0 million related to the cessation of our development of KPL-045 and $1.4 million in other operating expenses. Personnel-related costs for the nine months ended September 30, 2020 and 2019 included share-based compensation of $6.3 million and $4.1 million, respectively.

General and Administrative Expenses

General and administrative expenses were $29.8 million for the nine months ended September 30, 2020 compared to $25.3 million for the nine months ended September 30, 2019. The increase of $4.5 million was primarily due to increases of $3.3 million in personnel-related costs and $3.0 million in marketing costs associated with the pre-commercialization of our rilonacept program partially offset by a decrease $1.7 million of other expenses primarily due to a decrease of travel costs due to the travel restrictions associated with the COVID-19 pandemic and other miscellaneous professional fees. Personnel-related costs for the nine months ended September 30, 2020 and 2019 included share-based compensation of $8.3 million and $6.0 million, respectively.

Interest Income

Interest income was $1.1 million for the nine months ended September 30, 2020 compared to $4.9 million for the nine months ended September 30, 2019. The decrease was primarily due to lower interest rates on U.S. Treasury notes.

Provision for Income Taxes

For the nine months ended September 30, 2020, we recorded a provision for income taxes of $4.4 million relating primarily to the tax impact from the recognition of a valuation allowance reserving against our existing deferred tax assets and current tax expense offset by tax benefit related to the exercise of share options.

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

On July 24, 2020, we completed a follow-on offering of 5,952,381 Class A common shares, at a public offering price of $21.00 and a concurrent private placement of 1,428,572 Class A1 common shares at an offering price of $21.00 per share for aggregate gross proceeds of $155.0 million. The estimated aggregate net proceeds to us from the follow-on offering and concurrent private placement was $146.0 million after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $364.4 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(95,341)	$(134,199)
Net cash (used) provided by investing activities	(92,087)	47,298
Net cash provided by financing activities	226,374	83,734
Net increase in cash and cash equivalents and restricted cash	$38,946	$(3,167)

Operating Activities

During the nine months ended September 30, 2020, operating activities used $95.3 million of cash, primarily resulting from our net loss of $107.7 million and net cash used in our operating assets and liabilities of $8.9 million, partially offset by non-cash charges of $21.3 million. Net cash used in our operating assets and liabilities for the nine months ended September 30, 2020 consisted of a $1.7 million decrease in accounts payable primarily due to the timing of vendor invoicing and payments, a $1.0 decrease in accrued expenses and other liabilities primarily due to decreases in the accrued costs for our research and manufacturing activities and the cash payment of the 2019 employee bonuses offset by increases in the accrued costs for our clinical trials and pre-commercialization activities of our rilonacept program, a $1.1 million decrease in operating lease liabilities due to monthly payments for our right-of-use assets, and a $5.8 million increase in prepaid expenses and other current assets due to increases in prepaid expenses to CROs related to our clinical trials.

During the nine months ended September 30, 2019, operating activities used $134.2 million of cash, primarily resulting from our net loss of $130.1 million, partially offset by non-cash charges of $14.9 million and net cash used by changes in our operating assets and liabilities of $19.0 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted of a $14.9 million decrease in accrued milestones, a $4.5 million decrease in accounts payable, a $0.9 million decrease in operating lease liabilities, and a $2.4 million increase in prepaid expenses and other current assets, partially offset by a $0.9 million increase in other long-term liabilities and a $2.7 million increase in accrued expenses. The decrease in accrued milestones resulted from the payment of outstanding milestones for which the expense was recognized in prior years. The decrease in accounts payable was primarily due to the timing of vendor invoicing and payments. The increase in prepaid expenses and other current assets was due to increases in prepaid insurance expenses and prepaid expenses to CROs related to our clinical trials. The decrease in operating lease liabilities is due to monthly payments for our right-of-use assets.

Investing Activities

During the nine months ended September 30, 2020 investing activities provided $92.1 million of cash, consisting of $252.3 million from proceeds of maturities of short-term investments, partially offset by $344.2 million of purchases of short-term investments and $0.2 million of purchases of property and equipment.

During the nine months ended September 30, 2019 investing activities provided $47.3 million of cash, consisting of $454.6 million from proceeds of maturities of short-term investments, partially offset by $406.1 million of purchases of short-term investments and $1.2 million of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $226.4 million, consisting of net proceeds of $220.7 million from our issuance and sale of Class A common shares in a follow-on public offerings, inclusive of the exercise of the underwriters’ over-allotment option to purchase additional Class A common shares, and concurrent issuance and sale of Class A1 common shares in a private placements, after deduction of underwriting discounts and commissions, placement agent fees and other offering costs and $5.7 million of proceeds primarily from the exercise of share options.

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

Funding Requirements

We expect to incur significant expenses in connection with our ongoing and planned activities as we advance our product candidates through preclinical and clinical development, seek regulatory approval and prepare for commercial operations. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. As a result, our related personnel costs will increase, including costs associated with share-based compensation. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates. For example, under the Regeneron Agreement, we are obligated to make payments to Regeneron of up to an aggregate of $27.5 million upon the achievement of specified regulatory milestones, including, a $7.5 million payment which may be met in the fourth quarter of 2020. Additionally, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur expenses as we:

●	conduct our current and planned clinical trials for rilonacept, mavrilimumab, vixarelimab and KPL-404, as applicable;
●	increase clinical and commercial manufacturing capabilities or make arrangements with additional third party manufacturers to successfully manufacture our product candidates;
●	develop and timely deliver clinical grade and commercial grade product formulations that can be used in our clinical trials and for commercial launch;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates, including rilonacept, for which we may obtain marketing approval and intend to commercialize on our own;
●	launch commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
●	make milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●	hire additional clinical, quality and research and development personnel;
●	expand our operational, financial and management systems and increase personnel globally to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio; and

●	in-license or acquire other product candidates and technologies or their related businesses, if we determine to do so.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2020, there were no material changes outside the ordinary course of our business to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the Annual Report. See Note 12 to our consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” of this Quarterly Report for a discussion of obligations and commitments.

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

During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	accrued research and development expenses; and
●	share-based compensation.

Emerging Growth Company Status

The Jumpstart Our Business Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies. Based on our closing share price and the market value of our voting and non-voting common shares held by non-affiliates as of September 30, 2020, we have determined that we will be a large accelerated filer and cease being an “emerging growth company” as of December 31, 2020 and cease being a

“smaller reporting company” as of January 1, 2021. After we cease being an emerging growth company and smaller reporting company, we will no longer be permitted to rely on exemptions from certain requirements that are applicable to public companies that are not emerging growth companies or smaller reporting companies.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2020, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Further, the COVID-19 pandemic has adversely impacted the U.S. economy and financial markets, and any prolonged impact may have an impact on market interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We are a biopharmaceutical company that has not generated any revenue from product sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Typically, it takes many years to develop one new product from the time it is discovered to when it is available for treating patients, and development may cease for a number of reasons. We have incurred operating losses in each year since our inception in 2015 and anticipate incurring losses for the foreseeable future. Our future success is dependent on our ability to develop, obtain regulatory approval for and successfully commercialize one or more of our product candidates. For example, while we announced positive data from our global, pivotal Phase 3 clinical trial with rilonacept for the treatment of recurrent pericarditis, named RHAPSODY, we have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial-scale drug, or conduct sales and marketing activities. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product.

We have incurred significant losses related to expenses for research and development and our ongoing operations. As of September 30, 2020, we had an accumulated deficit of $463.8 million. We expect to continue to incur losses for the foreseeable future, and anticipate these losses will increase substantially as a result of many factors, including:

●	establishing a sales, marketing and distribution infrastructure to commercialize products for which we may obtain marketing approval, including our lead program, rilonacept for approved indications in the United States;
●	our research and preclinical and clinical development of our product candidates, including our global Phase 2 clinical trial with mavrilimumab for the treatment of giant cell arteritis, or GCA, for which we announced that the trial met both the primary and secondary efficacy endpoints with statistical significance, our global placebo-controlled Phase 2 portion of our adaptive design Phase 2/3 clinical trial of mavrilimumab in severe coronavirus disease 2019, or COVID-19, pneumonia and hyperinflammation, for which we are enrolling and dosing patients, and our Phase 1 clinical trial in healthy volunteers for KPL-404, as well as our planned Phase 2b dose-ranging trial with vixarelimab in prurigo nodularis;
●	manufacturing our product candidates for clinical or commercial use, and increasing our manufacturing capabilities or adding additional manufacturers or suppliers;

●	seeking regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	initiating potential additional preclinical studies and clinical trials for our product candidates;
●	making milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●	seeking to identify, assess and study new or expanded indications for our product candidates, new or alternative dosing levels and frequency for our product candidates, or new or alternative administration of our product candidates, including method, mode or delivery device;
●	seeking to identify, assess, acquire or develop additional product candidates;
●	entering into licensing, acquisition, collaboration or other strategic transaction agreements;
●	seeking to maintain, protect and expand our intellectual property portfolio;
●	seeking to attract and retain skilled personnel;
●	creating additional infrastructure to support our operations as a public company, our product development and planned future commercialization efforts; and
●	experiencing delays or encountering issues with any of the above, including but not limited to the impact of the COVID-19 pandemic and measures taken in response to the COVID-19 pandemic, failed trials, complex results, safety issues, regulatory challenges that require longer follow-up of existing trials, additional major trials, or additional supportive trials in order to pursue marketing approval.

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

The development and commercialization of biopharmaceutical products is capital intensive. We are advancing our product candidates through research, preclinical and clinical development, including our global Phase 2 clinical trial for mavrilimumab for the treatment of GCA, for which we announced that the trial met both the primary and secondary efficacy endpoints with statistical significance, the global placebo-controlled Phase 2 portion of our adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation, for which we are enrolling and dosing patients, and our Phase 1 clinical trial with KPL-404 in healthy volunteers, as well as our planned Phase 2b dose-ranging trial with vixarelimab in prurigo nodularis.

We expect our expenses to increase in connection with our ongoing activities as we continue the research and development of our product candidates, establish and expand our sales, marketing and distribution capabilities, infrastructure and organization, or enter into agreements with third parties to conduct one or more of these commercialization activities. We announced positive data from our global, pivotal Phase 3 clinical trial, RHAPSODY, of rilonacept in recurrent pericarditis. Upon approval from the FDA, if any, of an sBLA submission for the commercial marketing of rilonacept in the United States for recurrent pericarditis, we will assume the sales and distribution of rilonacept for the approved indications in the United States and would evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits. We expect to incur significant additional commercialization expenses leading up to and after marketing approval for rilonacept or any of our other product candidates related to manufacturing, product sales, marketing and distribution. As our product candidates progress through development and towards commercialization, we will need to make milestone payments and, if successful, eventually make profit-split or royalty payments to the licensors and other third parties from whom we have acquired our product candidates. Furthermore, we expect to continue to incur costs associated with operating as a public company, including with respect to increased compliance and disclosure obligations of becoming a large accelerated filer at the end of the year and no longer being an emerging growth company at year end or a smaller reporting company in 2021.

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

The development process for our product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, including delays in commercialization of rilonacept or any of our other product candidates, and we may need to seek additional funds sooner than expected, through public or private securities offerings, debt financings or other sources, including government funding or grants. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

●	our ability to successfully commercialize any of our product candidates, including the cost and timing of establishing and expanding our sales, marketing and distribution capabilities, infrastructure and organization or entering into agreements with third parties to conduct one or more of these activities for any of our product candidates, if approved or in anticipation of such approval, including preparations for the potential commercial launch of rilonacept in recurrent pericarditis;
●	the costs and timing of payments for producing product candidates to support clinical trials as well as the potential commercial launch of our product candidates such as rilonacept, reserving manufacturing slots, or transferring manufacturing technology to third-party manufacturers;
●	the results from, and the time and cost necessary for development of our product candidates, including for our global Phase 2 clinical trial for mavrilimumab in GCA, and our global placebo-controlled Phase 2 portion of our adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation, and our Phase 1 clinical trial in healthy volunteers for KPL-404 as well as our planned Phase 2b dose-ranging trial of vixarelimab in prurigo nodularis;
●	the costs and timing of establishing and maintaining clinical trial sites for the development of our product candidates, both in the United States and in jurisdictions outside of the United States, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic;
●	the number, size and type of preclinical activities and any additional clinical trials;
●	the costs, timing and outcomes of seeking and potentially obtaining approvals from the FDA or comparable regulatory authorities outside of the United States, including the potential for the FDA or such comparable regulatory authorities to require that we conduct more studies than we currently plan to conduct and the costs of post-marketing studies or risk evaluation and mitigation strategies, or REMS, that could be required by regulatory authorities;

●	the timing and amount of milestone and other payments we must make under our agreements with Regeneron, MedImmune, Limited, or MedImmune, Biogen MA Inc., or Biogen, and the other third parties from whom we have acquired or in-licensed our product candidates or from whom we may in the future acquire or in-license product candidates;
●	the amount of sales revenues from our product candidates, if approved, including the sales price and the availability of coverage and adequate third-party reimbursement;
●	competitive and potentially competitive products and technologies and patients’ and physicians’ receptivity to our product candidates and the technology underlying them in light of competitive products and technologies;
●	the cash requirements of any future in-license, acquisition, development or discovery of additional product candidates, including in connection with any licensing, acquisition, collaboration or other strategic transaction agreements;
●	the cash requirements for seeking to identify, assess and study new or expanded indications for our product candidates, new or alternative dosing levels or frequency for our product candidates, or new or alternative administration of our product candidates, including method, mode or delivery device;
●	the time and cost necessary to respond to technological and market developments;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	any product liability or other lawsuits related to our product candidates or any related activities;
●	the costs associated with being a public company, including as a result of becoming a large accelerated filer as of December 31, 2020 and no longer being an emerging growth company at that time or a smaller reporting company as of January 1, 2021;
●	our need and ability to hire and retain skilled personnel; and
●	the receptivity of the capital markets to financings by biopharmaceutical companies generally and companies with product candidates and technologies such as ours specifically.

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

Risks Related to Product Development

We depend heavily on the success of one or more of our product candidates, which are in various stages of clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be significantly harmed.

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

Although rilonacept is approved and marketed for human use for the treatment of CAPS in the United States by Regeneron, we are studying rilonacept for the treatment of a different indication called recurrent pericarditis, for which we announced that our global, pivotal Phase 3 clinical trial, RHAPSODY, met statistical significance on its primary and all major secondary efficacy endpoints, showing that rilonacept improved clinically meaningful outcomes associated with unmet medical need in recurrent pericarditis. Mavrilimumab has been through Phase 2 clinical trials conducted by MedImmune for the treatment of rheumatoid arthritis, or RA, but our global Phase 2 clinical trial with mavrilimumab is for the treatment of GCA, for which we announced that the trial met both the primary and secondary efficacy endpoints with statistical significance. Further, we are enrolling and dosing patients in the global placebo-controlled Phase 2 portion of our adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation. We have been studying vixarelimab in prurigo nodularis, for which we released top-line data from our Phase 2a clinical trial, and are planning a Phase 2b dose-ranging trial of vixarelimab in prurigo nodularis. In addition, KPL-404 has progressed into a Phase 1 clinical trial in healthy volunteers. Our future preclinical product candidates would need to progress through toxicology studies and other requirements to enable an Investigational New Drug application, or IND, prior to clinical development.

We cannot be certain that any of our product candidates will be successful in clinical trials. Further, rilonacept or any of our other product candidates may not receive regulatory approval even if we complete a successful pivotal clinical trial. We may also determine that the potential product and commercial profile of any of our product candidates would not ultimately be commercially successful and could therefore elect not to continue its development. If we do not receive regulatory approvals for one or more of our product candidates, we may not be able to continue our operations.

Each of our product candidates require additional preclinical or clinical development, regulatory approval in one or more jurisdictions, manufacturing capacity and expertise, successful manufacture of clinical supply, building an organization to support commercialization, substantial investment and significant marketing efforts before we will be able to generate any revenue from product sales. The success of our product candidates or potential future product candidates depends upon several factors, including the following:

●	submission to and acceptance by the FDA of INDs and of clinical trial applications to governmental authorities outside of the United States for our product candidates to commence planned clinical trials or future clinical trials;
●	successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, conducted, where applicable, under the FDA’s Good Laboratory Practice, or GLP, regulations;
●	successful site activation for, enrollment in, and completion of clinical trials, the design and implementation of which are agreed to by the applicable regulatory authorities, and the ability of our contract research organizations, or CROs, to successfully conduct such trials within our planned budget and timing parameters and without materially adversely impacting our trials;
●	successful data from our clinical programs that support an acceptable risk-benefit profile of our product candidates for the targeted indications in the intended populations to the satisfaction of the applicable regulatory authorities;
●	timely receipt, if at all, of regulatory approvals from applicable regulatory authorities and maintenance of any such approvals;
●	as applicable, pediatric study plans acceptable to the FDA and comparable regulatory authorities outside of the United States, and follow through of any pediatric study commitments, including development of pediatric formulations where indicated;
●	establishment and maintenance of arrangements with third-party manufacturers, as applicable, for continued clinical supply and commercial manufacturing;
●	successful development of our manufacturing processes and transfer to third-party facilities to support future development activities and commercialization that are operated by contract manufacturing organizations, or CMOs, in a manner compliant with all regulatory requirements;
●	successful manufacture of sufficient supplies of our product candidates within approved specifications for purity and efficacy from our facility and from our CMOs or other sole-source manufacturers in order to meet clinical or commercial demand, as applicable;
●	establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●	successful commercial launch of our product candidates, if and when approved;
●	acceptance of our products, if and when approved, by patients, patient-advocates, the medical community and third-party payors;
●	effective competition with other therapies;
●	establishment and maintenance of adequate healthcare coverage and reimbursement;

●	enforcement and defense of intellectual property rights and claims;
●	continued compliance with any post-marketing requirements imposed by regulatory authorities, including any required post-marketing clinical trial commitments or REMS; and
●	maintenance of a continued acceptable safety profile of our product candidates following approval.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to outcome. We are conducting a global Phase 2 clinical trial with mavrilimumab for the treatment of GCA for which we announced that the trial met both the primary and secondary efficacy endpoints with statistical significance, the global placebo-controlled Phase 2 portion of our adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation, for which we are enrolling and dosing patients, and a Phase 1 clinical trial with KPL-404 in healthy volunteers. Further, we conducted a Phase 2a clinical trial with vixarelimab in prurigo nodularis for which we announced top-line data, and plan to initiate a Phase 2b dose-ranging trial with vixarelimab in prurigo nodularis. We cannot guarantee that any of our current or potential future clinical trials will be conducted as planned or completed on schedule, if at all, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic.

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

A failure of one or more of our current or future clinical trials can occur at any stage of testing, and our clinical trials may not be successful. We have and may continue to experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, be allowed by regulatory authorities, need to be redesigned, or if we can activate sites or enroll patients on time, or if they will be completed on schedule, if at all. Events that may prevent commencement or successful completion of clinical development of our product candidates as planned, if at all, include but are not limited to:

●	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of human clinical trials;
●	delays or failure in reaching a consensus with regulatory agencies on trial design or implementation;
●	delays or failure in establishing the appropriate dosage levels or frequency of dosing or treatment period in clinical trials;
●	delays or failure in reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
●	difficulties in obtaining required IRB approval at each clinical trial site;
●	delays or failure in obtaining regulatory approval to commence a trial, or imposition of a clinical hold by regulatory authorities, after review of an IND or IND amendment, or equivalent application or amendment, or an inspection of our clinical trial operations or study sites;
●	challenges in recruiting and enrolling suitable patients or a sufficient number thereof to participate in our clinical trials;
●	amendments to clinical trial protocols impacting study criteria, endpoints or design, including amendments that either we initiate or are requested by regulatory authorities;
●	difficulty collaborating with patient groups and investigators;

●	failure by our CROs, medical institutions, other third parties we contract with in connection with our clinical trials, or us to adhere to clinical trial requirements or to perform their obligations in a timely or compliant manner;
●	failure to perform in accordance with the FDA’s good clinical practices requirements, or GCPs, or applicable comparable regulatory guidelines in other countries;
●	patients not completing participation in a clinical trial or returning for post-treatment follow-up, in either case including as a result of trial demands on participants as a result of the COVID-19 pandemic and measures taken in response to the pandemic or otherwise, among other things;
●	clinical trial sites or patients withdrawing from a clinical trial, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic or otherwise, among other things;
●	participating patients experiencing serious adverse events or undesirable side effects or being exposed to unacceptable health risks;
●	participating patients failing to experience confirmed pre-specified events during the clinical trial within an expected time-frame, if at all;
●	safety issues, including occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	difficulty in identifying the patient populations that we are trying to enroll in a particular trial, which may delay enrollment and reduce the power of a clinical trial to detect statistically significant results;
●	changes in regulatory requirements, policies and guidance that require amending or submitting new clinical protocols;
●	the cost of clinical trials of our product candidates being greater than we anticipate;
●	clinical trials of our product candidates producing negative, inconclusive or uncompetitive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or modify or cease development programs for our product candidates;
●	suspensions or terminations of our clinical trials by us or the IRBs of the institutions in which our clinical trials are being conducted, the Data Safety Monitoring Board for such trials or the FDA or comparable regulatory authorities;
●	failure of manufacturers, or us, to produce phase-appropriate supplies of our product candidates for use in our clinical trials in accordance with current good manufacturing practices, or cGMP, requirements and regulations or applicable comparable regulatory guidelines in other countries;
●	delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; and
●	disruptions to our business operations, including our manufacturing operations, and the business operations of our third-party manufacturers, CROs upon whom we rely to conduct our clinical trials, or other third parties with whom we conduct business or otherwise engage, as well as disruptions in travel into and within the countries in which we conduct our clinical trials, our manufacturers produce our product candidates or we otherwise conduct business or engage with other third parties, now or in the future as a result of the impact of the COVID-19 pandemic.

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

If we experience significant delays in the commencement or completion of any clinical trial of our product candidates or any clinical trial of our product candidates is terminated, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from our product candidates, if any, will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down the development and approval process of our product candidates and jeopardize our ability to commence product sales and generate revenue, if any. Clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and could impair our ability to commercialize our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or us deciding to modify or cease development of our product candidates.

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

The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact our current or planned preclinical studies and clinical trials, which could be significant. If the COVID-19 pandemic and measures undertaken in response to the pandemic are prolonged, or the easing of any of such measures has adverse consequences, we may experience significant disruptions that could severely impact our preclinical studies and clinical trials, including by:

●	impeding, delaying, limiting or preventing the production, delivery or release of our product candidates to our clinical trial sites or patients, including due to interruptions in the supply of raw materials or global shipping that may affect the transport of our product candidates or clinical trial materials, or the reprioritization by third parties or the U.S. government for any products or potential products related to the treatment or prevention of COVID-19;

●	impeding, delaying, limiting or preventing the production, delivery or release of the potential commercial supply of rilonacept, including due to disruptions at Regeneron’s manufacturing facilities that produce rilonacept, staffing shortages or reprioritizations, production slowdowns or stoppages or interruptions in global shipping;
●	impeding, delaying, limiting or preventing clinical trial investigators, other critical staff, or patients from traveling to our clinical trial sites or visiting nurses traveling to patients;
●	impeding, delaying, limiting or preventing key clinical trial activities, including clinical trial site monitoring, patient dosing, study procedures (such as biopsies, which may be deemed non-essential), collection of clinical data and samples as well as cleaning and verification of clinical data, which could affect the integrity of clinical trial data;
●	diverting healthcare resources away from the conduct of clinical trials or a reprioritizing of the focus of such resources on clinical trials for product candidates with the potential for treatment or prevention of COVID-19 related conditions;
●	impeding, delaying, limiting or preventing clinical trial site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, and enrollment or retention of patients in our clinical trials;
●	increasing the risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	interrupting or delaying preclinical studies due to restricted or limited operations at our research and development laboratory facility;
●	causing interruptions or delays at the FDA, or other regulatory authorities, which could result in delays in review and approval of our submissions and applications, including INDs, clinical trial protocols and BLAs for our product candidates;
●	resulting in the refusal of the FDA to accept data from clinical trials in affected geographies;
●	prompting changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or cause us to pause or discontinue one or more of our current or planned clinical trials altogether;
●	delaying necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
●	limiting employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire or requirement of employees to avoid contact with large groups of people.

Any one of the foregoing could significantly impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates. For example, the large number of competitive studies for the treatment of conditions associated with COVID-19 and the evolving standard of care with overall improvement in the quality of care for patients diagnosed with COVID-19 are having an impact on the number of eligible patients for our the global placebo-controlled Phase 2 portion of our adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation. While we continuously look to identify business-critical activities and to develop contingencies and mitigation strategies for those activities to potentially minimize the impact of the COVID-19 pandemic on our business and operations, there can be no assurance that we will be able to identify all such activities or that any identified contingencies and mitigation strategies will be effective. If the clinical development of our product candidates is significantly impeded, delayed, limited or is prevented, it could ultimately lead to the delay or denial of regulatory approval of our product candidates which would materially adversely affect our business and operations, including our ability to generate revenue.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit a sufficient number of patients to participate in testing our product candidates, including for the treatment of conditions associated with COVID-19, particularly given that many of the conditions for which we are evaluating our current product candidates or may evaluate them in the future are in small disease populations. In addition, the eligibility criteria of our clinical trials will further limit the pool of available trial participants, as we will require patients to have specific characteristics that we can evaluate based on the primary and secondary endpoints of the study. Further, our product candidates modulate the immune system and carry risks associated with immunosuppression, including the risk of serious infections and other potential serious health risks.

Our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may further reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, the large number of competitive studies for the treatment of conditions associated with COVID-19 and the evolving standard of care with overall improvement in the quality of care for patients diagnosed with COVID-19 are having an impact on the number of eligible patients for our global placebo-controlled Phase 2 portion of our adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which would reduce the number of patients who are available for our clinical trials at such clinical trial site.

In addition, disruptions to our business operations and the business operations of our CROs or other third parties with whom we conduct business, as well as disruptions in travel into and within the countries in which we conduct our clinical trials, now or in the future, as a result of the impact of the COVID-19 pandemic, may delay or prevent patient enrollment. For example, our CRO for the Phase 1 clinical trial of KPL-404 notified us that, after a temporary pause due to the impact of the COVID-19 pandemic, they resumed certain clinical trial activities, but we also engaged an additional CRO to conduct additional portions of the trial at another clinical trial site.

Accordingly if we encounter these or other difficulties in enrollment we may experience delays or be prevented from completing our clinical trials. Patient enrollment depends on many factors, including:

●	the size and nature of the patient population;
●	the severity of the disease being studied;
●	patient referral practices of physicians;
●	patient eligibility criteria for the clinical trial and evolving standards of care;
●	the proximity of patients to clinical sites;
●	the complexity of the design and nature of the clinical protocol and trial;

●	the availability and nature of competing clinical trials;
●	the availability of standard of care or new drugs approved for the indication the clinical trial is investigating;
●	failure to obtain and maintain or timely amend patient consents;
●	our ability to recruit clinical trial investigators with applicable competencies and experience;
●	the risk that patients enrolled in clinical trials will withdraw from the trials before completion of their treatment or follow-up period (in either case including as a result of trial demands on participants among other things);
●	clinicians’ and patients’ perceptions as to the safety and potential advantages of the product candidate being studied in relation to other available therapies; and
●	the occurrence of adverse events, or AEs, or undesirable side effects attributable to our product candidates.

The process of finding and enrolling patients may prove costly, especially since we are looking to identify a subset of the patients eligible for our studies from a relatively small patient population for many of the diseases we are studying, including for the treatment of conditions associated with COVID-19. If patients are unable or unwilling to participate in our clinical trials for any reason, or we experience difficulties in patient enrollment for any other reasons, such as due to the COVID-19 pandemic, our costs and the timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be significantly delayed or prevented, the commercial prospects of our product candidates may be harmed, and our ability to commence product sales and generate product revenue from any of these product candidates could be delayed or prevented. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

In our repeated-single-dose Phase 1b clinical trial of vixarelimab, there were no serious AEs, however, there were more atopic dermatitis flares in the vixarelimab-treated population versus placebo (47.6% versus 4.5%) through the 12-week treatment period; all subjects who experienced a flare were successfully managed with topical corticosteroids.

In addition, the development of any of our product candidates in other potential indications could increase the possibility of identification of adverse safety results that impact our development of such product candidates. For example, the development of mavrilimumab in other potential indications, such as COVID-19 pneumonia and hyperinflammation, could increase the possibility of identification of adverse safety results that impact our development of mavrilimumab for GCA or any other indication.

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

Positive results from our preclinical studies and any positive results we may obtain from our earlier clinical trials of our product candidates, or from the clinical trials conducted by third parties, including investigator-initiated studies or the companies from whom we in-licensed or acquired or may in the future in-license or acquire our product candidates, may not be predictive of the results from any required later preclinical studies and clinical trials. Similarly, the positive results from the preclinical studies and earlier clinical trials or investigator initiated studies of our product candidates may not be replicated in our subsequent preclinical studies and clinical trial or investigator initiated study results. The mechanisms of action of our product candidates may not prove to be safe or effective to treat the diseases we are studying. Further, the safety and efficacy of our product candidates have not been determined for the indications in which we are developing them, and we cannot provide any assurance that their development will be successful. For example, although rilonacept is FDA approved for the treatment of CAPS, and we announced that our global, pivotal Phase 3 clinical trial, RHAPSODY, with rilonacept in recurrent pericarditis met statistical significance on its primary and all major secondary efficacy endpoints, and mavrilimumab has been studied in Phase 2 clinical trials for the treatment of RA by MedImmune, and we announced that our global Phase 2 clinical trial for the treatment of GCA met achieved statistical significance on both its primary and secondary efficacy endpoints, their safety and efficacy have not been determined in the indications we are pursuing, and each may fail to receive regulatory approval for those indications.

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

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other trials, including with respect to approval for the commercial marketing of rilonacept in the United States for recurrent pericarditis.

We announced positive data from our global, pivotal Phase 3 clinical trial, RHAPSODY, of rilonacept in recurrent pericarditis. Upon approval from the FDA, if any, of an sBLA submission for the commercial marketing of rilonacept in the United States for recurrent pericarditis, we will assume the sales and distribution of rilonacept for the approved indications in the United States. We must continue to coordinate numerous activities with Regeneron in order for us to take over certain responsibilities and obligations with respect to owning Regeneron’s BLA for CAPS. The activities related to ensuring our readiness to take over such responsibilities and obligations with respect to owning the BLA are complex and resource intensive, and we may not have anticipated all such activities to be coordinated or responsibilities and obligations to be assumed. Further, if Regeneron or we do not perform in accordance with our expectations, or we are not ready to assume the responsibilities and obligations on a timely basis, or either we or Regeneron have critical or major observations during the FDA’s anticipated pre-approval inspection, or PAI, with respect to our and Regeneron’s ability to manufacture rilonacept to the requisite level of quality standards and controls could delay FDA approval or our commercialization of rilonacept, and our ability to generate revenue from rilonacept could be materially impaired. In addition, we could have critical or major observations during the FDA’s anticipated

Bioresearch Monitoring program, or BIMO, inspection as to the quality and integrity of the clinical trial conduct and of data submitted to the FDA under an sBLA for rilonacept, or if either inspection is delayed, any of which could delay FDA approval or our commercialization of rilonacept, and our ability to generate revenue from rilonacept could be materially impaired. Approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval or we may fail or cease to advance their development for many reasons, including the following:

●	the FDA or comparable regulatory authorities in other jurisdictions may disagree with the number, design or implementation of our clinical trials to support further development or approval;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities in other jurisdictions that a product candidate is safe and effective for its proposed indication;
●	the FDA or comparable regulatory authorities in other jurisdictions could require us to collect additional data or conduct additional clinical trials; for example, based on FDA feedback, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to demonstrate the effectiveness and safety of mavrilimumab at the 26 weeks of dosing stipulated in our global Phase 2 clinical trial, and eventually demonstrate the safety and effectiveness of mavrilimumab beyond 26 weeks, as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities in other jurisdictions that we or our CMOs can manufacture clinical trial material that is deemed to be comparable to the material used in previous clinical trials of our product candidates;
●	the results of clinical trials may produce negative, inconclusive or uncompetitive results, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or to modify or cease development programs for our product candidates;
●	the results of clinical trials may not meet the primary or secondary endpoints of the applicable study or the level of statistical significance required by the FDA or comparable regulatory authorities in other jurisdictions;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable regulatory authorities in other jurisdictions may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the FDA or comparable regulatory authorities in other jurisdictions may disagree that we have provided sufficient safety data or adequately demonstrated clinical benefit in a patient population or subpopulation studied in the clinical trial;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, sBLA or other submission or to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable regulatory authorities in other jurisdictions could require us to conduct additional clinical trials to compare our product candidates to other therapies for the treatment of the same indication;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or we may fail to recruit suitable patients to participate in a trial;

●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	the FDA or comparable regulatory authorities in other jurisdictions may not believe that we have sufficiently demonstrated our ability to manufacture the products to the requisite level of quality standards, or they may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA or comparable regulatory authorities in other jurisdictions may not believe that their on-site inspections and data audits have sufficiently demonstrated the quality and integrity of the clinical trial conduct and of data submitted to the FDA or comparable regulatory authorities in other jurisdictions in support of our new product approvals and marketing applications;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
●	our product candidates may have undesirable side effects, toxicities or other unexpected characteristics, causing us or our investigators, regulators or IRBs to reject, suspend or terminate the clinical trials; and
●	the approval policies or regulations of the FDA or comparable regulatory authorities in other jurisdictions may significantly change in a manner rendering our clinical data, biologic manufacturing process and other supporting information insufficient for approval.

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

For example, although rilonacept was approved as a biological product under a BLA for the treatment of CAPS in February 2008, and we believe it qualified for the 12-year period of exclusivity against any biosimilars, such 12-year period of exclusivity has lapsed. We announced positive data from our global, pivotal Phase 3 clinical trial, RHAPSODY, of rilonacept in recurrent pericarditis. Upon approval from the FDA, if any, of a sBLA submission for the commercial marketing of rilonacept in the United States for recurrent pericarditis, we will assume the sales and distribution of rilonacept for the approved indications in the United States. However, the 12-year exclusivity period does not attach to the approval of an sBLA, potentially creating the opportunity for biosimilar competition, subject to any orphan drug exclusivity under the U.S. Orphan Drug Act (see “Risks Related to Marketing Approval and Regulatory Matters - We received orphan drug designation in the United States for rilonacept for the treatment of pericarditis and for mavrilimumab for the treatment of GCA and may seek orphan drug designation for some of our other product candidates in the United States, as well as for any of our product candidates in the EU, and we may be unsuccessful, or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for any product candidate for which we obtain orphan drug designation”). If we obtain FDA approval for any of our other biological product candidates, we expect any such product candidates to qualify for the 12-year period of exclusivity under the BPCIA. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider any such approved product candidates, to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated.

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

We received orphan drug designation in the United States for rilonacept for the treatment of pericarditis and for mavrilimumab for the treatment of GCA and may seek orphan drug designation for some of our other product candidates in the United States, as well as for any of our product candidates in the EU, and we may be unsuccessful, or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for any product candidate for which we obtain orphan drug designation.

We received orphan drug designations in the United States for rilonacept for the treatment of pericarditis, which includes recurrent pericarditis and for mavrilimumab for the treatment of GCA, and we may seek orphan drug designation for certain of our other product candidates in the United States as well as for any of our product candidates in the EU. We may be unsuccessful in obtaining such designation for any of our other product candidates or unable to maintain the associated benefits for rilonacept or mavrilimumab or any of our other product candidates that are granted orphan drug designation, if any. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics intended to treat relatively small patient populations as orphan drug products. Under the U.S. Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United

States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

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

Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we received orphan drug designations in the United States for rilonacept for the treatment of pericarditis and for mavrilimumab for the treatment of GCA, and we may seek orphan drug designation for certain of our product candidates, we may never receive such designation for such other product candidates. Even though we received such designation for rilonacept and mavrilimumab and may receive such designation for any of our other product candidates, there is no guarantee that we will enjoy the benefits of such designations.

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

Conducting pivotal clinical trials and preparing, and obtaining marketing approval for, a product candidate is a complicated process. Although members of our management team have participated in our global, pivotal Phase 3 clinical trial, RHAPSODY, for rilonacept in recurrent pericarditis and members of our management team have obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have not obtained marketing approvals for any of our product candidates. As a result, such activities may require more time than we anticipate. Failure to successfully complete, or delays in, any of our eventual other pivotal trials or related regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval for, or clearance of, our product candidates. It is possible that the FDA or other government agencies may refuse to accept for substantive review any regulatory submissions that we submit for rilonacept or any of our other product candidates or may conclude after review of our applications for rilonacept or any of our other product candidates that the submissions are insufficient to obtain marketing approval or clearance of rilonacept or any of our other product candidates. For example, we announced positive data from our global, pivotal Phase 3 clinical trial, RHAPSODY, of rilonacept in recurrent pericarditis. If the FDA or other government agencies do not accept our applications or issue marketing authorizations for rilonacept or any of our other our product candidates, they may require that we conduct additional clinical, preclinical or manufacturing validation trials and submit that data before they will reconsider our applications. Depending on the extent of these or any other required trials, approval or receipt of any marketing authorization may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials, if performed and completed, may not be considered sufficient by the FDA or other government agencies to approve or grant marketing authorizations. Any delay in obtaining, or an inability to obtain, marketing approvals would delay or prevent us from commercializing rilonacept or any of our other product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to modify or cease our development efforts for one or more of our product candidates, which could significantly harm our business.

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

We do not currently own or operate any late-stage manufacturing facilities. Although we have built a development and manufacturing facility to produce drug substance to support certain research, preclinical and other clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain of our early-stage product candidates for the majority of our clinical development efforts, as well as for the potential commercial manufacture of our product candidates, if approved, as well as label and packaging activities. We rely on these third parties to produce our product candidates at sufficient quality and quantity to support our development and commercialization efforts. Our reliance increases the risk that we will have insufficient quantities of our product candidates or that our product candidates are not produced at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

For example, Regeneron is the sole manufacturer of rilonacept and we have a contract with Regeneron to produce rilonacept on an exclusive basis for a period of time. Regeneron, in turn, relies upon a third party CMO to conduct fill/finish operations for rilonacept. Under certain circumstances, we or Regeneron could initiate a technology transfer to either us or another CMO to manufacture rilonacept. Finding new CMOs or third-party suppliers to produce rilonacept would add additional cost and require significant time and focus of our management team. The CMO would need to produce rilonacept at a different manufacturing site and potentially using a different process or at a different scale. We cannot provide any assurance that the technology transfer from Regeneron to us or another CMO will be successful in producing rilonacept in sufficient quantities or of acceptable quality, if at all, or that it will produce a comparable product to the satisfaction of the FDA or other comparable regulatory authorities, which could delay, prevent or impair the development or commercialization of rilonacept. In addition, there is typically a transition period when a new CMO commences work. Any significant delay or interruption in the supply of rilonacept could considerably impact our ability to meet the clinical trial or commercial demand for the product and our ability to generate revenue from rilonacept could be materially impaired.

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

As a result of the COVID-19 pandemic, existing and any new third party CMOs or suppliers may be unable to produce or supply our product candidates or the raw materials needed to produce or supply our product candidates or may experience delays, restrictions or limitations in the production, delivery or release of the supply of our product candidates or the raw materials needed to produce our product candidates, including due to disruptions at the respective facilities that produce our product candidates or the raw materials needed to produce our product candidates, staffing shortages or reprioritizations, production slowdowns, stoppages or reprioritizations, including as a result of reprioritization by third parties or the U.S. government for any products or potential products related to the treatment or prevention of COVID-19, or interruptions in global shipping. In addition, there is typically a transition period when a new CMO commences work. Finding new CMOs or third-party suppliers involves additional cost and requires our management’s time and focus. Any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

If we make manufacturing or formulation changes to our product candidates or change manufacturers or manufacturing processes, we may be unsuccessful in producing products comparable to those used in prior clinical trials. Therefore, we may need to conduct additional process development or additional clinical trials to bridge our prior clinical results to those resulting from the new manufacturing process, which could impact the timing and subsequent success of our planned clinical trials. In addition, as we plan to produce clinical trial and potential commercial material at a CMO, the CMO may be required to adopt different manufacturing protocols or processes. For example, although Regeneron has produced rilonacept for commercial use for over ten years, the FDA or other applicable regulatory authorities in other jurisdictions may reevaluate rilonacept’s current manufacturing processes or route of administration in connection with evaluating whether to approve rilonacept for a new indication, such as recurrent pericarditis.

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

The manufacture of our product candidates is highly regulated, complex and difficult, requiring a multi-step and controlled process, and even minor problems or deviations could result in the product candidates being out-of-spec, failed batches or other failures, such as defective products or manufacturing failures. We have limited experience overseeing the manufacturing processes of mavrilimumab, vixarelimab, and KPL-404 and no experience overseeing the manufacturing process of rilonacept. Due to the highly technical requirements of manufacturing our product candidates and the strict quality and control specifications, we and our third-party providers may be unable to manufacture or supply our product candidates despite our and their efforts. Failure to produce sufficient quantities of our product candidates could delay their development, result in supply shortages for our patients, result in lost revenue, if any, and diminish our potential profitability, which may lead to lawsuits or could delay the introduction of our product candidates to the market.

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

Any adverse developments affecting the operations of our third-party providers, such as any impact due to the COVID-19 pandemic including shortages or reprioritizations of raw materials, including reprioritization by third parties or the U.S. government for any products or potential products related to the treatment or prevention of COVID-19, could result in a shortage of clinical products or impose commercial product requirements, cause withdrawal of our product candidates or any approved products, shipment delays, lot failures or recalls. We may also have to write off inventory and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such manufacturing issues could increase our cost of goods, cause us to lose potential revenue, reduce our potential profitability or damage our reputation.

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

We rely, and expect to continue to rely, on third parties, including independent investigators and CROs, to activate sites, conduct and otherwise support our research activities, preclinical studies, clinical trials and other trials for our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business could be substantially harmed.

We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to activate sites, conduct or otherwise support our GLP-compliant preclinical studies and GCP-compliant clinical trials for our product candidates properly and on time. We also rely on third parties to conduct other research related to our product candidates. We expect to rely heavily on these parties for such site activation, execution of and otherwise supporting clinical trials for our product candidates. While we have agreements governing their activities, we control only certain aspects of these parties’ activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP-compliant preclinical studies and our GCP-compliant clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GLP-compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not and will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies or clinical trials, we could be subject to warning letters or enforcement actions that may include civil penalties and criminal prosecution.

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

Although we have and intend to continue to design the clinical trials for our product candidates, CROs will activate sites and conduct and oversee all of the clinical trials together with the various clinical trial sites that we engage to conduct the studies. As a result, many important aspects of our development programs for our product candidates, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to activate sites and conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

These factors may materially adversely affect the willingness or ability of third parties to activate sites and conduct and oversee our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs, their subcontractors or the clinical trial sites do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, their subcontractors or the clinical trial sites, we could be required to repeat, extend the duration of or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

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

If any of our relationships with these third-party CROs are suspended or terminate, we may not be able to enter into arrangements with alternative third-party service providers at all or on commercially reasonable terms. If CROs, their subcontractors or the clinical trial sites do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs, subcontractors or clinical trial sites are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

While we are not aware of any therapies currently approved or actively continuing clinical trials in recurrent pericarditis, there is one product that modulates the signaling of IL-1α and IL-1β, anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, and one product that modulates the signaling of IL-1β, canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation. There are other therapies which modulates IL-1α in preclinical and clinical development for diseases other than recurrent pericarditis from Johnson & Johnson and XBIOTECH USA, INC. We expect mavrilimumab, if approved for the treatment of GCA, to experience competitive pressure from tocilizumab (ACTEMRA), marketed by Genentech USA, Inc., which was approved in 2017 for use in GCA as an adjunct to steroid taper. Additional competition may be experienced from Eli Lilly and Company and AbbVie Inc., which are conducting clinical trials for oral janus kinase inhibitors, Sanofi S.A. and Regeneron, which are recruiting a Phase 3 clinical trial with their anti-IL-6 program, Novartis International AG, which is recruiting a trial with its IL-17 antagonist secukinumab (Cosentyx) and Janssen Biotech, Inc., which is testing ustekinumab (STELARA) in two small studies for GCA. There are multiple other programs targeting GM-CSF antagonism not currently pursuing GCA in clinical trials that could decide in the future to engage in development of therapies for GCA, including GlaxoSmithKline plc, Izana Bioscience, Roivant Sciences Ltd., I-Mab Biopharma Co., Ltd., and Humanigen, Inc. We are also pursuing mavrilimumab development for the treatment of COVID-19 pneumonia and hyperinflammation. There are currently hundreds of active, industry sponsored clinical trials testing many different mechanisms of action for the treatment of COVID-19 related therapeutic areas in addition to the many clinical trials testing vaccines for the prevention of COVID-19. Multiple therapies are in development for prurigo nodularis, and any that receive FDA approval for this indication will be likely competitors to vixarelimab. These products include nemolizumab, dupilumab and nalbuphine ER. There are multiple agents targeting antagonism of the CD40/CD40L interaction across a variety of clinical uses including, Novartis International AG, Biogen Inc., or Biogen, and UCB, Inc., C.H. Boehringer Sohn AG & Ko. KG and AbbVie Inc., Annelixis Therapeutics LLC, ImmuNext Inc. and Sanofi S.A., Viela Bio and Astellas Pharma Inc. Further, the results of clinical trials for our product candidates may produce negative, inconclusive or uncompetitive results compared to those produced by any of these or other companies in the indications we are studying, which may result in us deciding, or regulators requiring us, to conduct additional clinical trials or modify or cease development programs for our product candidates.

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

Any current or future collaborations, licenses or other strategic transactions or arrangements that we enter into may not be successful. The success of these potential collaboration, license arrangements and other strategic transactions or arrangements may depend heavily on the efforts and activities of our collaborators, sublicensees or other strategic parties. For example, in December 2019, we entered into a clinical collaboration with Kite to initiate a Phase 2 clinical trial evaluating the combination of Yescarta (axicabtagene ciloleucel) and mavrilimumab in relapsed or refractory large B-Cell lymphoma. Kite was to be the sponsor of this study and responsible for its conduct, but Kite later informed us that our clinical collaboration is discontinued due to a portfolio strategy review that impacted our trial as it had not started recruiting. Collaborations, licenses or other strategic transactions or arrangements are subject to numerous risks, which may include risks that the collaborator, licensee or other strategic party, as applicable:

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

We are highly dependent on the research and development, clinical, commercial and business development expertise of members of our executive and senior management teams, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers and certain members of senior management, each of them or we may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel is also critical to our success. The failure to recruit, or the loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Our Chief Financial Officer, departed the Company in March 2020, and we may not seek to find a replacement or may experience difficulties or delays in identifying a qualified replacement if we do seek to do so. These or other changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition, our business may be adversely affected. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in-licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product candidate. For example, the patents covering rilonacept as a composition of matter have a term that expired in 2019 in the United States, not including patent term adjustment (an adjustment to the term of the U.S. patent to compensate the patentee for delays caused by the USPTO during the examination process), and that expires in 2023 in Europe, not including any patent term extensions, and the patents covering mavrilimumab as a composition of matter have a term that expires in 2027 in the United States, not including any patent term adjustments or extensions, and in 2027 in Europe, not including any patent term extensions. As a result, our owned and in-licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, we expect to rely on regulatory exclusivity for our product candidates, such as orphan drug exclusivity, which generally grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe. While, we obtained orphan drug designations from the FDA for rilonacept for the treatment of pericarditis, which includes the treatment of recurrent pericarditis, and for mavrilimumab for the treatment of GCA, we may pursue orphan drug designation for our other product candidates in the United States and we may not be successful in obtaining such designation, or we may not be able to maintain the benefits of the designation for rilonacept or mavrilimumab or any of our other product candidates. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. See “Risk Factors — Risks related to marketing approval and regulatory matters.”

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

Regeneron has rights to develop rilonacept in its retained fields of local administration to the eye and ear, oncology, deficiency of the IL-1 receptor, and CAPS. Regeneron may also develop rilonacept in fields to which we have licensed the rights, but we retain the commercial benefit related to that development upon approval of rilonacept in any field that we have licensed. We and Regeneron communicate with each other concerning our related development activities, and we have approval rights over Regeneron’s development in the fields that we have licensed, including pericarditis. We announced positive data from our global, pivotal Phase 3 clinical trial, RHAPSODY, of rilonacept in recurrent pericarditis. Upon receipt of FDA approval for rilonacept in recurrent pericarditis, if any, we would assume the sales and distribution of rilonacept for the other approved indications in the United States and would evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits. We must continue to coordinate numerous activities with Regeneron in order for us to take over certain responsibilities and obligations with respect to owning the BLA. Outside of the United States and Japan, Regeneron has granted a third-party licensee the right to develop and commercialize rilonacept in CAPS and certain periodic fever syndromes. Regeneron is also developing rilonacept for the treatment of Deficiency of the Interleukin-1 Receptor Antagonist, or DIRA. The development of rilonacept in other fields could increase the possibility of identification of adverse safety results that impact our development of rilonacept for recurrent pericarditis. In addition, if approved, commercialization of rilonacept in other fields could result in an increased threat of off-label use to compete with the sale of rilonacept to treat these indications, which may diminish sales of rilonacept in fields licensed exclusively to us.

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

Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to immunomodulation. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of third-party patents that contain claims potentially relevant to mavrilimumab and vixarelimab. If the claims of any of these patents are asserted against us, we do not believe our proposed activities related to mavrilimumab and vixarelimab would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. In order to avoid infringing these or any other third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use processes or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may also pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property or maintain the existing intellectual property rights we have, we may have to cease development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The precise incidence and prevalence for all the conditions we aim to address with our programs are not known with specificity, including with respect to COVID-19 pneumonia and hyperinflammation. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our extrapolation from available population data and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, pharmacy claims analyses, large national surveillance databases or market research, and may prove to be incorrect. Further, new trials and therapeutic options may lead to changes in the estimated incidence or prevalence of these diseases, or relevant subpopulations thereof, including the introduction of a vaccine for the prevention of COVID-19 with respect to COVID-19 pneumonia and hyperinflammation. As a result, the number of patients who may benefit from our product candidates may turn out to be lower than expected.

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

We have never sold, marketed or distributed any therapeutic products as a company. To achieve commercial success for any approved product candidate, we must build our sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. For example, we are currently undertaking plans to establish and develop our sales, marketing, distribution, access and physician and patient support capabilities as well as the infrastructure to support our operations now and into the future in order to directly commercialize rilonacept in the United States, in anticipation of approval.

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

Factors that may inhibit our efforts to commercialize our product candidates include:

●	our inability to recruit and retain adequate numbers of effective sales, marketing and access personnel;
●	the inability of sales personnel to obtain access to physicians and for an adequate number of physicians to prescribe any of our future products;
●	the lack of complementary products to be supported by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	our inability to develop strong scientific-based relationships to drive disease awareness and education;
●	our inability to equip medical and sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding applicable diseases relevant to our future products;
●	our inability to effectively distribute products in a timely manner;
●	our inability to provide physicians and patients adequate support and training to build comfort around reconstitution and self-administration process to initiate our products;
●	our inability to develop or obtain sufficient operational functions and infrastructure to support our commercial activities; and
●	unforeseen costs and expenses associated with creating a sales, marketing, and access organization.

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

Even if the FDA or any other regulatory authority approves the marketing of rilonacept or any of our other product candidates (whether developed on our own or with a collaborator), physicians, healthcare providers, patients, the medical community or third-party-payors may not accept or use rilonacept or any of our other product candidates, or effectively block or limit their use in the case of third-party payors. For example, we announced that our global, pivotal Phase 3 clinical trial, RHAPSODY of rilonacept for the treatment of recurrent pericarditis, met statistical significance on its primary and all major secondary efficacy endpoints, showing that rilonacept improved clinically meaningful outcomes associated with unmet medical need in recurrent pericarditis. Upon approval from the FDA, if any, of an sBLA submission for the commercial marketing of rilonacept in the United States for recurrent pericarditis, we will assume the sales and distribution of rilonacept for the approved indications in the United States and would evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits. If rilonacept in recurrent pericarditis or any of our other product candidates do not achieve an adequate level of acceptance, we may not generate projected level of product revenue or sufficient profits from operations, if at all. The degree of market acceptance of rilonacept, if approved, or any of our other product candidates will depend on a variety of factors, including:

●	the timing of market introduction;
●	disease awareness;
●	the number and clinical profile of competing products;
●	the potential and perceived advantages or disadvantages of our product candidates relative to alternative treatments;
●	the clinical indications for which our product candidates are approved;

●	our ability to provide acceptable evidence of safety and efficacy;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
●	convenience and ease of administration, including relative to alternative therapies;
●	pricing (including patient out-of-pocket costs), budget impact, affordability and cost effectiveness, particularly in relation to alternative treatments;
●	the effectiveness of our sales, marketing and distribution activities;
●	availability of adequate coverage, reimbursement and payment from health maintenance organizations and other insurers, both public and private, and the timing thereof; and
●	other potential advantages over alternative treatment methods.

If rilonacept in recurrent pericarditis or any of our other product candidates fail to gain market acceptance, our ability to generate revenue will be adversely affected. Even if rilonacept or any of our other product candidates achieve market acceptance, the relevant market may prove not to be large enough to allow us to generate significant revenue.

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

Our ability to commercialize rilonacept in recurrent pericarditis or any of our other product candidates successfully, particularly in orphan or rare disease indications, will depend in part on the availability of favorable coverage and the adequacy of reimbursement for the product candidate and alternative treatments from third-party payors (e.g., governmental authorities, private health insurers and other organizations). Although rilonacept is approved and marketed for human use for the treatment of CAPS in the United States by Regeneron, if rilonacept is approved by the FDA for the commercial marketing of rilonacept in the United States for recurrent pericarditis we would need to seek favorable coverage and reimbursement for this indication from third party payors. Obtaining coverage and adequate reimbursement is contingent on our ability to:

●	obtain clinical data that supports payor value/benefit assessments;
●	execute formal payor value/benefit assessment processes;
●	obtain coverage that enables use in populations reflected in any product candidate’s approved product label; and
●	effectively negotiate favorable pricing and reimbursement terms.

While in some markets, there is a single payor, in other markets there are multiple payors that can have different ways of assessing prescription drugs and therapeutics. To commercialize rilonacept in recurrent pericarditis, if approved, or any of our other product candidates successfully, we will be required to have sufficient expertise, internally or through a third party, and sufficient resources to execute on the respective product candidate’s coverage and reimbursement strategy. We cannot be certain we will be able to timely and effectively execute our coverage and reimbursement strategy in the markets we pursue, which could limit the commercial potential of rilonacept in recurrent pericarditis or any of our other product candidates and our ability to generate projected revenue from rilonacept or any of our other product candidates.

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

Although we do not have immediate plans to pursue the commercialization of rilonacept for recurrent pericarditis or any other approved indication outside of the United States, we are evaluating the opportunities for the development and commercialization of our product candidates in certain markets outside of the United States. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials, manufacturing and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in markets outside of the United States, we would be subject to additional risks and uncertainties, including:

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

If the FDA or a comparable regulatory authorities outside of the United States approves any of our product candidates, we will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping, AE reporting, conduct of post-marketing trials and submission of safety, efficacy and other post-market information for our approved product candidates, including both federal and state requirements in the United States and requirements of comparable regulatory authorities outside of the United States. For example, we announced positive data from our global, pivotal Phase 3 clinical trial, RHAPSODY of rilonacept in recurrent pericarditis. Upon approval from the FDA, if any, of an sBLA submission for the commercial marketing of rilonacept in the United States for recurrent pericarditis, we will assume the sales and distribution of rilonacept for the approved indications in the United States and would evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits. As we assume the sales and distribution responsibilities of rilonacept for the approved indications in the United States and begin commercializing rilonacept for the treatment of recurrent pericarditis or any of our other product candidates, if approved, we will be subject to additional ongoing obligations and continued regulatory review, which may result in significant additional expense.

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

The policies of the FDA and other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States, Europe or in other jurisdictions. For example, the current U.S. presidential administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these Executive Orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Further, the outcome of the upcoming U.S. presidential election may change governmental policies and regulations that affect our operations and business, including our clinical trials, regulatory approval, pharmaceutical pricing and reimbursement. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Although we do not currently have any products in the market, we announced positive data from our global, pivotal Phase 3 clinical trial, RHAPSODY, of rilonacept in recurrent pericarditis. Upon receipt of FDA approval, if any, of an sBLA submission for the commercial marketing of rilonacept in the United States for recurrent pericarditis, we will assume the sales and distribution of rilonacept for the approved indications in the United States and would evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits. As we assume the sales and distribution responsibilities of rilonacept for the approved indications in the United States and begin commercializing rilonacept for the treatment or recurrent pericarditis or any of our other product candidates, if approved, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the United States federal and state governments and the governments of other countries or jurisdictions in which we conduct our business.

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

Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The U.S. federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand;
●	the U.S. federal False Claims Act and civil monetary penalties laws, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;
●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or service. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the U.S. federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to certain financial interactions with physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), additional categories of healthcare practitioners beginning in 2022, and teaching hospitals, as well as the ownership and investment interests of physicians and their immediate family members;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information; and
●	analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and pricing information, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The COVID-19 pandemic, and measures taken in response to the pandemic or the easing of such measures, could cause significant disruption in our business and operations and could cause significant disruption the business and operations of our manufacturers, CROs upon whom we rely to conduct our clinical trials, and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities. For example, our CRO for the Phase 1 clinical trial of KPL-404 notified us that, after a temporary pause due to the impact of the COVID-19 pandemic, they resumed certain clinical trial activities. While we do not expect this development will impact our timeline to report data from the trial in the second half of 2020, it will have an impact on the commencement of certain planned cohorts in the trial and the breadth of data we may be able to generate at that time should we conduct such other cohorts in the trial at another clinical trial site.

The federal and state governments in the United States and the governments of other countries around the globe have implemented various measures in response to the COVID-19 pandemic, including significant restrictions on businesses as well as travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our clinical trials or otherwise conduct business or engage with other third parties. For example, in March 2020, the governors of Massachusetts and California, among other things, each enacted a stay-at-home advisory for workers in non-essential businesses. Because of the nature of our operations, we were and are considered to be an essential business so, to date, our operations have only been partially affected by these orders. In response to these orders, we implemented work-place rules and temporarily closed access to our California office space and restricted access to our Massachusetts facility to only those employees that needed to be in the office to execute their responsibilities and those employees who worked in our research and development laboratory space, with most of our employees continuing to carry out their responsibilities working outside of our offices. Subsequently in May and April 2020, the governors of Massachusetts and California, respectively, each announced a phased reopening plan for businesses and other organizations in their respective states. In response, we updated our work-place rules and designed a plan to reopen the Lexington and San Diego office spaces to additional groups of employees, in phases on an optional basis for now. Most of our employees continue to carry out their responsibilities working outside of our offices. We continue to monitor the developments, restrictions and requirements in jurisdictions where we have offices, and plan to update the protocols for our offices as applicable.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA, or portions thereof, which will affect our business. It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, the EU or elsewhere. For example, the outcome of the upcoming U.S. presidential election may change governmental policies and regulations that affect our operations and business, including our clinical trials, regulatory approval, pharmaceutical pricing and reimbursement. If we or any third party we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third party are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Our clinical trial programs outside the United States may implicate international data protection laws, including the EU General Data Protection Regulation and legislation of the EU member states implementing it. Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by our CROs and other third-party contractors to comply with the strict rules on the transfer of personal data outside of the EU into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business.

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

In May 2018, a new privacy framework, the General Data Protection Regulation, or the GDPR, took effect in the European Union and has become binding across all EEA member states. The GDPR imposes several stringent requirements for controllers and processors of personal data, particularly with respect to clinical trials. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. In addition, the GDPR increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. There are currently a number of legal challenges to the validity of EU mechanisms for adequate data transfers (such as the commonly-used EU-Commission-approved model clauses) and our business could be impacted by changes in law as a result of a future review of these transfer mechanisms by EU regulators under the GDPR, as well as current challenges to these mechanisms in the EU courts. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue for the preceding financial year or €20 million, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with EU data protection law is a rigorous and time-intensive process that may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities.

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

Risks Related to Our Common Shares

The concentration of ownership of our Class B common shares, which are held primarily by our executive officers and certain other members of our senior management, and the conversion rights of the holders of our Class A1 common shares, which shares are held primarily by entities affiliated with certain of our directors, and Class B1 common shares, all of which shares are held by entities affiliated with certain of our directors means that such persons are, and such entities may in the future be, able to influence certain matters submitted to our shareholders for approval; and such concentration and conversion rights and resulting concentration of control may have an adverse effect on the price of our Class A common shares and may result in our Class A common shares being undervalued.

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, the holders of our Class B common shares, which consist primarily of our executive officers and certain other members of our senior management, collectively control over a majority of the combined voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of September 30, 2020, the holders of Class A common shares accounted for approximately 57% of our aggregate voting power and the holders of Class B common shares accounted for approximately 43% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 39% of our aggregate voting power as of September 30, 2020 and have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. As of September 30, 2020, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 77% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval.

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

These conversion rights as well as concentrated control that limit certain shareholders’ ability to influence corporate matters may have an adverse effect on the price of our Class A common shares, including our Class A common shares being undervalued. Holders of our Class B common shares collectively control our management and affairs and are able to influence or control the outcome of certain matters submitted to our shareholders for approval, including the election of directors. Due to the conversion rights of the holders of our Class A1 and B1 common shares, entities affiliated with certain of our directors could significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval. As of September 30, 2020, entities affiliated with certain of our directors held 71% of our Class A1 common shares and 100% of our Class B1 common shares. Upon 61-days’ prior written notice, these entities could convert their Class A1 common shares and Class B1 common shares into Class A common shares and Class B common shares, which in the aggregate would result in such entities holding approximately 77% of the voting power of our outstanding share capital. In addition, this concentration of control might adversely affect certain corporate actions that some of our shareholders may view as beneficial, for example, by:

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

Our share price is likely to continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility, including as a result of the COVID-19 pandemic, that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our shareholders may not be able to sell their Class A common shares at or above the price they paid for their shares. The market price for our Class A common shares may be influenced by many factors, including:

●	the results of clinical trials for our product candidates;
●	delays in the commencement, enrollment and the ultimate completion of clinical trials;
●	the results and potential impact of competitive products or technologies;
●	our ability to manufacture and successfully produce our product candidates;
●	our ability to commercialize our product candidates, if approved;
●	the size of the market for our product candidates;
●	actual or anticipated changes in estimates as to financial results, capitalization, development timelines or recommendations by securities analysts;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	financing or other corporate transactions, or our inability to obtain additional funding;
●	failure to meet or exceed the expectations of the investment community;
●	regulatory or legal developments in the United States and other countries;
●	the U.S. presidential election;
●	the recruitment or departure of key personnel;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or from our entering into entering collaborations or other strategic transaction agreements;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic;
●	changes in voting control of, or sales of our shares by, our executive officers and certain other members of our senior management or entities affiliated with certain of our directors that hold our shares; and

●	the other factors described in this “Risk Factors” section.

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

As of September 30, 2020, upon conversions of our Class B, Class A1, and Class B1 common shares, approximately 2.3 million of additional Class A common shares were issuable and eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and such rule, Rule 144. In addition, as of September 30, 2020, there were approximately 10.4 million Class A common shares subject to outstanding options and restricted share units under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management together with entities affiliated with certain of our directors. As of September 30, 2020, on an as-converted to Class A common shares basis, these shareholders collectively held approximately 34.5 million of our Class A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Pursuant to our amended and restated investor rights agreement, or our investors rights agreement, certain shareholders are entitled to certain registration rights with respect our Class A common shares, including Class A common shares issuable upon conversions of our Class B, Class A1, and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively registerable securities, under the Securities Act. As of September 30, 2020, on an as-converted to Class A common shares basis, we have registered approximately 31.8 million Class A common shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the investors rights agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A common shares basis, the approximately 1.9 million Class A common shares held by our executive officers as of September 30, 2020. If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

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

In addition, the consummation or performance of any acquisition, business combination, collaboration or other strategic transaction we may undertake in furtherance of our growth strategy may cause dilution to our existing shareholders if we issue equity securities for all or a portion of the consideration. For example, we acquired the issued and outstanding equity securities of Primatope in exchange for (a) upfront consideration of $10.0 million paid at closing in March 2019 as well as milestone payments of $5.0 million that had been achieved and was also paid at closing and (b) a milestone payment of $3.0 million that had been achieved after the closing and was paid in June 2019, all of which paid in a combination of cash and our Class A common shares (inclusive of escrow and holdback share amounts) in accordance with the terms and conditions of our stock purchase option agreement with Primatope, or the Primatope Agreement. In June 2020, we released the escrow and in June and September of 2020 we issued all of the shares held back in connection with the acquisition.

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

We are also a smaller reporting company, and based on our closing share price and the market value of our voting and non-voting common shares held by non-affiliates as of June 30, 2020, we have determined that we will no longer be a smaller reporting company as of January 1, 2021. However, for so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

In late 2017, the EU Economic and Financial Affairs Council, or ECOFIN, released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote the EU’s view for good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. While Bermuda was not on the original EU list of non-cooperative jurisdictions, it committed to address EU concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda enacted the Economic Substance Act 2018, which was amended as recently as December 24, 2019, or the Substance Act, and issued Economic Substance Regulations in 2018, which were amended as recently as December 24, 2019). Pursuant to the Substance Act and Economic Substance Regulations, certain entities in Bermuda engaged in “relevant activities” are required to maintain physical presence in Bermuda and to satisfy economic substance requirements commencing as of January 1, 2019, with a six-month transition period until July 1, 2019. The list of “relevant activities” includes carrying on as a business in any one or more of the following categories: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Under the Substance Act, any relevant entity must satisfy economic substance requirements locally or face financial penalties, restriction or regulation of its business activities or may be struck off as a registered entity from the Bermuda Registrar of Companies. Because we do not report gross revenue attributable to any such relevant activity, under Section 6 of the Revised Final Guidance Notes issued on September 18,2020, we believe that we are not obliged to meet the economic substance requirements. We will continue to monitor our status with respect to the Substance Act based on our results of operations, and may become subject to the Substance Act in future.

We believe we will likely be classified as a passive foreign investment company for U.S. federal income tax purposes for the year ended December 31, 2020, which could result in adverse U.S. federal income tax consequences to U.S. investors in our common shares.

Because we did not earn revenue from our business operations for the year ended December 31, 2019 and do not expect to do so for the year ended December 31, 2020, and because our sole source of income has been and currently is interest on bank accounts held by us, we believe we will be classified as a “passive foreign investment company,” or PFIC, for the taxable year ended December 31, 2020. We believe that our subsidiaries based in the United Kingdom, Germany, Switzerland and France, will not be classified as a PFIC for the year ended December 31, 2020. A non-U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we are classified as a PFIC in any year with respect to which a U.S. Holder owns our Class A common shares, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the Class A common shares, regardless of whether we continue to meet the PFIC test described above, unless the U.S. Holder makes or has made a “qualified electing fund” election or a “mark-to-market” election and we cease to be a PFIC. A “U.S. Holder” is a beneficial owner of our Class A common shares that, for U.S. federal income tax purposes, is or is treated as any of the following:

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

On June 6, 2020, we issued an aggregate of 59,469 Class A common shares to the former shareholders of Primatope, having an aggregate value of approximately less than $0.1 million, in connection with the release and issuance of the shares held back at the closing of the acquisition of Primatope, in accordance with the Primatope Agreement. These securities were issued under Section 4(a)(2) and Rule 506 of the Securities Act in a transaction not involving a public offering.

On July 24, 2020, we issued and sold an aggregate of 1,428,572 Class A1 common shares to existing investors at price of $21.00 per share, resulting in aggregate gross proceeds to us of approximately $30.0 million. These securities were issued under Section 4(a)(2) of the Securities Act in a transaction not involving a public offering.

On September 4, 2020, we issued an aggregate of 16,634 Class A common shares to the former shareholders of Primatope, having an aggregate value of approximately $0.3 million, as payment, in part, for the achievement a milestone in accordance with the Primatope Agreement. These securities were issued under Section 4(a)(2) and Rule 506 of the Securities Act in a transaction not involving a public offering.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Memorandum of Association of Kiniksa Pharmaceuticals, Ltd.	S-1	333-224488	3.1	4/27/2018

3.2	Amended and Restated Bye-Laws of Kiniksa Pharmaceuticals, Ltd.	8-K	001-38492	3.1	5/29/2018

4.1	Specimen Share Certificate evidencing the Class A common shares	S-1/A	333-224488	4.1	5/14/2018

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of February 9, 2018	S-1	333-224488	3.1	4/27/2018

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Principal Executive Officer					**

32.2	Section 1350 Certification of Principal Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) - The cover page interactive data file does not					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*     Filed herewith

**   Furnished herewith

*** Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINIKSA PHARMACEUTICALS, LTD.

Date: November 5, 2020	By:	/s/ Sanj K. Patel
Sanj K. Patel
Chief Executive Officer and Chairman of the Board of Directors