Form 10-Q
period 2021-03-31
Kiniksa Pharmaceuticals, Ltd.
filed 2021-05-06
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large Accelerated Filer	☒	Accelerated Filer	◻

Non-accelerated Filer	◻	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of April 30, 2021, there were 68,332,034 common shares outstanding in aggregate, comprised of:

32,322,276 Class A common shares, par value $0.000273235 per share

1,927,614 Class B common shares, par value $0.000273235 per share

,

18,024,526 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our future results of operations and financial position, expected timeline for our cash, cash equivalents and short-term investments, business strategy, product development, prospective products and product candidates, their expected properties, performance, market opportunity and competition, drug product supply, collaborators, license and other strategic arrangements, the expected timeline for achievement of our clinical milestones, the timing of, and potential results from, clinical and other trials, potential marketing authorization from the FDA or regulatory authorities in other jurisdictions, potential coverage and reimbursement for our products and product candidates, if approved, commercial strategy and pre-commercial activities, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success, plans and objectives of management for future operations and funding requirements and future results of anticipated products are forward-looking statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	the impact COVID-19 pandemic on our business, including our clinical trials and operations;
●	our status as a commercial-stage biopharmaceutical company and our expectation to incur losses in the future;
●	our future capital needs and our need to raise additional funds, including through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements;
●	the lengthy and expensive clinical development process with its uncertain outcome and potential for clinical failure or delay, including due to the COVID-19 pandemic;
●	the decision by any applicable regulatory authority whether to clear our current or future product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
●	our ability to anticipate and prevent adverse events caused by our product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake business combinations, collaborations or other strategic transactions;
●	our ability to have our product candidates manufactured in accordance with regulatory requirements;
●	the market acceptance of our product candidates;

●	our ability to timely and successfully commercialize ARCALYST (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	competitive and potentially competitive products and technologies;
●	physician awareness and adoption of our product candidates;
●	the size of the market for our product candidates;
●	our ability to meet the quality expectations of physicians or patients;
●	our ability to improve our product candidates;
●	the decision of third-party payors not to cover ARCALYST or any of our current or future product candidates or to require extensive or independently performed clinical trials prior to covering or maintaining coverage of our product candidates;
●	our ability to successfully manage our growth;
●	our ability to avoid product liability claims and maintain adequate product liability insurance;
●	our ability to obtain regulatory exclusivity;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our product candidates;
●	federal, state and foreign regulatory requirements applicable to our product candidates;
●	ownership concentration of our executive officers, certain members of senior management and affiliated shareholders may prevent our shareholders from influencing significant corporate decisions;
●	our ability to attract and retain skilled personnel; and
●	our ability to execute on our strategy.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common shares. The principal risks and uncertainties affecting our business include the following:

●	the COVID-19 pandemic, and related measures taken in response or the easing of such measures, could have an adverse impact on our business and operations as well as those of our manufacturers, contract research organizations and other third parties with whom we conduct business or otherwise engage, including regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position;
●	we have not previously generated any product revenue, have incurred significant operating losses since our inception, and expect to incur significant operating losses for the foreseeable future and may never achieve or maintain profitability;
●	we will require significant additional funding to continue commercialization of ARCALYST or any other products, if approved, and the development and commercialization of our product candidates, if approved, and to identify, discover, develop or acquire additional product candidates, and if we are unable to raise capital on acceptable terms when needed, or at all, we could be forced to delay, reduce or cease one or more of our product development plans, research and development programs or other operations or commercialization efforts;
●	we depend heavily on the commercial success of ARCALYST, and have limited experience commercializing a therapeutic, supporting sales, marketing, and distribution activities and maintaining applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result we may not be successful in commercializing ARCALYST, or any future approved product candidates, thus potentially impairing the commercial potential of ARCALYST and our other product candidates, if approved, to generate any revenue;
●	we depend heavily on the success of one or more of our product candidates, which are in various stages of product developments, and cannot give any assurance that we will be able to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize one or more of our product candidates on a timely basis, if at all;
●	ARCALYST in recurrent pericarditis, as well as our current or future product candidates, may not gain market acceptance by physicians, patients, or third-party payors, in which case our ability to generate product revenues will be impaired;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third-party payors provide funding, establish favorable coverage and pricing policies and set adequate reimbursement levels for our products and product candidates, if approved, and failure to obtain or maintain coverage and adequate reimbursement for our products and product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;
●	the incidence and prevalence for target patient populations of our products and product candidates have not been established with precision, and if the market opportunities for our products and product candidates, if approved, are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be materially adversely affected;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;

●	we may encounter substantial delays in our current or planned pre-clinical and clinical trials, including as a result of delays in obtaining regulatory approvals for indications, site activation, enrollment, and conduct of the trials, which could delay or prevent our product development activities;
●	we rely on third parties, including independent contract research organizations, or CROs, to activate our sites, conduct or otherwise support our research activities, preclinical studies and clinical trials for our product candidates, and these third parties may not perform satisfactorily, which could delay, prevent or impair our product development activities;
●	we contract with third parties, including independent contract manufacturing organizations, or CMOs, to manufacture our product candidates for preclinical and clinical development and do so for our commercial supply of ARCALYST as well as for supply of drug substance and drug product for our product candidates, and these third parties may not perform satisfactorily, which could delay, prevent or impair our product development activities, regulatory approval, and commercialization efforts for our product candidates;
●	all of our products and product candidates have been licensed or acquired from other parties; if we are unable to adequately protect such products and product candidates, or to secure and maintain freedom to operate, others could preclude us from commercializing our products and product candidates, if approved, or compete against us more directly;
●	we face significant competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not be successful in executing our growth strategy to identify, discover, develop, license or acquire additional product candidates or technologies, and our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions; and
●	concentration of ownership of the voting power of our common shares may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A common shares.

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

ARCALYST is a registered trademark of Regeneron Pharmaceuticals, Inc. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report may be listed without identifying symbols.

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$119,856	$114,038
Short-term investments	144,169	209,444
Restricted cash	210	210
Inventory	2,189	—
Prepaid expenses and other current assets	9,140	9,557
Total current assets	275,564	333,249
Property and equipment, net	3,815	4,051
Operating lease right-of-use assets	5,982	6,566
Other long-term assets	5,797	5,588
Intangible asset	20,000	—
Deferred tax assets	—	10
Total assets	$311,158	$349,464

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,763	$503
Accrued expenses	30,316	29,199
Operating lease liabilities	2,374	2,107
Other current liabilities	—	37
Total current liabilities	35,453	31,846
Non-current liabilities:
Non-current operating lease liabilities	4,200	4,878
Other long-term liabilities	809	805
Total liabilities	40,462	37,529
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 32,320,276 shares and 31,777,420 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	8	8
Class B common shares, par value of $0.000273235 per share; 1,927,614 shares and 2,355,458 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Class A1 common shares, $0.000273235 par value; 18,024,526 issued and outstanding as of March 31, 2021 and December 31, 2020	5	5
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of March 31, 2021 and December 31, 2020	4	4
Additional paid-in capital	837,656	829,424
Accumulated other comprehensive loss	(21)	(34)
Accumulated deficit	(566,957)	(517,473)
Total shareholders’ equity	270,696	311,935
Total liabilities and shareholders’ equity	$311,158	$349,464

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$28,683	$20,901
Selling, general and administrative	20,600	8,486
Total operating expenses	49,283	29,387
Loss from operations	(49,283)	(29,387)
Interest income	9	789
Loss before (provision) benefit for income taxes	(49,274)	(28,598)
(Provision) benefit for income taxes	(210)	2,179
Net loss	$(49,484)	$(26,419)
Net loss per share attributable to common shareholders—basic and diluted	$(0.72)	$(0.48)
Weighted average common shares outstanding—basic and diluted	68,269,486	55,322,690
Comprehensive loss:
Net loss	$(49,484)	$(26,419)
Other comprehensive income (loss):
Unrealized gain on short-term investments and currency translation adjustments, net of tax	13	207
Total other comprehensive income	13	207
Total comprehensive loss	$(49,471)	$(26,212)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	68,215,022	$18	$829,424	$(34)	$(517,473)	$311,935
Issuance of Class A common shares under incentive award plans	115,012	—	1,106	—	—	1,106
Share-based compensation expense	—	—	7,126	—	—	7,126
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	13	—	13
Net loss	—	—	—	—	(49,484)	(49,484)
Balances at March 31, 2021	68,330,034	$18	$837,656	$(21)	$(566,957)	$270,696

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	54,937,628	$15	$581,467	$33	$(356,092)	$225,423
Issuance of Class A common shares under incentive award plans	643,867	—	2,414	—	—	2,414
Share-based compensation expense	—	—	4,209	—	—	4,209
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	207	—	207
Net loss	—	—	—	—	(26,419)	(26,419)
Balances at March 31, 2020	55,581,495	$15	$588,090	$240	$(382,511)	$205,834

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(49,484)	$(26,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	312	594
Share-based compensation expense	7,126	4,209
Non-cash lease expense	593	300
Amortization of premiums and accretion of discounts on short-term investments	410	(228)
Deferred income taxes	10	(1,038)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	408	(598)
Other long-term assets	(231)	—
Accounts payable	72	(1,197)
Accrued expenses and other liabilities	1,079	(7,061)
Operating lease liabilities	(421)	(413)
Other long-term liabilities	4	55
Net cash used in operating activities	(40,122)	(31,796)
Cash flows from investing activities:
Purchases of property and equipment	(54)	(223)
Purchases of short-term investments	(74,362)	(26,187)
Proceeds from the maturities of short-term investments	139,250	115,200
Intangible asset acquired	(20,000)	—
Net cash provided by investing activities	44,834	88,790
Cash flows from financing activities:
Proceeds from issuance of Class A common shares under incentive award plans	1,106	2,414
Net cash provided by financing activities	1,106	2,414
Net increase in cash, cash equivalents and restricted cash	5,818	59,408
Cash, cash equivalents and restricted cash at beginning of period	114,248	47,138
Cash, cash equivalents and restricted cash at end of period	$120,066	$106,546

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1.           Nature of the Business and Basis of Presentation

Kiniksa Pharmaceuticals, Ltd. (the “Company”) is a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. The Company was incorporated in July 2015 as a Bermuda exempted company. The Company’s portfolio of assets is based on strong biologic rationale or validated mechanisms, target underserved conditions and offer the potential for differentiation.

The Company is subject to risks and uncertainties common to early, commercial-stage companies in the biopharmaceutical industry and global health, societal, economic and market conditions, including from the impact from the coronavirus disease 2019 (“COVID-19”) pandemic. While the U.S. Food and Drug Administration (the “FDA”), approved the supplemental Biologics License Application (“sBLA”) for ARCALYST® (rilonacept) for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021, the Company has limited experience obtaining regulatory approvals. There can be no assurance that the Company’s research and development of its current or future product candidates will be successfully completed, that adequate protection for the Company’s technology will be obtained or maintained, that any current or future product candidates will obtain necessary government regulatory approval or that ARCALYST or any of the Company’s current or future product candidates, if approved, will be commercially viable. Upon approval from the FDA of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence, the Company assumed the sales and distribution of ARCALYST for the previously approved indications for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”), including Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome, and for the maintenance of remission of Deficiency of Interleukin-1 Receptor Antagonist (“DIRA”) in adults and children 12 years of age and older in the United States and will evenly split profits on sales with Regeneron, Inc. (“Regeneron”), after deducting certain commercialization expenses subject to specified limits. The Company has limited experience conducting sales and marketing activities for therapeutic products, and as a result it may never be able to successfully commercialize ARCALYST or any other marketable product in the future. Furthermore, the Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties, including contract research organizations (“CROs”), and contract manufacturing organizations (“CMOs”) for the development and manufacture of its product candidates, respectively. Even if the Company’s current and future product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales or be profitable.

Risk and Uncertainties Related to COVID-19

In addition to risks and uncertainties common to early, commercial-stage companies in the Company’s industry, the Company is subject to global societal, healthcare, economic and market conditions, including from the impact of the COVID-19 pandemic and measures taken in response to the pandemic or the easing of such measures, which continue to evolve. In December 2019, COVID-19 surfaced in Wuhan, China. The virus spread globally and was declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive on many aspects of society, which has resulted in and will likely continue to result in significant disruptions to healthcare systems, the global economy, as well as businesses and capital markets around the world.

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

The COVID-19 pandemic, and measures undertaken in response to the pandemic, or the easing of any of such measures, may cause significant disruptions in the Company’s business or operations as well as in the business and operations of the Company’s CMOs, CROs and other third parties with whom the Company conducts business or otherwise engages now or in the future, including as a result of staffing shortages or reprioritizations, production slowdowns or stoppages, and disruptions in delivery systems. The COVID-19 pandemic may also adversely impact the Company’s preclinical studies and clinical trials, which could impede, delay, limit or prevent the clinical development of the Company’s product candidates, lead to the delay or denial of regulatory approval of its product candidates or delay or adversely impact the Company’s commercialization activities, which would materially adversely affect the Company’s business and operations, including its ability to generate revenue. Moreover, the COVID-19 pandemic is still impacting the global economy, including the U.S. economy, with the potential for the economic downturn to be severe and prolonged. A severe or prolonged economic downturn could result in continued disruptions in the financial markets, which could adversely impact the Company’s ability to raise additional capital when needed or on acceptable terms, if at all.

While the Company continuously looks to identify business-critical activities and to develop contingencies and mitigation strategies for those activities to potentially minimize the impact of the COVID-19 pandemic on its business and operations, there can be no assurance that it will be able to identify all such activities or that any identified contingencies and mitigation strategies will be effective. Further, the COVID-19 pandemic, and measures undertaken in response to the pandemic continue to rapidly evolve, including the presence of new variants. There is uncertainty relating to the potential effect of the pandemic on the Company’s business and operations. The extent of the impact on the Company’s business and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate spread of the disease, duration of the pandemic, business and travel restrictions and social distancing measures, and the effectiveness of these and other actions taken to contain, prevent and treat the disease as well as the impact of the easement of any such restrictions, measures and actions.

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

Reporting and Functional Currency

The financial results of the Company's global activities are reported in U.S. dollars (“USD”) and its foreign subsidiaries either utilize USD or their respective local currency to be their functional currency.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2021, the Company had an accumulated deficit of $566,957. During the three months ended March 31, 2021, the Company incurred a net loss of $49,484, used $40,122 of cash in operating activities, and paid $20,000 upon the achievement of specified regulatory milestone (see Note 10). The Company expects to continue to generate operating losses for the foreseeable future. As of March 31, 2021, the Company had cash, cash equivalents and short-term investments of $264,025.

Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations. The Company will need to finance its operations through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements. Although the Company has

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its commercialization efforts, research and development programs for product candidates or product portfolio expansion, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At March 31, 2021 and December 31, 2020, cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market accounts and cash on deposit at commercial banks.

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

If the estimated fair value of a debt security is below its carrying value, the Company evaluates whether it is more likely than not that we will sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, we consider whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are included in investment and other income, net.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. At March 31, 2021 and December 31, 2020, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Restricted Cash

In conjunction with the Company’s lease agreement entered into in March 2018, the Company maintains a letter of credit for the benefit of the landlord. As of March 31, 2021 and December 31, 2020 the underlying cash balance of $210 securing this letter of credit, was classified as current in its consolidated balance sheet.

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a “lease” as defined by ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). A lease is an arrangement, or part of an arrangement, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company determines if the arrangement conveys the right to control the use of an identified asset for a period of time. It assesses throughout the period of use whether the Company has both of the following (1) the right to obtain substantially all of the economic benefits from use of the identified asset and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the arrangement are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use (“ROU”) assets and lease liabilities are recognized at lease commencement date based on the present value of the minimum future lease payments.

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

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.); then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components.

The Company has elected to account for the lease and non-lease components of each of its operating leases as a single lease component and allocate all of the arrangement consideration to the lease component only. The lease component results in an operating ROU asset being recorded on the balance sheet and amortized on a straight-line basis as lease expense.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified and labeled for use in clinical trials as the products are required to be re-labeled for alternative uses. Prior to the regulatory approval of its drug candidates, the Company incurs expenses for the manufacture of product candidate supplies to support clinical development that could potentially be available to support the commercial launch of those therapeutics. Until the date at which regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expenses. The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of sales in the Company's consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

Intangible Assets

Upon FDA approval and commercial launch of ARCALYST in March 2021, the Company capitalized the $20,000 milestone payment to Regeneron for a specified regulatory milestone as a finite-lived intangible asset. The intangible asset will be amortized on a straight-line basis over the life of the underlying intellectual property of 20 years. Amortization expense will be recorded as cost of goods sold in the Company’s consolidated statement of operations and comprehensive loss.

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, including intangible assets and property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, the Company determines whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through March 31, 2021 and there have been no events that triggered an impairment analysis.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the award, the risk-free interest rate, and expected dividends (see Note 9). Prior to May 2018, the Company was a private company and, accordingly, lacks company-specific historical and implied volatility information for its shares. Therefore, it estimates its expected share price volatility based on a blend of the historical volatility of the Company’s and publicly traded peer companies share price and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three months ended March 31, 2021 and 2020, the Company’s other comprehensive loss was comprised of unrealized gain (loss) on short-term investments as well as cumulative translation adjustments, net of tax.

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

In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three months ended March 31, 2021 and 2020.

Income Taxes

As an exempted company incorporated under the laws of Bermuda, the Company is principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. The Company’s wholly owned U.S. subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Germany, Kiniksa France, and Kiniksa Switzerland, are subject to taxation in their respective countries. Certain of the Company’s subsidiaries, primarily Kiniksa US and Kiniksa Germany, operate under cost-plus arrangements.

The Company’s U.S. provision for income taxes relates to current tax expense associated with the taxable income in the United States of its wholly owned subsidiary, Kiniksa US. The current income tax expense is a result of

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

the taxable income earned by Kiniksa US under its cost-plus arrangement offset in part by tax benefits from the U.S. federal and state research and development credits, the Foreign Derived Intangible Income (“FDII”) deduction and share-based compensation taxable events. The Company has recorded an immaterial foreign provision for income taxes related to income in non-U.S. subsidiaries.

The Company provides for income taxes on an interim basis according to management's estimate of the effective tax rate expected to be applicable for the full fiscal year. Subsidiaries with losses for which no benefit can be claimed are excluded from this calculation, and their tax is recorded discretely in the period it arises. Certain other items such as changes in tax rates, tax benefits or expense related to settlements of share-based payment awards, changes in the valuation allowance against deferred tax, and uncertain tax positions are treated as discrete items and are recorded in the period in which they arise.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740)(“ASU 2019-12”). The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740 Income Taxes and clarifying existing guidance to facilitate consistent application. The Company adopted the standard on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3.           Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial instruments measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values:

	Fair Value Measurements
	as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	33,833	—	—	33,833
Cash equivalents — U.S. Treasury notes	—	65,099	—	65,099
Short-term investments — U.S. Treasury notes	—	144,169	—	144,169
	$34,043	$209,268	$—	$243,311

	Fair Value Measurements
	as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	22,942	—	—	22,942
Cash equivalents — U.S. Treasury notes	—	72,695	—	72,695
Short-term investments — U.S. Treasury notes	—	209,444	—	209,444
	$23,152	$282,139	$—	$305,291

During the three months ended March 31, 2021 and the year ended December 31, 2020 there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company's cash equivalents and short-term investments as of March 31, 2021 and December 31, 2020 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Short-term investments as of March 31, 2021 and December 31, 2020 consisted of U.S. Treasury notes which investments were each due within six months of such date.
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2021
Cash equivalents — U.S. Treasury notes	$65,099	$—	$—	$65,099
Short-term investments — U.S. Treasury notes	144,160	9	—	144,169
	$209,259	$9	$—	$209,268

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020
Cash equivalents — U.S. Treasury notes	$72,694	$1	$—	$72,695
Short-term investments — U.S. Treasury notes	209,459	4	(19)	209,444
	$282,153	$5	$(19)	$282,139

As of March 31, 2021, the Company held seven securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $28,999 at March 31, 2021. As of December 31, 2020, the Company held 17 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $107,753 at December 31, 2020. As of both March 31, 2021 and December 31, 2020, these securities were held by the Company in an unrealized loss position for less than 12 months. The Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2021 and December 31, 2020.

4.           Inventory

During the three months ended March 31, 2021, the Company commenced the capitalization of ARCALYST inventory in connection with receiving FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older. As of March 31, 2021, the Company identified and relabeled ARCALYST product previously acquired initially intended to support the clinical trials as inventory to be sold as commercial product classified as finished goods. The value of this inventory had previously been expensed to research and development costs and is currently carried at zero cost. As of December 31, 2020, the Company did not have inventory.

Inventory consisted of the following:

March 31,
2021
Raw materials	$—
Work-in-process	—
Finished Goods	2,189
$2,189

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2021	2020
Furniture, fixtures and vehicles	$62	$62
Computer hardware and software	349	349
Leasehold improvements	3,667	3,667
Lab equipment	4,602	4,602
Construction in progress	155	101
Total property and equipment	8,835	8,781
Less: Accumulated depreciation	(5,020)	(4,730)
Total property and equipment, net	$3,815	$4,051

Depreciation expense was $290 and $594 during the three months ended March 31, 2021 and 2020, respectively.

6.           Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized in the following table. As of December 31, 2020, the Company did not have intangible assets.

		As of March 31, 2021
			Accumulated
	Estimated life	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$-	$20,000
		$20,000	$-	$20,000

As of March 31, 2021
2021 (remaining nine months)	$750
2022	1,000
2023	1,000
2024	1,000
2025	1,000
2026	1,000
2027 and thereafter	14,250

7.           Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued research and development expenses	$20,038	$16,945
Accrued employee compensation and benefits	7,130	7,704
Accrued legal and professional fees	2,857	3,988
Other	291	562
	$30,316	$29,199

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

The rights of the holders of the Company’s Class A common shares, Class B common shares, Class A1 common shares and Class B1 common shares are identical, except with respect to voting, transferability and conversion, as described below. As of March 31, 2021, no preferred shares were designated or issued.

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

Dividends

The common shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. Through March 31, 2021, no cash dividends have been declared or paid.

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

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

A total of 4,466,500 Class A common shares were initially reserved for issuance under the 2018 Plan. The number of Class A common shares that may be issued under the 2018 Plan will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 4% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A common shares determined by the Company’s board of directors. In December 2020, the board of directors approved the automatic increase as of January 1, 2021 of 2,728,600 shares, equal to 4% of the as-converted Class A common shares outstanding on December 31, 2020. No more than 27,915,000 Class A common shares may be issued under the 2018 Plan upon the exercise of incentive options. The Class A common shares underlying any awards issued under the 2018 Plan or the 2015 Plan that on or after the effective date of the 2018 Plan expire, lapses unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited under the 2018 Plan or the 2015 Plan will be added back to the Class A common shares available for issuance under the 2018 Plan. As of March 31, 2021, 3,457,214 shares remained available for future grant.

2015 Equity Incentive Plan

Until May 23, 2018 (the effective date of the 2018 Plan), the 2015 Plan provided for the Company to grant incentive share options, nonqualified share options, share grants and other share-based awards to employees and non-employees to purchase the Company’s Class A common shares. On the effective date of the 2018 Plan, the Company ceased granting awards under the 2015 Plan. At that time, the 4,691,213 Class A common shares subject to outstanding awards under the 2015 Plan remained reserved for issuance under the plan pursuant to such awards and the 92,170 Class A common shares that had been available for future grant under the 2015 Plan were no longer authorized and reserved for issuance or available for future grant under the 2015 Plan. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Class A common shares subject to awards granted under the 2015 Plan that expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited become available for issuance under the 2018 Plan. As of March 31, 2021, there were 2,758,352 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance there under pursuant to such awards.

2018 Employee Share Purchase Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Employee Share Purchase Plan (the “2018 ESPP”), which became effective on May 23, 2018. A total of 670,000 Class A common shares were initially reserved for issuance under the 2018 ESPP. The number of Class A common shares that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 1% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A common shares determined by the Company’s board of directors, provided that no more than 6,420,000 Class A common shares may be issued under the 2018 ESPP. In December 2020, the Company’s board of directors approved an increase as of January 1, 2021 of 130,000 shares. As of March 31, 2021, 648,794 Class A common shares were available for future issuance under the 2018 ESPP.

Rilonacept Long-Term Incentive Plan

In December 2019, the compensation committee of the Company’s board of directors approved the Company’s Rilonacept Long-Term Incentive Plan (“RLTIP”) under the 2018 Plan to incentivize eligible employees of the Company or any of its subsidiaries to achieve FDA approval for the commercial sale and marketing of rilonacept for recurrent pericarditis in the United States (“RLTIP Milestone”). The RLTIP provides for the potential to receive a cash award and two grants of restricted share units (“RSU”) awards covering Class A common shares under the 2018 Plan. The target award value for each of the cash award and the two RSU awards will be equal to one-third of a participant’s annual target bonus for the year of grant, as determined in accordance with the RLTIP. Depending on the date-range within

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

which the RLTIP Milestone is certified by the Compensation Committee as being achieved (such date the “Achievement Date”), the RLTIP provides for (1) an earnout percentage that can be achieved as to 100%, 50%, 25% or 0% and (2) an upside earnout percentage that can be achieved as to 50%, 25% or 0%. No awards will be earned or vest, and the second RSU award will not be granted, in the event the Achievement Date does not occur by a specified date. The cash award is eligible to be earned and vested upon the Achievement Date with respect to an amount determined based on the earnout percentage and the number of Class A common shares issuable under the first RSU award (“First RSU Award”) upon the Achievement Date determined based on the earnout percentage and will vest on the first anniversary of the Achievement Date, subject to continued employment through such date. The second RSU award (“Second RSU Award”) will be granted on the Achievement Date with respect to a number of shares determined based on both the earnout percentage and the upside earnout percentage, and will vest on the second anniversary of the Achievement Date, subject to continued employment through such date.

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2020	9,958,858	$9.32
Granted	1,037,668	$15.14
Exercised	(115,012)	$6.62
Forfeited	(526,081)	$9.66
Outstanding as of March 31, 2021	10,355,433	$9.92
Share options exercisable as of March 31, 2021	4,355,393	$8.74
Share options unvested as of March 31, 2021	6,000,040	$11.43

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of options granted to employees and directors under the Plans during the three months ended March 31, 2021 and 2020 were as follows, presented on a weighted-average basis:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	0.98%	0.82%
Expected term (in years)	6.25	6.25
Expected volatility	77.26%	79.83%
Expected dividend yield	—%	—%

Restricted Share Units

Restricted share units (“RSUs”) represent the right to receive shares of the Company’s Class A common shares upon vesting of the RSUs. The fair value of each RSU award is based on the closing price of the Company’s Class A common shares on the date of grant.

In March 2021, the Company granted RSUs with service conditions (“Time-Based RSUs”) to eligible employees. The Time-Based RSUs will vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued employment through such dates.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

In December 2019, the Company granted Time-Based RSUs that vested in one installment on December 31, 2020, subject to the recipient’s continued employment through that date. As of December 31, 2020, 56,369 class A common shares were issued with the remaining shares 24,332 shares withheld for tax purposes.

During the year ended December 31, 2020 and in December 2019, the Company granted the First RSU Awards as part of the RLTIP to eligible employees. During the three months ended March 31, 2021, the Achievement Date was met and (1) the number of Class A common shares issuable under the First RSU Awards were determined in accordance with the RLTIP and will vest in one installment on the first anniversary of the Achievement Date, subject to continued employment through such date, and (2) the Second RSU Awards were granted to eligible employees on the Achievement Date with respect to a number of shares determined in accordance with the RLTIP and will vest on the second anniversary of the Achievement Date, subject to continued employment through such date.

During the three months ended March 31, 2021, the Company recognized compensation expense of $1,452 related to RSUs including those granted in connection to the RLTIP. During the three months ended March 31, 2020, the Company recognized $261 in compensation expense related to the Time-Based RSUs and the Company did not recognize any compensation expense related to the First RSU Award, as achievement of the RLTIP Milestone was determined to be not probable as of that date.

The following table summarizes RSU activity, including the RSUs outstanding under the RLTIP for the three months ended March 31, 2021:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2020	205,312	$13.41
Granted	395,903	$21.90
Vested	—	$—
Forfeited	(17,630)	$12.92
Unvested RSUs as of March 31, 2021	583,585	$19.19

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2021	2020
Research and development expenses	$2,634	$1,769
Selling, general and administrative expenses	4,492	2,440
	$7,126	$4,209

10.           License, Acquisition and Collaboration Agreements

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

During the three months ended March 31, 2021 and 2020, the Company recorded research and development expense of $14 and $64, respectively, related to the annual maintenance fee in connection with the retained contracts.

Beth Israel Deaconess Medical Center License Agreement

In 2019, the Company exercised the call option under the stock purchase option agreement with Primatope Therapeutics, Inc. (“Primatope”) and acquired all of the outstanding securities of Primatope (the “Primatope Acquisition”). As a result of the Primatope Acquisition, the Company acquired the rights to an exclusive license to certain intellectual property rights controlled by Beth Israel Deaconess Medical Center, Inc. (“BIDMC”) to make, use, develop and commercialize KPL-404 (the “BIDMC Agreement”). Under the BIDMC Agreement, the Company is solely responsible for all development, regulatory and commercial activities and costs. The Company is also responsible for costs related to filing, prosecuting and maintaining the licensed patent rights. Under the BIDMC Agreement, the Company is obligated to pay an insignificant annual maintenance fee as well as clinical and regulatory milestone payments of up to an aggregate of $1,200 to BIDMC. The Company is also obligated to pay a low single-digit royalty on annual net sales of products licensed under the agreement.

During the three months ended March 31, 2021 and 2020, the Company did not record any research and development expense in connection with the BIDMC Agreement.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Regeneron License Agreement

In September 2017, the Company entered into a license agreement (as amended, the “Regeneron Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”), pursuant to which the Company has been granted an exclusive, sublicensable license under certain intellectual property rights controlled by Regeneron to develop and commercialize ARCALYST in certain fields and territories. The Company is obligated to use commercially reasonable efforts to develop and commercialize such licensed products.

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

Under the Regeneron Agreement, the Company was also obligated to make payments to Regeneron of up to an aggregate of $27,500 upon the achievement of specified regulatory milestones, which includes a $7,500 milestone achieved and paid in the fourth quarter of 2020 and a $20,000 milestone achieved and paid in the three months ended March 31, 2021. The $20,000 milestone was accounted for as an intangible asset and will be amortized over the life of the underlying asset. Related amortization expense will be recorded as cost of goods sold in the Company’s consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2021 and 2020, the Company did not incur any research and development expense directly related to milestones due under the Regeneron Agreement.

Under the Regeneron Agreement, the Company is solely responsible for all development and commercialization activities and costs in its territories. The Company is also responsible for costs related to the filing, prosecution and maintenance of certain licensed patent rights. In March 2021, the FDA approved the sBLA for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older and the Company assumed the sales and distribution of ARCALYST for the approved indications in the United States, including CAPS and DIRA. The Company will evenly split profits on sales of ARCALYST with Regeneron, after deducting certain commercialization expenses subject to specified limits.

Pursuant to the Regeneron Agreement, in September 2017, the parties entered into a clinical supply agreement under which Regeneron agreed to manufacture product solely for the Company’s use in development activities. Pursuant to the Regeneron Agreement, during the three months ended March 31, 2021, the parties entered into a commercial supply agreement under which Regeneron agreed to manufacture product for the Company’s use, including for commercial sales. During the three months ended March 31, 2021 and 2020, the Company did not incur any research and development expense related to the purchase of drug materials under the clinical supply agreement. During the three months ended March 31, 2021, the Company recorded inventory of $2,189 related to the purchase of commercial product under the commercial supply agreement (see Note 4). As of March 31, 2021, the Company had non-cancelable purchase commitments under the commercial supply agreement (see Note 13).

The Regeneron Agreement will expire when the Company is no longer developing or commercializing any licensed product under the Regeneron Agreement. Either party may terminate the agreement upon the other party’s insolvency or bankruptcy or for material breach of the agreement by the other party that remains uncured for 90 days (or 30 days for payment-related breaches). Regeneron has the right to terminate the agreement if the Company suspends its development or commercialization activities for a consecutive 12 month period or does not grant a sublicense to a third-party to perform such activities, or if the Company challenges any of the licensed patent rights. The Company may terminate the agreement at any time with one year’s written notice. The Company may also terminate the agreement with three months’ written notice if the licensed product is determined to have certain safety concerns.

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

During the three months ended March 31, 2021 and 2020, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

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

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss attributable to common shareholders	$(49,484)	$(26,419)
Denominator:
Weighted average common shares outstanding—basic and diluted	68,269,486	55,322,690
Net loss per share attributable to common shareholders— basic and diluted	$(0.72)	$(0.48)

The Company’s unvested RSUs have been excluded from the computation of basic net loss per share attributable to common shareholders.

The Company’s potentially dilutive securities, which include options and unvested RSUs, have been excluded from the computation of diluted net loss per share attributable to common shareholders as the effect would be to reduce the net loss per share attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2021	2020
Options to purchase common shares	10,355,433	8,990,872
Unvested RSUs	583,585	302,043
	10,939,018	9,292,915

12.         Income Taxes

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

The income tax rate for the three months ended March 31, 2021 varied from the Bermuda statutory rate of zero primarily due to income subject to United States taxation under the Kiniksa US cost-plus arrangements with the Company and Kiniksa UK, net of tax adjustments, and U.S. federal and state research tax credits. Income tax provision for the three months ended March 31, 2021 was $210 primarily due to the effective tax rate for Kiniksa US cost-plus arrangements partially offset by a discrete tax benefit primarily related to tax benefits from share-based compensation taxable events. Income tax benefit for the three months ended March 31, 2020 was $2,179 and includes a discrete tax benefit primarily related to tax benefits from share-based compensation taxable events.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Management examines all positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize existing deferred tax assets. The Company previously determined it was more likely than not that a majority of our net deferred tax assets would not be realized and concluded that a valuation allowance was required, which eliminated the majority of our net deferred tax assets recorded in our balance sheet. In the future, if the Company believes that it is more likely than not that it will realize the benefit of these deferred tax assets, it will adjust the valuation allowance and recognize an income tax benefit. There are no material deferred tax assets in the other jurisdictions.

13.         Commitments and Contingencies

License Agreements

The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 10).

Manufacturing Commitments

The Company entered into agreements with several contract manufacturing organizations to provide the Company with preclinical and clinical trial materials. The Company entered into a commercial supply agreement with Regeneron to provide both clinical supply and commercial product (see Note 10). As of March 31, 2021, the Company had committed to minimum payments under these agreements totaling $17,091, all which are due within one year.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors, officers and other key personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or other key personnel. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2021 or December 31, 2020.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K, or Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. As a result of many factors, including those factors set forth in the risks identified in Part II-Item 1A “Risk Factors” section of this Quarterly Report and our other filings with the Securities and Exchange Commission, or SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. Kiniksa’s portfolio of assets, ARCALYST® (rilonacept), mavrilimumab, vixarelimab and KPL-404, are based on strong biologic rationale or validated mechanisms, target underserved conditions, and offer the potential for differentiation. These assets are designed to modulate immunological pathways across a spectrum of diseases.

ARCALYST is an interleukin-1α, and interleukin-1β cytokine trap. We received U.S. Food and Drug Administration, or FDA, approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older on March 18, 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is commercially available through a distribution network comprised of several specialty pharmacies, which provide access across the United States. Upon the approval of the supplemental Biologics License Application, or sBLA, for ARCALYST in recurrent pericarditis, the scope of the license granted to Kiniksa expanded to include the previously approved indications for the treatment of Cryopyrin-Associated Periodic Syndromes, or CAPS, specifically familial cold autoinflammatory syndrome and muckle-wells syndrome, and for the treatment of Deficiency of IL-1 Receptor Antagonist, or DIRA, in adults and children 12 years of age and older in the United States and Japan. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States. We will evenly split profits on sales of ARCALYST after deducting certain commercialization expenses, subject to specified limits, with Regeneron.

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting granulocyte-macrophage colony stimulating factor receptor alpha, or GM-CSFRα. We are evaluating mavrilimumab for the potential treatment of giant cell arteritis, or GCA, a chronic inflammatory disease of the medium-to-large arteries with an estimated U.S. prevalence of approximately 75,000 to 150,000 patients. We conducted a global, randomized, double-blind, placebo-controlled Phase 2 proof-of-concept clinical trial for the study of mavrilimumab in GCA. The trial achieved both the primary and efficacy endpoint of time-to-first adjudicated GCA flare by Week 26 in all treated patients and the secondary efficacy endpoint of sustained remission at Week 26 in all treated patients with statistical significance. Additionally, while the trial was not powered for individual disease cohorts, there was a consistent trend of efficacy across the new onset and relapsing/refractory cohorts. In September 2020, the FDA granted Orphan Drug designation for mavrilimumab for the treatment of GCA. We are also evaluating mavrilimumab in severe coronavirus 2019 disease, or COVID-19, pneumonia and hyperinflammation. We are currently conducting a global, randomized, double-blind, placebo-controlled adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation. In April 2021, we announced data from the Phase 2 portion of the trial in non-mechanically-ventilated patients with severe COVID-19 pneumonia and hyperinflammation receiving local standard of care. Non-mechanically ventilated patients treated with mavrilimumab demonstrated a reduction in mechanical ventilation and death at Day 29 pooled across dose levels. The trial achieved its primary efficacy endpoint of the proportion of patients alive and free of mechanical ventilation at Day 29. Mavrilimumab was well-tolerated and exhibited a favorable safety profile. The Phase 3 portion of the Phase 2/3 trial is ongoing and we are engaged with the FDA and other government agencies to identify pathways to potentially accelerated availability of mavrilimumab as a therapeutic option for severe COVID-19 patients. We expect to provide next steps for the broader mavrilimumab development program, including GCA, in the second quarter of 2021.

Vixarelimab is an investigational monoclonal antibody that is designed to simultaneously inhibit the signaling of the cytokines interleukin 31, or IL-31, and oncostatin M, or OSM, by targeting their common receptor subunit, oncostatin M receptor beta, or OSMRβ. We are evaluating vixarelimab for the potential treatment of with prurigo nodularis, a chronic inflammatory skin condition with an estimated U.S. prevalence of approximately 300,000 patients. We are conducting a global, randomized, double-blind, placebo-controlled Phase 2b dose-ranging clinical trial of vixarelimab in prurigo nodularis. The Phase 2b clinical trial is expected to enroll approximately 180 patients experiencing severe pruritus. Patients will be randomized to receive vixarelimab or placebo subcutaneously once-monthly. The primary efficacy endpoint is the percent change from baseline in the weekly-average Worst-Itch Numeric Rating Scale, or WI-NRS, at Week 16. Key secondary efficacy endpoints include the proportion of patients achieving a greater-than-or-equal-to 4-point weekly-average WI-NRS reduction at Week 16 and the proportion of patients achieving a 0/1 score (clear/almost clear) on the prurigo nodularis-investigator’s global assessment, or PN-IGA, at Week 16.

KPL-404 is an investigational monoclonal antibody designed to inhibit interaction of CD40 with CD154, or CD40 ligand, signaling, a well-known pathway that plays a critical role in regulating B cell proliferation and T cell activation as well as antibody production. We conducted a randomized, double-blind, placebo-controlled, single-ascending-dose Phase 1 clinical trial of KPL-404 in healthy volunteers to evaluate safety and pharmacokinetics well as receptor occupancy, or RO, and T-cell dependent antibody response, or T-cell Dependent Antibody Response, or TDAR, in these subjects. In May 2021, we reported final data from the trial. KPL-404 showed dose-dependent increases in concentration across cohorts. All dose escalations occurred as per protocol with no dose-limiting safety findings. KPL-404 was well-tolerated, and there were no serious adverse reactions. Subjects dosed with KPL-404 10 mg/kg IV showed full RO through at least Day 71 and complete suppression of TDAR after keyhole limpet hemocyanin, or KLH, challenge and re-challenge through at least Day 57. Subjects dosed with KPL-404 5 mg/kg SC showed full RO through Day 43 and suppression of TDAR after KLH challenge through at least Day 29. These data confirm and extend previously-reported 3 mg/kg IV cohort data, in which RO and suppression of TDAR after KLH challenge were demonstrated through Day 29. The 3 mg/kg IV dose level had previously demonstrated complete suppression of memory TDAR response to a re-challenge on Day 29. Anti-drug antibodies to KPL-404 were suppressed for at least 57 days at 10 mg/kg IV; the suppression of antibody responses to the drug itself is an independent indicator of target engagement and pharmacodynamic effect. We plan to initiate a Phase 2 proof-of-concept clinical trial in rheumatoid arthritis in the second half of 2021. The trial will evaluate safety and pharmacokinetics of KPL-404 with subcutaneous administration over 12 weeks. Rheumatoid arthritis was selected as a well-characterized autoimmune disease with decades of published clinical data across diverse mechanistic classes, allowing for objective evaluation in established endpoints. The pharmacokinetic lead-in of the planned trial supports characterization of chronic administration of KPL-404 in a patient population and provides optionality to evaluate the therapeutic potential of KPL-404 across a range of other autoimmune diseases with pathologies believed to be mediated by the CD40-CD154 pathway.

Our future success is dependent on our ability to successfully commercialize ARCALYST and to develop, obtain regulatory approval for and successfully commercialize one or more of our current or future product candidates. Upon approval from the FDA of the commercial marketing of ARCALYST in the United States for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States and will evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits. However, as a company we have limited experience obtaining marketing approval for product candidates, commercializing a therapeutic, supporting sales, marketing, and distribution activities and maintaining applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result we may not be successful in commercializing ARCALYST or any future approved product candidates, if any, thus potentially impairing the commercial potential of ARCALYST and our other product candidates to generate any revenue.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful commercialization of ARCALYST and the development and eventual commercialization of one or more of our current or future product candidates, if approved. Our net losses were $49.5 million and $26.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $567.0 million. We expect to continue to incur significant operating losses for at least the next several years as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, we expect to continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution of ARCALYST. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, until such time as we can generate significant revenue from product sales of ARCALYST and one or more of our current or future approved product candidates, if ever, we expect to finance our operations through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements. We may be unable to raise additional funds or enter into such other transactions or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such transactions or arrangements as and when needed, we may have to significantly delay, scale back or discontinue the development and or of one or more of our current or future product candidates or delay our pursuit of potential in-licenses or acquisitions or scale back on commercialization activities for ARCALYST.

Because of the numerous risks and uncertainties associated with product development, including any impact from the COVID-19 pandemic, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to successfully commercialize ARCALYST and generate product sales from one or more of our current or future product candidates, if approved, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $264.0 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Components of Our Results of Operations

Revenue

As of March 31, 2021, we had not generated any revenue from any products. If our development efforts for our current or future product candidates are successful and result in additional regulatory approval, we may be able to generate revenue in the future from sales of ARCALYST and current or future product candidates, if approved.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
ARCALYST	$2,801	$4,037
Mavrilimumab	8,862	2,210
Vixarelimab	2,657	2,655
KPL-404	506	1,271
Unallocated research and development expenses	13,857	10,728
Total research and development expenses	$28,683	$20,901

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will be substantial over the next several years as we conduct our ongoing and planned clinical trials for mavrilimumab, vixarelimab and KPL-404, as well as conduct other preclinical and clinical development including regulatory filings for our current and future product candidates. As a result, our related personnel costs will increase, including costs associated with share-based compensation. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates.

Upon approval from the FDA of the commercial marketing of ARCALYST in the United States for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States. However, as a company we have limited experience obtaining marketing approval our product candidates, commercializing a therapeutic, supporting a sales, marketing, distribution of therapeutic products, and maintaining applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result we may not be successful in commercializing ARCALYST, or any future approved product candidates, if any, thus potentially impairing the commercial potential of ARCALYST and our other product candidates to generate any revenue. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of our current or future product candidates or when, if ever, material net cash inflows may commence from ARCALYST or any of our current or future product candidates, if approved. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

●	the potential impact of the COVID-19 pandemic on our business, including our preclinical studies, clinical trials and operations;
●	the scope, progress, outcome and costs of our research and preclinical development activities, clinical trials and other development activities;
●	establishing an appropriate safety and efficacy profile with IND enabling and clinical studies;
●	the successful enrollment and initiation, performance and completion of preclinical studies and clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities, including the FDA;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	increasing clinical and commercial manufacturing capabilities or making arrangements with additional third-party manufacturers to successfully manufacture our product candidates;
●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
●	supporting or establishing a sales, marketing and distribution infrastructure to commercialize ARCALYST or for our current or future products for which we may obtain marketing approval;
●	successfully launching commercial sales of ARCALYST or of our current or future product candidates, if and when approved, whether alone or in collaboration with others;
●	making milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	significant and changing government regulation; and
●	maintaining a continued acceptable safety profile of ARCALYST or our current or future approved product candidates following approval, if any.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, travel and share-based compensation expense for personnel in executive, business development, finance, human resources, legal, information technology, medical affairs, commercial and support personnel functions. Selling, general and administrative expenses also include insurance and professional fees for legal, patent, consulting, accounting and audit services.

We expect that our general and administrative expenses will continue to increase in the future as we continue to perform commercialization activities and increase our headcount to support our business objectives. We also anticipate that we will continue to incur significant costs associated with being a public company, including accounting, audit, legal, compliance and director and officer insurance costs as well as investor and public relations expenses, and that such costs will increase over time especially as we are now a large accelerated filer and are no longer permitted to rely on exemptions from certain requirements that are applicable to public companies that are not emerging growth companies or smaller reporting companies.

Interest Income

Interest income consists of income recognized from investments in money market funds and U.S. Treasury notes.

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses, while our assets remain in Bermuda. Our wholly owned U.S. subsidiaries, Kiniksa Pharmaceuticals Corp., or Kiniksa US, and Primatope Therapeutics, Inc., or Primatope, are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa Pharmaceuticals (UK), Ltd., and its wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals GmbH are subject to taxation in their respective countries. Our provision for income taxes relates mainly to U.S. taxable income, generated by our wholly owned subsidiary Kiniksa US.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$28,683	$20,901	$7,782
Selling, general and administrative	20,600	8,486	12,114
Total operating expenses	49,283	29,387	19,896
Loss from operations	(49,283)	(29,387)	(19,896)
Interest income	9	789	(780)
Loss before (provision) benefit for income taxes	(49,274)	(28,598)	(20,676)
(Provision) benefit for income taxes	(210)	2,179	(2,389)
Net loss	$(49,484)	$(26,419)	$(23,065)

Research and Development Expenses

	Three Months Ended
	March 31,
	2021	2020	Change

	(in thousands)
Direct research and development expenses by program:
ARCALYST	$2,801	$4,037	$(1,236)
Mavrilimumab	8,862	2,210	6,652
Vixarelimab	2,657	2,655	2
KPL-404	506	1,271	(765)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	9,734	7,361	2,373
Other	4,123	3,367	756
Total research and development expenses	$28,683	$20,901	$7,782

Research and development expenses were $28.7 million for the three months ended March 31, 2021, compared to $20.9 million for the three months ended March 31, 2020, an increase of $7.8 million. During the three months ended March 31, 2021, the increase in research and development expenses incurred related to the mavrilimumab Phase 2/3 clinical trial in COVID-19 pneumonia and hyperinflammation, offset by a decrease in the cost associated with our RHADSODY trial. The following includes additional information on our development programs.

The direct costs for our ARCALYST program were $2.8 million during the three months ended March 31, 2021, compared to $4.0 million during the three months ended March 31, 2020, a decrease of $1.2 million. The decrease in expenses incurred related primarily to the completion of RHAPSODY, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, and transition to the long-term extension.

The direct costs for our mavrilimumab program were $8.9 million during the three months ended March 31, 2021, compared to $2.2 million during the three months ended March 31, 2020, or an increase of $6.7 million. The increase in expenses incurred related primarily to our Phase 2/3 clinical trial in COVID-19 pneumonia and hyperinflammation.

The direct costs for our vixarelimab program were $2.7 million during the three months ended March 31, 2021, compared to $2.7 million during the three months ended March 31, 2020. The costs were consistent during the three months ended March 31, 2021 and 2020. Expenses incurred during the three months ended March 31, 2021 was primarily related to the start-up of our Phase 2b clinical trial in prurigo nodularis while during the three months ended March 31, 2020 expenses were primarily related to the continued progress and expansion of our Phase 2a clinical trial in prurigo nodularis, as well as costs related to the conclusion of our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus.

The direct costs for our KPL-404 program were $0.5 million during the three months ended March 31, 2021, compared to $1.3 million during the three months ended March 31, 2020, a decrease of $0.8 million. The decrease in expenses incurred primarily related to limited clinical trial expenses for our Phase 1 trial of KPL-404 in healthy volunteers due to the completion of the patient portion of the clinical trial.

Unallocated research and development expenses were $13.9 million for the three months ended March 31, 2021 compared to $10.7 million for the three months ended March 31, 2020. The increase of $3.2 million in unallocated research and development expenses was due to an increase in personnel-related costs, related to share-based compensation. Personnel-related costs for the three months ended March 31, 2021 and 2020 included share-based compensation of $2.6 million and $1.8 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20.6 million for the three months ended March 31, 2021 compared to $8.5 million for the three months ended March 31, 2020. The increase of $12.1 million was primarily due to an increase of $7.8 million in personnel-related costs and an increase of $3.2 million in costs associated with pre-commercialization activities for our ARCALYST program. Personnel-related costs for the three months ended March 31, 2021 and 2020 included share-based compensation of $4.5 million and $2.4 million, respectively.

Interest Income

Interest income was $9.0 thousand for the three months ended March 31, 2021 compared to $0.8 million for the three months ended March 31, 2020. The decrease was due primarily to lower interest rates on U.S. Treasury notes.

(Provision) Benefit for Income Taxes

For the three months ended March 31, 2021, we recorded a provision for income taxes of $0.2 million relating primarily to the tax impact from the current tax expense due to income from our cost plus arrangements in the United States, net of R&D credits utilized offset by tax benefit related to the exercise of share options. For the three months ended March 31, 2020, we recorded a benefit for income taxes of $2.2 million relating primarily to the tax impact from the exercise of share options.

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

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $264.0 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(40,122)	$(31,796)
Net cash provided by investing activities	44,834	88,790
Net cash provided by financing activities	1,106	2,414
Net increase in cash and cash equivalents and restricted cash	$5,818	$59,408

Operating Activities

During the three months ended March 31, 2021, operating activities used $40.1 million of cash, primarily resulting from our net loss of $49.4 million offset by net cash provided by our operating assets and liabilities of $0.9 million and non-cash charges of $8.4 million. Net cash provided by our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $1.0 million increase in accrued expenses and other liabilities primarily due to increases in related to our clinical trial costs and other general and administration accruals offset by our pre-commercialization activities of our ARCALYST program and the cash payment of the 2020 employee bonuses, offset by a $0.4 million decrease in operating lease liabilities due to monthly payments for our right-of-use assets.

During the three months ended March 31, 2020, operating activities used $31.8 million of cash, primarily resulting from our net loss of $26.4 million and net cash used in our operating assets and liabilities of $9.2 million, partially offset by non-cash charges of $3.8 million. Net cash used in our operating assets and liabilities for the three months ended March 31, 2020 consisted of a $1.2 million decrease in accounts payable and a $7.0 decrease in accrued expenses and other liabilities primarily due to the cash payment of the 2019 employee bonuses.

Investing Activities

During the three months ended March 31, 2021 investing activities provided $44.8 million of cash, consisting of $139.2 million from proceeds of maturities of short-term investments, partially offset by $74.4 million of purchases of short-term investments and $20.0 million related to the intangible asset acquired as a result of the milestone incurred under the Regeneron Agreement.

During the three months ended March 31, 2020 investing activities provided $88.8 million of cash, consisting of $115.2 million from proceeds of maturities of short-term investments, partially offset by $26.2 million of purchases of short-term investments and $0.2 million of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $1.1 million, consisting proceeds from the exercise of share options.

During the three months ended March 31, 2020, net cash provided by financing activities was $2.4 million, primarily consisting of proceeds from exercise of share options.

Funding Requirements

We expect to incur significant expenses in connection with our ongoing and planned activities as we commercialize ARCALYST and advance our current and future product candidates through preclinical and clinical development, seek regulatory approval and commercialize one or more of our current or future product candidates, if approved. We expect to continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution with respect to ARCALYST and, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant additional commercialization expenses related to such activities. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. As a result, our related personnel costs will increase, including costs associated with share-based compensation. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates. Additionally, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur expenses as we:

●	conduct our current and planned clinical trials for mavrilimumab, vixarelimab and KPL-404, as well as for any future product candidates, as applicable;
●	increase clinical and commercial manufacturing capabilities or make arrangements with additional third party manufacturers to successfully manufacture our product candidates;
●	develop and timely deliver clinical grade and commercial grade product formulations that can be used in our clinical trials and for commercial launch;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	maintain or establish a sales, marketing, medical affairs and distribution infrastructure to commercialize ARCALYST or any of our current or future product candidates for which we may obtain marketing approval and intend to commercialize on our own;
●	launch commercial sales of ARCALYST and of any of our current or future product candidates, if and when approved, whether alone or in collaboration with others;
●	make milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●	hire additional clinical, quality and research and development personnel;
●	expand our operational, financial and management systems and increase personnel globally to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio; and
●	in-license or acquire other product candidates and technologies or their related businesses, if we determine to do so.

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we may require additional capital if we choose to pursue in-licenses or acquisitions of other product candidates and technologies or their related businesses. We expect to continue to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution of ARCALYST. In addition, if we obtain regulatory approval for any of our current or future product candidates, pursue additional indications for our products or any of our current or future product candidates, we expect to incur significant expenses related to product development and manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

●	any impact of the COVID-19 pandemic on our business, including our preclinical studies and clinical trials, and operations;

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs, timing and ability to manufacture our product candidates to supply our clinical and preclinical development efforts and our clinical trials and commercialization;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, pricing and reimbursement, distribution and compliance, for any of our product candidates for which we receive marketing approval;
●	the costs of manufacturing commercial-grade product and necessary inventory to support commercial launch and ongoing sales;
●	the ability to receive additional non-dilutive funding;
●	the revenue received from commercial sale of ARCALYST or any of our current or future products candidates, should they receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain licensing, collaboration or other strategic transactions and arrangements on favorable terms, if at all;
●	the extent to which we acquire or in-license other product candidates, technologies and their related businesses; and
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2021, there were no material changes outside the ordinary course of our business to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the Annual Report. See Note 13 to our consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” of this Quarterly Report for a discussion of obligations and commitments.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	accrued research and development expenses; and
●	share-based compensation.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2021, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Further, the COVID-19 pandemic has adversely impacted the U.S. and global economy and financial markets, and any prolonged impact may have an impact on market interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, we completed the migration of our legacy accounting system to an SAP platform. In connection with this implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes in our business processes. There were no other material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We are a biopharmaceutical company and have only started to generate revenue from product sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Typically, it takes many years to develop one new product from the time it is discovered to when it is available for treating patients, and development may cease for a number of reasons. We have incurred operating losses in each year since our inception in 2015 and anticipate incurring losses for the foreseeable future. Our future success is dependent on our ability to develop, obtain regulatory approval for and successfully commercialize one or more of our product candidates. For example, while the U.S. Food and Drug Administration, or the FDA, approved ARCALYST® (rilonacept) for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021, we may not be able to successfully commercialize ARCALYST or any future product that may be approved.

We have incurred significant losses related to expenses for research and development and our ongoing operations. As of March 31, 2021, we had an accumulated deficit of $567.0 million. We expect to continue to incur losses for the foreseeable future, and anticipate these losses will increase substantially as a result of many factors, including:

●supporting our sales, marketing and distribution capabilities, infrastructure and organization to commercialize ARCALYST and any products candidates for which we may obtain marketing approval for indications in the United States;
●our research and preclinical and clinical development of our product candidates, including our global placebo-controlled Phase 2/3 clinical trial of mavrilimumab in COVID-19, pneumonia and hyperinflammation, Phase 2b dose-ranging study of vixarelimab in prurigo nodularis, and planned Phase 2 clinical trial for KPL-404;
●manufacturing our products or product candidates for clinical or commercial use, and increasing our manufacturing capabilities or adding additional manufacturers or suppliers;
●seeking regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;

●initiating potential additional preclinical studies and clinical trials for our product candidates;
●making milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreement;
●seeking to identify, assess and study new or expanded indications for our products or product candidates, new or alternative dosing levels and frequency for our products or product candidates, or new or alternative administration of our products or product candidates, including method, mode or delivery device;
●seeking to identify, assess, acquire or develop additional product candidates;
●entering into licensing, acquisition, collaboration or other strategic transaction agreements;
●seeking to maintain, protect and expand our intellectual property portfolio;
●seeking to attract and retain skilled personnel;
●creating additional infrastructure to support our operations as a public company and large accelerated filer, our product development and commercialization efforts; and
●experiencing delays or encountering issues with any of the above, including but not limited to the impact of the COVID-19 pandemic and measures taken in response to the COVID-19 pandemic, failed trials, complex results, safety issues, regulatory challenges that require longer follow-up of existing trials, additional major trials, or additional supportive trials in order to pursue marketing approval.

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

The development and commercialization of biopharmaceutical products is capital intensive. We are launching ARCALYST for the treatment of recurrent pericarditis and advancing our product candidates through research, preclinical and clinical development, including our global placebo-controlled Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation, our Phase 2b dose-ranging study of vixarelimab in prurigo nodularis, and our planned Phase 2 clinical trial with KPL-404.

We expect our expenses to increase in connection with our ongoing activities as we continue to support our sales, marketing and distribution capabilities, and continue the research and development of our product candidates, and expand our infrastructure and organization, and enter into agreements with third parties to conduct commercialization activities. Upon the FDA’s approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States and will evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits. We expect to incur significant additional commercialization expenses with respect to our sales and marketing activities for ARCALYST as well as leading up to or after any future marketing approval of any of our product candidates related to manufacturing, product sales, marketing and distribution. As our product candidates progress through development and towards potential commercialization, we will need to make milestone payments and, if successful, eventually make profit-split or royalty payments to the licensors and other third parties from whom we have acquired our product candidates. Furthermore, we expect to continue to incur costs associated with operating as a public company, including with respect to increased compliance and disclosure obligations as a result of becoming a large accelerated filer effective as of December 31, 2020 and no longer being an emerging growth company as of that time or a smaller reporting company as of January 1, 2021.

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

The commercialization and development process for our products and product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully market and sell products, or complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, including delays in or other adverse impacts to our commercialization of ARCALYST impacting our ability to generate projected revenue from ARCALYST or delays in the development or commercialization of any of our product candidates in the future, and we may need to seek additional funds sooner than expected, through public or private securities offerings, debt financings or other sources, including government funding or grants. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

●our ability to successfully commercialize ARCALYST or any of our product candidates if approved in the future, including the cost and timing of supporting our sales, marketing and distribution capabilities, infrastructure and organization expansion and entering into agreements with third parties to conduct one or more of these activities for commercialization of ARCALYST or for any of our product candidates, if approved or in anticipation of such approval in the future;
●the amount and timing of sales revenues from ARCALYST or any of our product candidates, if approved in the future, including the sales price and the availability of coverage and adequate third-party reimbursement;
●competitive and potentially competitive products and technologies and patients’ and physicians’ receptivity to ARCALYST or any of our product candidates if approved in the future and the technology underlying them in light of competitive products and technologies;
●the costs and timing of payments for producing ARCALYST or any of our product candidates to support clinical trials as well as the potential commercial launch of any of our product candidates if approved in the future, reserving manufacturing slots, or transferring manufacturing technology to third-party manufacturers;
●the results from, and the time and cost necessary for development of our product candidates, including for our global placebo-controlled Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation, our Phase 2b dose-ranging trial of vixarelimab in prurigo nodularis, and our planned Phase 2 clinical trial for KPL-404;
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
●the cash requirements for seeking to identify, assess and study new or expanded indications for our products and product candidates, new or alternative dosing levels or frequency for our products or product candidates, or new or alternative administration of our products or product candidates, including method, mode or delivery device;
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
●any product liability or other lawsuits related to ARCALYST or our product candidates or any related activities;
●the costs associated with being a public company, including as a result of becoming a large accelerated filer as of December 31, 2020 and no longer being an emerging growth company at that time or a smaller reporting company as of January 1, 2021;
●our need and ability to hire and retain skilled personnel; and
●the receptivity of the capital markets to financings by biopharmaceutical companies generally and companies with a single commercial product and product candidates and technologies such as ours specifically.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we are unable to obtain funding when needed, we will be forced to curtail, delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or commercialization efforts of any of our products or product candidates for which we obtain approval. We may also be unable to expand our operations or otherwise capitalize on our business opportunities or may be required to relinquish rights to our product candidates or products. Any of these occurrences could materially affect our business, financial condition and results of operations.

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates or products.

Until such time as we can generate substantial product revenue, if ever, we expect to finance most of our cash needs through private or public securities offerings, debt financings, government funding or grants, or other sources, including licensing, collaboration or other strategic transactions or arrangements with third parties and to a lesser extent through projected revenue from ARCALYST or any of our product candidates, if approved in the future. The terms of any financing may adversely affect the holdings or the rights of our shareholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our Class A common shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Obtaining funds through licensing, collaboration or other strategic transactions or arrangements with third parties may require us to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our shareholders, and may cause the market price of our Class A common shares to decline.

Risks Related to Commercialization

We have limited experience as a company commercializing a therapeutic product and supporting sales, marketing, distribution and general infrastructure either directly and/or through agreements with third parties. As a company we have limited experience selling, marketing and distributing any therapeutic products. As a result we may not be successful in commercializing ARCALYST or any future approved product candidates, thus potentially impairing commercial potential for ARCALYST and our product candidates to generate any revenue.

The FDA approved ARCALYST for the treatment of recurrent pericarditis and reduction in risk of occurrence in adults and children 12 years of age and older in March 2021. Upon approval by the FDA, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States. While members of our management team have obtained marketing approvals for product candidates in the past while employed at other companies, we as a company have not previously obtained marketing approvals for any of our product candidates and have not previously sold, marketed or distributed any therapeutic products until now. To achieve commercial success for ARCALYST, or any future approved product candidate, we have established and expanded our internal capabilities, including but not limited to, sales, marketing, distribution, access and patient support services as well as making arrangements with third parties to perform certain services. We recruited and trained a specialty cardiology sales force of approximately 30 representatives who are charged with calling on high-volume accounts and specialists. We have hired other customer facing teams, including for our medical affairs, payor and patient support services teams to complement the efforts of the sales force, as well as developed an efficient digital marketing campaign. Our internal capabilities are augmented through contracts with third parties for distribution services, price reporting and aspects of our patient services programs. We undertook these efforts in order to commercialize ARCALYST in the United States. Each aspect of commercialization on its own can be complex, expensive and time consuming, and collectively the required effort for coordination is intensive. For example, recruiting and training a sales force and establishing marketing, payor and patient support service capabilities is expensive and time consuming and if not executed as planned could delay or reduce the effectiveness of the launch of ARCALYST and our product candidates, if approved.

Factors that may inhibit our efforts to timely and successfully commercialize ARCALYST or any of our current or future product candidates, if approved, include:

●our inability to recruit, train and retain adequate numbers of effective sales, marketing, access, and payor and patient support personnel;

●the inability of sales personnel to obtain access, especially within the restrictions of the ongoing COVID-19 pandemic, to physicians and accounts as well as for an adequate number of physicians or accounts to prescribe ARCALYST or any of our future products;
●the lack of complementary products to be supported by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●our inability to develop strong scientific-based relationships to drive disease awareness and education;
●our inability to establish the unmet medical need for the disease, and, with respect to ARCALYST or any of our future products, our inability to enable it to be viewed as the product of choice within the indication in which it is approved;
●our inability or delay in gaining reimbursement and broad patient access at a price that reflects the value of ARCALYST or any of our future products;
●our inability to equip customer-facing personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding applicable diseases relevant to ARCALYST or any of our future products;
●our inability to effectively distribute products in a timely manner;
●our inability to provide physicians and patients adequate support and training to build comfort around reconstitution and self-administration process to initiate and continue to use ARCALYST or any of our future products;
●our inability to develop robust patient support programs to optimize the patient and customer experience with ARCALYST or any of our future products as well as with the Company;
●our inability to develop or obtain and sustain sufficient operational functions and infrastructure to support our commercial activities; and
●unforeseen costs and expenses associated with creating a sales, marketing, and access organization.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties, delays or unforeseen costs. If we experience any of the factors that may inhibit our efforts to commercialize ARCALYST or any of our product candidates, if approved, we will not be successful in commercializing ARCALYST or any such future product candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

The impact of the COVID-19 pandemic and measures taken in response to the COVID-19 pandemic has resulted in limitations on certain commercial activities, which, if prolonged, may impede the effective commercialization of ARCALYST or any of our product candidates, if approved, and result in lower than anticipated future revenue.

As part of our commercial strategy for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence, we have implemented a focused and targeted launch effort, with a specialty cardiology salesforce of approximately 30 representatives charged with calling on high-volume accounts and high-volume specialists to help ensure that decision-makers view recurrent pericarditis as a serious, debilitating disease with a significant unmet need and view ARCALYST as the product of choice for the treatment of recurrent pericarditis and reduction in risk of recurrence.

The COVID-19 pandemic and measures taken in response to the COVID-19 pandemic, including business and travel restrictions and social-distancing to halt the spread of the pandemic, has had an impact on businesses, healthcare systems, regulatory authorities and other organizations and conferences. These measures may result in limitations on certain aspects of our commercialization strategy, including our specialty cardiology salesforce not being able to access, or having limited access, to physician offices and other high-volume accounts in person, which if prolonged, may impede the effective commercialization of ARCALYST and result in lower than anticipated future revenue.

Our current products or future approved product candidates may not gain market acceptance by physicians, patients, or third-party payors (e.g., governments and private health insurers), in which case our ability to generate product revenues will be impaired.

Even with FDA or any other regulatory authority approval of the marketing of ARCALYST or any of our other product candidates in the future (whether developed on our own or with a collaborator), physicians, healthcare providers, patients, the medical community or third-party payors may not accept or use ARCALYST or any of our future product candidates, or may effectively block or limit their use in the case of third-party payors. If ARCALYST or any of our other product candidates, if approved, do not achieve an adequate level of acceptance, we may not generate the projected level of product revenue or profits from operations, if at all. The degree of market acceptance of ARCALYST in the approved recurrent pericarditis indication, or any of our future approved product candidates, if any, will depend on a variety of factors, including:

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

If ARCALYST or any of our future approved products, if any, fail to gain market acceptance, our ability to generate revenue will be adversely affected. Even if ARCALYST or any future approved product candidates achieve market acceptance, the relevant market may prove not to be large enough to allow us to generate significant revenue.

The successful commercialization of our products and future approved product candidates, if any, will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide funding, establish favorable coverage and pricing policies and set adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for our products and future approved product candidates, if any, could limit our ability to market those products and decrease our ability to generate revenue.

Our ability to successfully commercialize ARCALYST in the approved recurrent pericarditis indication and other approved indications in the United States or any of our future approved product candidates, if any, particularly in orphan or rare disease indications, will depend in part on the availability of favorable coverage and the adequacy of reimbursement for ARCALYST or the product candidate and alternative treatments from third-party payors (e.g., governmental authorities, private health insurers and other organizations). We are seeking favorable coverage and reimbursement for ARCALYST for the treatment of recurrent pericarditis and reduction of risk of recurrence in adults and children 12 years of age and older from third-party payors. Obtaining coverage and adequate reimbursement is contingent on our ability to:

●obtain and present clinical data that supports payor value/benefit assessments;
●execute formal payor value/benefit assessment processes;
●obtain coverage that enables use in populations reflected in any product candidate’s approved product label; and
●effectively negotiate favorable pricing and reimbursement terms.

While in some markets, there is a single payor, in other markets there are multiple payors that can have different ways of assessing prescription drugs and therapeutics. To successfully commercialize ARCALYST or any of our product candidates, if approved, we will be required to utilize the expertise, internally or through a third party, and resources that are sufficient to execute on the respective product candidate’s coverage and reimbursement strategy. We cannot be certain we will be able to effectively execute our coverage and reimbursement strategy in the markets we pursue, which could limit the commercial potential of ARCALYST in the approved recurrent pericarditis indication or any of our product candidates, if approved. As a result, our ability to generate projected revenue from ARCALYST or any of our product candidates, if approved, could be negatively impacted.

Governmental authorities, private health insurers and other third-party payors have attempted to control costs by delaying the time to reimbursement, and by restricting the breadth of coverage and limiting the amount of reimbursement for particular products in terms of lower pricing and increasing the proportion of the cost for which the patient is responsible. There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be limited to a subset of the patient population for which the treatment is approved by the FDA or similar regulatory authorities outside the United States, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used. Coverage and reimbursement barriers by payors may materially impact the demand for, or the price of, , ARCALYST and any product candidate for which we obtain marketing approval, if any. If coverage and reimbursement are not available, or available only at limited levels, or if such coverage will require patient out-of-pocket costs that are unacceptably high, we may not be able to successfully commercialize , ARCALYST or any of product candidates for which we obtain marketing approval. Moreover, any coverage or reimbursement that may be obtained may be decreased or eliminated in the future.

Third-party payors continue to introduce new tactics to contain costs, including more rigorous value/benefit assessment processes and criteria. For example, it is possible that third-party payors will select low-cost clinical comparators that serve as benchmarks for determining relative value, including generics, biosimilars and lower costs brands with or without the same approved indication. The result of such a change would be a more challenging value/benefit assessment caused by a more challenging basis for comparison and the potential for a worse relative outcome. Third-party payors may determine that we have failed to generate sufficient evidence to demonstrate the relative benefits of ARCALYST or any of our product candidates, if approved, and refuse to provide coverage and reimbursement entirely, or many find the evidence not sufficiently compelling to support the desired pricing and reimbursement. Similarly payors may implement coverage criteria that seeks to limit the use of ARCALYST or any of our product candidates, if approved, to situations where a patient must be proven to not adequately respond to the lower-cost comparator. The potential of third-party payors to introduce more rigorous value/benefit assessment processes and criteria could have a negative impact on our ability to commercialize ARCALYST or any of our product candidates for which we receive marketing approval successfully.

Third-party payors are also introducing more challenging price negotiation methodologies, including in re-visiting established coverage and reimbursement parameters when new competitors, including brands, generics and biosimilars enter the market. It is possible that a third-party payor may consider our product candidates as substitutable and only be willing to cover the cost of the alternative product. Even if we show improved efficacy, safety or improved convenience of administration with ARCALYST or any of our product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge for ARCALYST or any of our product candidates, if approved. Third-party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound, in other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and or reimbursement levels. The potential of third-party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to commercialize ARCALYST or any of our product candidates, if approved, successfully.

The incidence and prevalence for target patient populations of our products or product candidates have not been established with precision. If the market opportunities for our products and product candidates are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be materially adversely affected.

The precise incidence and prevalence for all the conditions we aim to address with our programs are not known with specificity, including with respect to COVID-19 pneumonia and hyperinflammation. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, are based largely on our extrapolation from available population studies and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, pharmacy claims analyses, large national surveillance databases or market research, and may prove to be incorrect. Further, new trials and therapeutic options may lead to changes in the estimated incidence or prevalence of these diseases, or relevant subpopulations thereof, including the introduction of a vaccine for the prevention of COVID-19 with respect to COVID-19 pneumonia and hyperinflammation. As a result, the number of patients who may benefit from our products or product candidates may turn out to be lower than expected.

The total addressable market for any of our products and approved product candidates in the future, if any, will ultimately depend upon, among other things, the diagnostic criteria and applicable patient population included in the final label for the product or product candidate approved for sale for its indication, the efficacy, safety and tolerability demonstrated by the product candidate in our clinical trials, acceptance by the medical community and patients, pricing, access and reimbursement. The number of addressable patients in the United States and other major markets outside of the United States may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are very small, we may never achieve profitability despite obtaining significant market share.

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

Drug importation and cross-border trade, both sanctioned and unsanctioned, occurs when a pharmaceutical product from a market where the official price is set lower is shipped and made commercially available in a market where the official price is set higher. Any future relaxation of laws that presently restrict or limit drug importation or cross-border trade, including in the United States, could have a material negative impact on our ability to commercialize ARCALYST or any of our product candidates, if approved.

We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, we may not be able to achieve or sustain favorable pricing for ARCALYST or any of our product candidates, if approved, and adequate reimbursement.

If, in the future, we are unable to maintain our sales, marketing and distribution capabilities, infrastructure and organization directly and/or through agreements with third parties to sell and market ARCALYST in recurrent pericarditis or any product candidates, if approved, the commercial potential for ARCALYST and our product candidates, if approved, to generate any revenue may be impaired.

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

Although we do not have immediate plans to pursue the regulatory approval and commercialization of ARCALYST for recurrent pericarditis or any other indication outside of the United States, we are evaluating the opportunities for the development and commercialization of our product candidates in certain markets outside of the United States. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials, manufacturing and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in markets outside of the United States, we would be subject to additional risks and uncertainties, including:

●our ability to obtain reimbursement for our product candidates in such markets;
●our inability to directly control commercial activities because we may rely on third parties;
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

We are subject to ongoing obligations, regulatory requirements and continued regulatory review, which may result in significant additional expense. Additionally, our products and future approved product candidates, if any, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

We are subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping, AE reporting, conduct of post-marketing trials and submission of safety, efficacy and other post-market information for our products, including both federal and state requirements in the United States. We are also subject to additional ongoing obligations and continued regulatory review, which may result in significant additional expense. Furthermore, if we seek and receive approval from comparable regulatory authorities outside of the United States for products or any of our product candidates, if approved, in the future, we will be subject the requirements of comparable regulatory authorities outside of the United States.

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

While our current clinical and medical affairs activities are subject to certain ongoing regulatory requirements concerning appropriate exchange of medical and scientific information, they must also comply with additional requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval.

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

Upon the FDA’s approval of ARCALYST for the treatment of recurrent pericarditis and the reduction in risk of recurrence in adults and children 12 years of age and older in March 2021, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States and will evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits. As we assumed the sales and distribution responsibilities of ARCALYST for the approved indications in the United States and began marketing ARCALYST in the approved recurrent pericarditis indication, we became subject to additional healthcare statutory and regulatory requirements and enforcement by the United States federal and state governments and the governments of other countries or jurisdictions in which we conduct our business.

Healthcare professionals, physicians and third-party payors play a primary role in the recommendation and prescription of ARCALYST and any product candidates for which we obtain marketing approval. Our arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute ARCALYST and our product candidates for which we obtain marketing approval.

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

●the U.S. federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” created under Section 6002 of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to certain financial interactions with physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), additional categories of healthcare practitioners beginning in 2022, and teaching hospitals, as well as the ownership and investment interests of physicians and their immediate family members; and
●analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare professionals or marketing expenditures and pricing information.

These laws and regulations, among other things, may constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, prescribers or other potential purchasers of our products or product candidates, if approved. We have entered into consulting and advisory board agreements with physicians, some of whom are paid in the form of shares or options to acquire our common shares. We could be adversely affected if regulatory agencies determine our financial relationships with such prescribers to be in violation of applicable laws or the appearance of a conflict of interest. For example, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator or a clinical trial site has created a conflict of interest or otherwise affected interpretation of a study. The FDA or other regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized, which could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authorities and may ultimately lead to the denial of marketing approval of our product candidates. Furthermore, investigators for our clinical trials may become debarred by FDA or other regulatory authorities, which may impact the integrity of our studies and the utility of the clinical trial itself may be jeopardized. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations.

Interactions between biopharmaceutical companies and healthcare professionals are also governed by strict laws, regulations, industry self-regulation codes of conduct and healthcare professionals’ codes of professional conduct in Europe and individual European member states. The provision of any inducements to healthcare professionals to prescribe, recommend, endorse, order, purchase, supply, use or administer a drug product is prohibited. A number of European member states have established additional rules requiring pharmaceutical companies to publicly disclose their interactions with physicians and other healthcare professionals and to obtain approval from employers, professional organizations or competent authorities before entering into agreements with healthcare professionals.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including activities conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Further, defending against any such actions can be costly, time consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Risks Related to Product Development

We depend heavily on the success of one or more of our products and product candidates, which are in various stages of clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately successfully commercialize one of our product candidates, or experience significant delays in doing so, our business will be significantly harmed.

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable regulatory authorities outside of the United States. Our product candidates are in various stages of clinical development. Our assumptions about why our product candidates are worthy of future development and potential approval in the indications for which we are studying them, or any other indications, are based in part on indirect data collected by other companies and in part from data collected from our preclinical and clinical trials. We may not be able to demonstrate that they are safe or effective in the indications for which we are studying them, and they may not be approved.

Although Mavrilimumab was studied in Phase 2 clinical trials conducted by MedImmune outside of the United States for the treatment of rheumatoid arthritis, or RA, we studied mavrilimumab in a global Phase 2 clinical trial for the treatment of GCA, for which we announced that the trial met both the primary and secondary efficacy endpoints with statistical significance, and are conducting a global placebo-controlled Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation, for which we released top-line data from the first cohort of the Phase 2 portion of the trial, and are enrolling and dosing patients in a Phase 3 portion of the trial. We have been studying vixarelimab in prurigo nodularis, for which we released top-line data from our Phase 2a clinical trial, and are enrolling and dosing patients in a Phase 2b dose-ranging study of vixarelimab in prurigo nodularis. In addition, we are planning to initiate a Phase 2 clinical trial of KPL-404. Our future preclinical product candidates would need to progress through toxicology studies and other requirements to enable an Investigational New Drug application, or IND, prior to clinical development. We cannot be certain that any of our product candidates will be successful in these clinical trials or will receive regulatory approval even after completing a successful pivotal clinical trial. We may also determine that the potential product and commercial profile of any of our product candidates may not ultimately be commercially successful, or even if they have the potential to be commercially successful, we may not have sufficient resources, which in either case could lead us to discontinue development of one or more of our product candidates or we may otherwise determine to not support further development of any of our product candidates at any time for any reason. If we do not receive regulatory approvals for more than one of our product candidates, we may not be able to continue our operations.

While we received FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, each of our product candidates require additional preclinical or clinical development and all of our product candidates will require regulatory approval in one or more jurisdictions, manufacturing capacity and expertise, successful manufacture of clinical supply, and, if ultimately approved, will require an organization to support commercialization and product launch, and significant marketing efforts before we will be able to generate any revenue from product sales of such product candidates, if approved. The success of our product candidates or potential future product candidates depends upon several factors, including the following:

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
●timely and successful commercial launch of our product candidates;
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

If we do not accomplish one or more of these factors in a timely manner or at all, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic, we could experience significant delays in, or an inability to, timely or successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for one or more additional product candidates, we may not be able to continue our operations. Even though we received FDA approval for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, and assumed the sales and distribution of ARCALYST for the previously approved indications in the United States, we will evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits, and the relevant markets for these indications may prove not to be large enough to allow us to generate significant revenue from these product sales. Moreover, even if we successfully obtain regulatory approvals to manufacture and market one or more product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, among other things. If the markets for patient subsets that we are targeting are smaller than we estimate, we may not generate projected revenue levels from sales of such product candidates, if approved.

Clinical drug development is a lengthy and expensive process with uncertain timelines and outcomes. We may encounter substantial delays in our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities. We may therefore be unable to obtain required regulatory approvals and be unable to successfully commercialize our product candidates on a timely basis, if at all.

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

For example, the FDA has provided feedback that the risk-benefit assessment for investigation of mavrilimumab in a clinical trial may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk-benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment option. In addition, we anticipate that other potential indications for mavrilimumab would need to be in serious or life-threatening diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to pursue clinical development in such indications or potentially in indications requiring limited doses where the theoretical risk of pulmonary alveolar proteinosis, or PAP, is low. Further, based on FDA feedback we received in connection with its review and approval of an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to eventually demonstrate safety and effectiveness of mavrilimumab beyond 26 weeks, as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses in GCA.

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

Delays in the commencement or completion of our planned and ongoing clinical trials of our product candidates have occurred and may continue to occur. Consequences of delays have increased and may in the future increase our costs of developing our product candidates, slow down the development and approval of our product candidates, delay or jeopardize our ability to commence product sales and generate revenue, if any, from our product candidates and harm their commercial prospects. Furthermore, disruptions caused by the COVID-19 pandemic have increased and may continue to increase the likelihood that we encounter such difficulties or delays in commencing or completing our planned and ongoing clinical trials or other development. In addition, many of the factors that cause, or lead to, a difficulties and delays in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or us deciding to modify or cease development of our product candidates.

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

The COVID-19 pandemic, and measures taken in response to the pandemic, have had and could continue to have an impact on our current or planned preclinical studies and clinical trials. If the COVID-19 pandemic and measures undertaken in response to the pandemic are prolonged, or the easing of any of such measures has adverse consequences, we may experience significant disruptions that could materially impact our preclinical studies and clinical trials, including by:

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
●impeding, delaying, limiting or preventing the production, delivery or release of the supply of our product candidates, including due to disruptions at manufacturing facilities that produce our product candidates, staffing shortages, reprioritizations, production slowdowns or stoppages or interruptions in global shipping;
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

●diverting healthcare resources away from the conduct of clinical trials or reprioritizing the focus of such resources on clinical trials for product candidates with the potential for treatment or prevention of COVID-19 related conditions;
●timing of COVID 19 and other vaccinations received by potential patients for our clinical trials may impede, delay, limit or prevent such potential patients from enrolling in our clinical trials;
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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit a sufficient number of patients to participate in testing our product candidates, including for the treatment of conditions associated with COVID-19, particularly given that many of the conditions for which we are evaluating our current product candidates or may evaluate them in the future are in small disease populations. In addition, the eligibility criteria of our clinical trials will further limit the pool of available trial participants, as we will require patients to have specific characteristics that we can evaluate based on the primary and secondary endpoints of the study. Further, our product candidates modulate the immune system and carry risks associated with immunosuppression, including the risk of serious infections, potential interference with vaccines, and other potential serious health risks.

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

Our products and product candidates may cause undesirable side effects or have other safety risks that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences, including withdrawal of approval, following any potential marketing approval.

Treatment with our products and product candidates may produce undesirable side effects or adverse reactions or events. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in more restrictive labels or the delay or denial of regulatory approvals by the FDA or other comparable regulatory authorities outside of the United States.

Our products and product candidates modulate the immune system and carry risks associated with immunosuppression, including the risk of serious infections and other potential serious health risks.

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

However, if the results of our clinical trials reveal an unacceptable severity and prevalence of these or other side effects, the FDA or applicable regulatory authority outside of the United States may suspend or terminate our clinical trials, or not authorize us to initiate further trials. In addition, if other anti-GM-CSF molecules in development by third parties show these or similar side effects, it could have an impact on the entire class of anti-GM-CSF molecules in development and the applicable regulatory agency may suspend or terminate our clinical trials, or not authorize us to initiate further trials. The FDA or comparable regulatory authorities outside of the United States could order us to cease further development of, or deny or withdraw any approval of, any of our products or product candidates for any or all targeted indications.

For example, we anticipate that other potential indications for mavrilimumab would need to be in serious or life-threatening diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to be studied in such indications or potentially in indications requiring limited doses where the theoretical risk of PAP is low. In addition, based on FDA feedback we received in connection with its review and authorization of an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to eventually demonstrate the safety and effectiveness of mavrilimumab beyond 26 weeks as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses in GCA.

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

Further, clinical trials by their nature utilize a sample of the potential patient population. Certain rare and severe side effects associated with our products or product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidates. For our products or any of our product candidates that receive marketing approval, and we or others later identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including but not limited to:

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product or product candidate, if approved, and could significantly harm our business, results of operations and prospects.

If we cannot replicate positive results from earlier preclinical studies and clinical trials conducted by us or third parties, including the companies from whom we have licensed or acquired or may in the future license or acquire our product candidates, in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our current or future product candidates.

Positive results from our preclinical studies and any positive results we may obtain from our earlier clinical trials of our product candidates, or from the clinical trials conducted by third parties, including investigator-initiated studies or the companies from whom we in-licensed or acquired or may in the future in-license or acquire our product candidates, may not be predictive of the results from any required later preclinical studies and clinical trials. Similarly, the positive results from the preclinical studies and earlier clinical trials or investigator initiated studies of our product candidates may not be replicated in our subsequent preclinical studies and clinical trial or investigator initiated study results. The mechanisms of action of our product candidates may not prove to be safe or effective to treat the diseases we are studying. Further, the safety and efficacy of our product candidates have not been determined for the indications in which we are developing them, and we cannot provide any assurance that their development will be successful. For example, although mavrilimumab has been studied in Phase 2 clinical trials for RA, GCA and COVID-19, its safety and efficacy have not been established in the indications we are pursuing, and, if even any such indications are further pursued by us, we may fail to receive regulatory approval for those indications.

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

Further, from time to time we may announce or publish preliminary data from our pre-clinical studies or clinical trials, which are based on a preliminary analysis of final data. Preliminary data from our preclinical studies and clinical trials are subject to change following a more comprehensive review of the data from the particular preclinical study or trial. We also make assumptions, estimations, calculations and conclusions as part of our preliminary analyses of the data, and we may not have received, or had the opportunity to evaluate fully and carefully, all of the data. As a result, preliminary data remain subject to audit and verification procedures that may result in the final data being different from the preliminary data we previously announced or published.

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

Risks Related to Marketing Approval and Regulatory Matters

Regulatory approval processes are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our current or future product candidates or we fail or otherwise cease to advance their development, we will be delayed in commercializing or will not be able to commercialize, our current or future product candidates and our ability to generate additional revenue will be materially impaired.

Our current or future product candidates and the activities associated with their development and commercialization, including their trial design, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, pricing, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our current or future product candidates, we must obtain marketing approval. We may not be able to receive approval or clearance to market any of our current or future product candidates from regulatory authorities in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval or clearance. We may need to rely on third-party CROs and regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the biologic manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities. Our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. The FDA and other regulatory authorities have substantial discretion in the approval process, including determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority. In addition to the United States, we may seek regulatory approval to commercialize our product candidates in other jurisdictions. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions.

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies or clinical or other trials for our current or future product candidates. Our current and future product candidates could be delayed in receiving, or fail to receive, regulatory approval or we may fail or cease to advance their development for many reasons, including the following:

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
●the results of clinical trials may not meet the primary or secondary endpoints of the applicable trial or the level of statistical significance required by the FDA or comparable regulatory authorities in other jurisdictions;
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
●our third-party contractors may fail to comply with data quality and regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
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

In addition, even if we were to obtain approval for one or more of our current or future product candidates, regulatory authorities may approve any of our current or future product candidates for fewer or more limited indications than we request. For example, in connection with our vixarelimab program, regulatory authorities may recognize a narrower patient population as having prurigo nodularis or define the disease differently than we do. Furthermore, regulatory authorities may not approve the price we intend to charge, may grant approval contingent on the performance of costly post-marketing clinical trials, may impose certain post-marketing requirements that impose limits on our marketing and distribution activities, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our current or future product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of or to advance our current or future product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate additional revenue will be materially impaired.

Our products, current product candidates and any of our future product candidates regulated as biologics in the United States may face biosimilar competition sooner than anticipated.

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

For example, although ARCALYST was approved as a biological product under a BLA for the treatment of CAPS in February 2008, and we believe it qualified for the 12-year period of exclusivity against any biosimilars, such 12-year period of exclusivity has lapsed. The FDA approved ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021. However, the 12-year exclusivity period does not attach to the approval of an sBLA, potentially creating the opportunity for biosimilar competition, subject to any orphan drug exclusivity under the U.S. Orphan Drug Act (See “Risk Factors — Risks Related to Marketing Approval and Regulatory Matters — We may seek orphan drug designation for our product candidates in the United States, as well as for any of our product candidates in the EU, and we may be unsuccessful, or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for any product candidate for which we obtain orphan drug designation.”). If we obtain FDA approval for any of our other biological product candidates, we expect any such product candidates to qualify for the 12-year period of exclusivity under the BPCIA. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider any such approved product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated.

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

Even if we obtain marketing authorization of our current or future product candidates in a major pharmaceutical market such as the United States, or the EU, we may not seek or obtain approval or commercialize our current products or product candidates, in other markets, which would limit our ability to realize their full market potential.

In order to market any products in a country or territory, we must establish and comply with numerous and varying regulatory requirements of such country or territory regarding safety and efficacy. Regulatory requirements can vary widely from country to country, and clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation, additional administrative review periods, and additional preclinical studies or clinical trials, which would be costly and time consuming and could delay or prevent the introduction of our current or future product candidates, or ARCALYST, in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries.

We may seek orphan drug designation for our product candidates in the United States, as well as for any of our product candidates in the EU, and we may be unsuccessful, or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity, for any product candidate for which we obtain orphan drug designation.

We received orphan drug designations in the United States for ARCALYST for the treatment of pericarditis, which includes recurrent pericarditis, and for mavrilimumab for the treatment of GCA, and we may seek orphan drug designation for certain of our other product candidates in the United States as well as for any of our product candidates in the EU. We may be unsuccessful in obtaining such designation for any of our other product candidates or unable to maintain the associated benefits for ARCALYST now that it is approved by the FDA for recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older or for mavrilimumab or any of our other current or future product candidates that are granted orphan drug designation, if any. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics intended to treat relatively small patient populations as orphan drug products. Under the U.S. Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

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

Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we received orphan drug designations in the United States for ARCALYST for the treatment of pericarditis and for mavrilimumab for the treatment of GCA, and we may seek orphan drug designation for our other current or future product candidates, we may never receive such designation for such other product candidates. Even though we received such designation for ARCALYST and mavrilimumab and may receive such designation for any of our other current or future product candidates, there is no guarantee that we will enjoy the benefits of such designations.

We may seek Breakthrough Therapy designation or Fast Track designation by the FDA for one or more of our product candidates, which we may not receive. Such designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We received Breakthrough Therapy designation for ARCALYST for the treatment of recurrent pericarditis, and we may seek Breakthrough Therapy or Fast Track designation for some of our other product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In addition, if a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation.

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

We have limited experience obtaining marketing approvals, and we may be unable to successfully do so for any of our current or future product candidates. Failure to successfully complete another pivotal clinical trial or obtain marketing approval in a timely manner for any of our current or future product candidates could have a material adverse impact on our business and financial performance.

Conducting pivotal clinical trials and preparing, and obtaining marketing approval for, a product candidate is a complicated process. As a company, we have only limited experience in obtaining marketing approval for our product candidates. As a result, in the future, obtaining marketing approval for our any of current or future product candidates may require more time and expense than we anticipate. Failure to successfully complete, or delays in, any of our eventual other pivotal trials or related regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval for, or clearance of, our current or future product candidates. It is possible that the FDA or other regulatory authorities may refuse to accept for substantive review any regulatory submissions that we submit for our product candidates or may conclude after review of our applications for any of our current or future product candidates that the submissions are insufficient to obtain marketing approval or clearance of any of our current or future product candidates. If the FDA or other regulatory authorities do not accept our applications for our current or future product candidates, if any, or the FDA delays or does not issue marketing authorizations for any of our current or future product candidates, the FDA or other regulatory authorities may require that we conduct additional clinical, preclinical or manufacturing validation trials and submit that data before they will reconsider our applications. Depending on the extent of these or any other required trials, approval or receipt of any marketing authorization may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials, if performed and completed, may not be considered sufficient by the FDA or other regulatory authorities to approve or grant marketing authorizations. Any delay in obtaining, or an inability to obtain, marketing approvals would delay or prevent us from commercializing any of our current or future product candidates, generating additional revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to modify or cease our development efforts for one or more of our product candidates, which could significantly harm our business.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission-critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Manufacturing and Our Reliance on Third Parties

We contract with third parties for manufacturing our commercial supply of ARCALYST and clinical supply for our product candidates and for certain research and other preclinical development and expect that we will continue to do so in the future. This reliance on third parties increases the risk that we may not have sufficient quantities of ARCALYST or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate any late-stage or commercial manufacturing facilities. Although we have built a development and manufacturing facility to produce drug substance to support certain research, preclinical and other clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain of our early-stage product candidates for the majority of our clinical development efforts, as well as for the commercial manufacture of ARCALYST or any of our current or future product candidates, if approved, as well as label and packaging activities. We rely on these third parties to produce ARCALYST and our product candidates at sufficient quality and quantity to support our development and commercialization efforts. Our reliance increases the risk that we will have insufficient quantities of ARCALYST and our product candidates or that ARCALYST and our product candidates are not produced at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

For example, Regeneron is the sole manufacturer of ARCALYST and we have a contract with Regeneron to produce ARCALYST on an exclusive basis for a period of time. However, Regeneron is not obligated to accept our forecasts or our purchase orders that are not in line with accepted forecasts and Regeneron may not have sufficient manufacturing capacity to meet our commercial demand of ARCALYST. Regeneron, in turn, relies upon a CMOs or other third-parties to conduct fill/finish operations for ARCALYST. Under certain circumstances, we or Regeneron could initiate a technology transfer to either us or another CMO to manufacture ARCALYST. Finding new CMOs or third-party suppliers to produce ARCALYST would add additional cost and require significant time and focus of our management team. The CMO would need to produce ARCALYST at a different manufacturing site and potentially using a different process or at a different scale. We cannot provide any assurance that the technology transfer from Regeneron to us or another CMO will be successful in producing ARCALYST in sufficient quantities or of acceptable quality, if at all, or that we or another CMO will produce a comparable product to the satisfaction of the FDA or other comparable regulatory authorities, which could delay, prevent or impair the further development, if any, or commercialization of ARCALYST. In addition, there is typically a transition period when a new CMO commences work. Any significant delay or interruption in the supply of ARCALYST by Regeneron or otherwise could considerably impact our ability to meet commercial or clinical demand for the product and our ability to generate revenue from ARCALYST could be materially impaired.

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

As a result of the COVID-19 pandemic, existing and any new third-party CMOs or suppliers may be unable to produce or supply ARCALYST or our current or future product candidates or to obtain the raw materials needed to produce or supply of ARCALYST or our product candidates or may experience delays, restrictions or limitations in the production, delivery or release of the supply of them or the raw materials needed to produce them, including due to disruptions at the respective facilities that produce ARCALYST or our product candidates or obtain the raw materials needed to produce them, staffing shortages production slowdowns, stoppages or reprioritizations, including as a result of reprioritization by third parties or the U.S. government for any products or potential products related to the treatment or prevention of COVID-19, or interruptions in global shipping. In addition, there is typically a transition period when a new CMO commences work. Finding new CMOs or third-party suppliers involve additional cost and requires our management’s time and focus. Any significant delay in the supply of ARCALYST or our product candidates or the raw materials needed to produce them, could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates or our commercialization efforts. Our current and anticipated future dependence upon others for the manufacture of ARCALYST and our product candidates may adversely affect our future profit margins and our ability to successfully commercialize any product candidates that receive marketing approval, if any, on a timely and competitive basis.

If we make manufacturing or formulation changes to our products or product candidates or change manufacturers or manufacturing processes, we may be unsuccessful in producing products or product candidates comparable to those used in prior clinical trials. Therefore, we may need to conduct additional process development or additional clinical trials to bridge our prior clinical results to those resulting from the new manufacturing process, which could impact the timing and subsequent success of our planned clinical trials. In addition, as we plan to produce clinical trial and commercial material at a CMO, the CMO may be required to adopt different manufacturing protocols or processes. For example, although Regeneron has produced ARCALYST for commercial use for over ten years, the FDA or other applicable regulatory authorities in other jurisdictions may reevaluate ARCALYST’s current manufacturing processes or route of administration in connection with evaluating whether to approve ARCALYST for any new indication in the future or in connection with a technology transfer from Regeneron to us or another CMO.

The facilities used by our CMOs to manufacture ARCALYST and our current and future product candidates may be inspected by the FDA and other comparable regulatory authorities in connection with the submission of our marketing applications to, and review by, the FDA or other regulatory authorities or based on their work for other clinical trial sponsors. While we provide oversight of manufacturing activities, we do not and will not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs and other regulatory requirements in connection with the manufacture of ARCALYST and our product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other applicable regulatory authorities in other jurisdictions, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we review the compliance history and performance of our CMOs and have the ability to audit their compliance and performance, we have no direct control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel other than through quality monitoring in accordance with our agreements with the CMOs. If the FDA or comparable regulatory authorities in other jurisdictions does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market ARCALYST or our current or future product candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products or product candidates, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our products or product candidates.

Although we have entered into certain agreements for the manufacture of clinical material for our product candidates and commercial material for ARCALYST, we may be unable to establish new agreements on acceptable terms, if at all, with third-party manufacturers for such product and product candidates. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●reliance on the third party for regulatory compliance and quality assurance;
●the possibility that the third party cannot manufacture in quantities sufficient to meet our demand due to competing priorities, capacity limitations, or other reasons, including those related to the COVID-19 pandemic;
●the possible breach of the manufacturing agreement by the third party;
●the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates may compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Furthermore, given the limited number of available manufacturing slots and the long lead times needed to reserve them, manufacturers require monetary commitments in connection with such reservations as well as fees for changes or cancellations in the reserved manufacturing slots. As a result, we may wait to reserve manufacturing slots until we can be informed by data from the clinical trials of our product candidates, which may be several months from the time we request manufacturing slots. Any significant delay in the supply of clinical materials for our product candidates could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Alternatively, we may project when we may need additional clinical material for our product candidates and reserve manufacturing time-slots “at-risk” prior to our product candidates having generated data from their then current clinical trials. In addition, given the lead times we must provide to Regeneron with respect to the commercial supply of ARCALYST, we must place purchase orders based on projected demand, in advance of knowing the market acceptance of ARCALYST for the treatment of recurrent pericarditis. Such projections involve risks and uncertainties and may result in additional costs or delays in manufacturing clinical materials for ARCALYST and our product candidates when and if we actually need them and may result in having too little or too much ARCALYST in inventory to meet actual market demand.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval or commercialization efforts for our product candidates. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. Further, Regeneron has an exclusive right to produce ARCALYST for a period of time, which could impact our ability to find a replacement manufacturer for ARCALYST in a short-period of time if needed.

Our business involves the use of hazardous materials, and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of ARCALYST or our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ and suppliers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Manufacturing issues at our facility and the facilities of our third-party service providers, including as a result of the COVID-19 pandemic, could cause product shortages, disrupt or delay our clinical trials or regulatory approvals, delay or stop commercialization of our products and product candidates, and adversely affect our business.

The manufacture of our products and product candidates is highly regulated, complex and difficult, requiring a multi-step and controlled process, and even minor problems or deviations could result in the product candidates being out-of-spec, failed batches or other failures, such as defective products or manufacturing failures. We have limited experience overseeing the manufacturing processes of mavrilimumab, vixarelimab, and KPL-404 and no experience overseeing the manufacturing process of ARCALYST. Due to the highly technical requirements of manufacturing our product candidates and the strict quality and control specifications, we and our third-party providers may be unable to manufacture or supply ARCALYST or our product candidates despite our and their efforts. Failure to produce sufficient quantities of our product candidates could delay their development, result in supply shortages for our patients, result in lost revenue, if any, and diminish our potential profitability, as applicable, which may lead to lawsuits or could delay the introduction of our product candidates to the market. Failure to produce sufficient quantities of ARCALYST could result in supply shortages for our patients, result in lost revenue, and impact our ability to hold sufficient quantities of safety stock to be properly positioned to address unexpected disruptions to the ARCALYST supply chain, which may lead to lawsuits.

The manufacture of ARCALYST and our product candidates is at high risk of product loss due to contamination, equipment malfunctions, human error or raw material shortages. Deviations from established manufacturing processes could result in reduced production yields, failed batches and other supply disruptions. If microbial, viral or other contaminations are discovered in ARCALYST or our product candidates or manufacturing facilities, any related production lot could be lost and the relevant manufacturing facilities may need to close for an extended period of time to investigate and remediate the contaminant.

Many additional factors could cause production interruptions at our facilities or at the facilities of our third-party providers, as well as disruptions in travel, shipping or delivery capabilities into and within the countries in which we or our manufacturers produce ARCALYST or our product candidates or disruptions to production capabilities, including due to the impact of natural disasters, accidents, boycotts, labor disputes, political and economic instability, including acts of terrorism or war, and an epidemic or pandemic or other outbreak of disease, including the COVID-19 pandemic. The occurrence of any such event could adversely affect our ability to satisfy the required supply for any of ARCALYST or our product candidates or successfully complete preclinical and clinical development, which would result in additional costs to us or impair our ability to generate revenue and would harm our business, financial condition and prospects significantly.

We and our third-party providers are required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. If we or any of our third-party providers are not able to establish and maintain procedures and processes sufficient to satisfy cGMP standards, we could experience a delay, interruption or other issues in our manufacture, fill-finish, packaging, storage or delivery of ARCALYST or our product candidates, and any related failure of the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to supply our products and product candidates. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

Any adverse developments affecting the operations of our third-party providers, such as any impact due to the COVID-19 pandemic including shortages or reprioritizations of raw materials, reprioritization by third parties or the U.S. government for any products or potential products related to the treatment or prevention of COVID-19, could result in a shortage of commercial products or product candidates or impose commercial product requirements, cause withdrawal of our product candidates or approved products, shipment delays, lot failures or recalls. We may also have to write off inventory and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such manufacturing issues could increase our cost of goods, cause us to lose potential revenue, reduce our potential profitability or damage our reputation.

The third parties upon whom we rely for the supply of the drug substance and drug product used in ARCALYST and our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business.

The drug substance and drug product used in ARCALYST, mavrilimumab and vixarelimab are supplied to us from single-source suppliers. Regeneron has a contractual right to be our sole source manufacturer of ARCALYST unless they have a persistent failure to satisfy our supply needs. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug substance and drug product for these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason.

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

In addition, to manufacturing ARCALYST, mavrilimumab and vixarelimab in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers may need to increase manufacturing capacity and, in some cases, alternative sources of commercial supply may need to be secured, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

Moreover, if there is a disruption to our manufacturing operations or one or more of our third-party manufacturers’ or suppliers’ relevant operations, such as due to the impact of the COVID-19 pandemic, including due to staffing shortages or reprioritizations, reprioritization by third parties or the U.S. government for any products or potential products related to the treatment or prevention of COVID-19, production slowdowns or stoppages or interruptions in global shipping, the supply of the related product or product candidate or will be delayed until we or such manufacturer or supplier restores the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our preclinical and clinical programs or successfully commercialize our products could be materially and adversely impacted if any of the third-party suppliers upon which we rely for raw materials and preclinical and clinical stage product candidate and commercial stage product supply were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our manufacturing facilities or equipment or those of our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our products and product candidates on a timely basis.

Establishing additional or replacement suppliers for the drug substance and drug product used in ARCALYST or our product candidates, if required, is unlikely to be accomplished quickly and can take several years, if at all. Furthermore, despite our efforts, we may be unable to procure a replacement supplier or do so on commercially reasonable terms, which could have a material adverse impact upon our business. If we or our CMOs are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we and our CMOs may seek to maintain adequate inventory of the drug substance and drug product used in ARCALYST or our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such drug substance and drug product from alternate sources of comparable quality at acceptable prices in a timely manner could impede, delay, limit or prevent our development or commercialization efforts, which could harm our business, results of operations, financial condition and prospects.

Certain of the materials required in the manufacture and the formulation of our products and product candidates are derived from biological sources. Such materials are difficult to procure and may be subject to contamination or recall. Access to and supply of sufficient quantities of raw materials which meet the technical specifications for the production process is challenging, and often limited to single-source suppliers. Finding an alternative supplier could take a significant amount of time and involve significant expense due to the nature of the products and the need to obtain regulatory approvals. If we or our manufacturers are unable to purchase the materials necessary for the manufacture of ARCALYST or our product candidates on acceptable terms, in a timely manner, at sufficient quality levels, or in adequate quantities, if at all, our ability to produce sufficient quantities of our products for clinical or commercial requirements would be negatively impacted. A material shortage, contamination, recall or restriction on the use of certain biologically derived substances or any other material used in the manufacture of our products and product candidates could adversely impact or disrupt manufacturing, which would impair our ability to generate revenue from the sale of ARCALYST or our product candidates, if approved.

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

We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to activate sites, conduct or otherwise support our preclinical studies and clinical trials for our product candidates properly and on time. We also rely on third parties to conduct other research related to our product candidates. We expect to rely heavily on these parties for such site activation, execution of and otherwise supporting clinical trials for our product candidates. While we have agreements governing their activities and we review the compliance history and performance of our CMOs as well as have the ability to audit such activities, we have no direct control over their activities and have limited influence over their actual performance other than through quality monitoring in accordance with our agreements with the CMOs. The third parties with whom we contract for execution of our preclinical studies and our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials in accordance with applicable GLP or GCP requirements, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not and will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies or clinical trials, we could be subject to warning letters or enforcement actions that may include civil penalties and criminal prosecution.

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

We expect mavrilimumab, if further developed and approved for the treatment of GCA, to experience competitive pressure from tocilizumab (ACTEMRA), marketed by Genentech USA, Inc., which was approved in 2017 for use in GCA as an adjunct to steroid taper. Additional competition may be experienced from Eli Lilly and Company and AbbVie Inc., which are conducting clinical trials for oral janus kinase inhibitors, Sanofi S.A. and Regeneron, which are recruiting a Phase 3 clinical trial with their anti-IL-6 program, Novartis International AG, which is recruiting a trial with its IL-17 antagonist secukinumab (Cosentyx) and Janssen Biotech, Inc., which is testing ustekinumab (STELARA) in two small studies for GCA. There are multiple other programs targeting GM-CSF antagonism not currently pursuing GCA in clinical trials that could decide in the future to engage in development of therapies for GCA, including GlaxoSmithKline plc, Izana Bioscience, Roivant Sciences Ltd., I-Mab Biopharma Co., Ltd., and Humanigen, Inc.

We are also evaluating mavrilimumab for the treatment of COVID-19 pneumonia and hyperinflammation. There are currently hundreds of active, industry sponsored clinical trials testing many different mechanisms of action for the treatment of COVID-19 related therapeutic areas in addition to the approved vaccines, and the many other clinical trials testing vaccines for the prevention of COVID-19.

Multiple therapies are in development for prurigo nodularis, and any that receive FDA approval for this indication will be likely competitors to vixarelimab. These products include nemolizumab, dupilumab and nalbuphine ER. There are multiple agents targeting antagonism of the CD40/CD40L interaction across a variety of clinical uses including, Novartis International AG, Biogen Inc., or Biogen, and UCB, Inc., C.H. Boehringer Sohn AG & Ko. KG and AbbVie Inc., Eledon Pharmaceuticals, Inc, Annelixis Therapeutics LLC, ImmuNext Inc. and Sanofi S.A., Viela Bio, Bristol-Myers Squibb Company and Astellas Pharma Inc.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel is also critical to our success. The failure to recruit, or the loss of the services of our executive officers, senior management or other key employees could impede the achievement of our research, development and commercialization objectives, including with respect to our sales, marketing and distribution capabilities, infrastructure and organization to commercialize products for which we have obtained marketing approval, including our lead program, ARCALYST in recurrent pericarditis, and for its other approved indications in the United States, which would seriously harm our ability to successfully implement our business strategy and potential commercial launch of ARCALYST. Furthermore, replacing executive officers, senior management and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition of responsibilities, our business may be adversely affected. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific and clinical personnel. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

We need to continue to develop our company and expand our scope of operations, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

We expect to continue to develop our company and expand the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems and infrastructure, expand our facilities over time and continue to recruit and train qualified personnel. Also, our executive and senior management teams have and may continue to divert a disproportionate amount of their attention away from their day-to-day activities and devote a substantial amount of time to managing these development and expansion activities. For example in January 2021, we implemented select components of a new ERP system that will enable the organization to manage the complexity of operating a commercial organization more efficiently. As with any implementation this new system will require specific skills and expertise to setup, maintain and utilize the system. We may not be able to develop these skills internally or in sufficient time and capacity, which could require us to expend additional resources to acquire them. Due to our limited resources, certain employees have and may continue to perform activities that are beyond their regular scope of work, and we may not be able to effectively manage the development of our company, expansion of our operations or recruit and train qualified personnel. This may result in weaknesses of our systems and infrastructure, give rise to managerial, operational and financial mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The development of our company and expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of one or more of our product candidates. If our executive and senior management teams are unable to effectively manage our anticipated development and expansion, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy as planned, including with respect to our commercial launch of ARCALYST in recurrent pericarditis. Our future financial performance and our ability to commercialize our product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future development of our company and expansion of our operations.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our product candidates, including ARCALYST, mavrilimumab and vixarelimab. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We acquire, in-license and file patent applications directed to our product candidates in an effort to establish intellectual property positions directed to their compositions of matter and manufacture as well as uses of these product candidates in the treatment of diseases. Our intellectual property includes patents and patent applications that we own as well as patents and patent applications that we in-license. For example, we have a field-specific exclusive license under a license agreement with Regeneron to patent applications and patents relating to ARCALYST, an exclusive license under a license agreement with MedImmune, or the MedImmune Agreement, to patent applications and patents relating to mavrilimumab, and an exclusive license under our license agreement with Beth Israel Deaconess Medical Center to patent applications and patents related to KPL-404.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or in-licensed patents have, or that any of our owned or in-licensed pending patent applications that mature into issued patents will have, claims with a scope sufficient to protect ARCALYST, mavrilimumab, vixarelimab, KPL-404 or our other product candidates. In addition, the laws of other countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions and adjustments may be available; however, the life of a patent, and the protection it affords, is limited. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Patents may be eligible for limited patent term extension in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. Similar patent extensions exist in the EU and Japan, subject to the applicable laws in those jurisdictions. We may not receive an extension if we fail to apply within applicable deadlines or fail or are unable to apply prior to expiration of relevant patents. For example, no patent term extension was obtained in the United States following the FDA’s approval of ARCALYST for the treatment of CAPS in 2008, and the deadline for applying for such extension has passed. Accordingly, patent term extension in the United States based on the FDA’s approval of ARCALYST for CAPS, or any other indication for which the FDA may grant approval in the future, is unavailable. Further, while patent term extension was awarded for relevant patents in certain European countries following the EMA’s approval of ARCALYST for the treatment of CAPS, in 2012 the marketing authorization for CAPs was withdrawn. Patent term extensions may no longer be in effect or available, subject to the applicable laws in those countries as well as other factors, such as whether a marketing approval for ARCALYST is reissued and whether such reissuance is prior to the expiration of the patent’s natural 20-year patent term. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner, impacting our revenue.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in-licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product candidate. For example, the patents in the United States covering ARCALYST as a composition of matter have expired, and patents covering ARCALYST as a composition of matter in Europe have a term that expires in 2023, not including any patent term extensions, and the patents covering mavrilimumab as a composition of matter have a term that expires in 2027 in the United States, not including any patent term adjustments (an adjustment to the term of the U.S. patent to compensate the patentee for delays caused by the USPTO during the examination process) or patent term extensions, and in 2027 in Europe, not including any patent term extensions. We may not receive any patent term extension for patents covering mavrilimumab as a composition of matter if such patent in an applicable jurisdiction expires before mavrilimumab would be eligible to receive regulatory approval in such jurisdiction. As a result, our owned and in-licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, we expect to rely on regulatory exclusivity for our product candidates, such as orphan drug exclusivity, which generally grants seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe. While we obtained orphan drug designations from the FDA for ARCALYST for the treatment of pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, which includes the treatment of recurrent pericarditis, and for mavrilimumab for the treatment of GCA, we may pursue orphan drug designation for our other product candidates in the United States and we may not be successful in obtaining such designation, or we may not be able to maintain the benefits of the designation for ARCALYST or mavrilimumab or any of our other product candidates. Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. See “Risk Factors — Risks related to marketing approval and regulatory matters.”

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

We entered into agreements to acquire the rights to develop or commercialize ARCALYST and our product candidates, mavrilimumab, vixarelimab and KPL-404. In September 2017, we entered into a license agreement with Regeneron to obtain an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize ARCALYST. In December 2017, we entered into the MedImmune Agreement to obtain exclusive worldwide rights to research, develop, manufacture, market and sell mavrilimumab and any other products covered by the licensed patent rights. In September 2016, pursuant to an asset purchase agreement with Biogen, or the Biogen Agreement, we acquired all of Biogen’s right, title and interest in and to certain assets used in or relating to vixarelimab, including patents and other intellectual property rights, clinical data, know-how and inventory. In connection with our acquisition of Primatope Therapeutics, Inc., or Primatope, in March 2019, we acquired an exclusive world-wide license with Beth Israel Deaconess Medical Center for certain patent applications and patents related to KPL-404. Each of these agreements requires us to use commercially reasonable efforts to develop and commercialize the related product candidates, make timely milestone and other payments, provide certain information regarding our activities with respect to such product candidates and indemnify the other party with respect to our development and commercialization activities under the terms of the agreements. These agreements and any future such agreements that we enter into impose a variety of obligations and related consequences.

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

Regeneron has rights to develop ARCALYST in its retained fields of local administration to the eye and ear, oncology, deficiency of the IL-1 receptor, and CAPS, as well as for the treatment of Deficiency of the Interleukin-1 Receptor Antagonist, or DIRA, which was recently approved by the FDA. Regeneron may also develop ARCALYST in fields to which we have licensed the rights, but we retain the commercial benefit related to that development upon approval of ARCALYST in any field that we have licensed. We and Regeneron communicate with each other concerning our related development activities, and we have approval rights over Regeneron’s development in the fields that we have licensed, including pericarditis. The FDA approved ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021. Upon receipt of FDA approval for ARCALYST for the treatment of recurrent pericarditis, if any, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States and will evenly split profits on sales with Regeneron, after deducting certain commercialization expenses subject to specified limits. Outside of the United States and Japan, Regeneron has granted a third-party licensee the right to develop and commercialize ARCALYST in CAPS and certain periodic fever syndromes. The development of ARCALYST in other fields could increase the possibility of identification of adverse safety results that impact the commercialization of ARCALYST for the treatment of recurrent pericarditis. In addition, if approved, commercialization of ARCALYST in other fields could result in an increased threat of off-label use to compete with the sale of ARCALYST to treat these indications, which may diminish sales of ARCALYST in fields licensed exclusively to us.

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

The COVID-19 pandemic, and measures taken in response to the pandemic or the easing of such measures, could cause significant disruption in our business and operations and could cause significant disruption the business and operations of our manufacturers, CROs upon whom we rely on to conduct our clinical trials, and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and the commercialization of ARCALYST and any product candidates that we may develop, if approved. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which was being applied provisionally from January 1, 2021 and was ratified by the European Parliament and the Council of the European Union in April 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

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

In the United States, EU and other jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory initiatives and proposed changes to the healthcare system that could affect our operations. For example, in the United States, the Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts which, through subsequent legislative amendments, was increased to 70%, off negotiated prices of applicable brand drugs and biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA, or portions thereof, which will affect our business. It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates, if approved.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers.

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

Our clinical trial programs outside the United States may implicate international data protection laws, including the EU General Data Protection Regulation and legislation of the EU member states implementing it, or GDPR, and legislation of the EU and EEA member states implementing it. The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further from January 1, 2021, we may be subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the United Kingdom for a four-year period, subject to subsequent extensions. Failure by our CROs and other third-party contractors to comply with the strict rules on the transfer of personal data outside of the EU into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business.

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

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our products, product candidates or business may cause us to be found in violation of applicable requirements. In addition, our employees or third parties with whom we contract, such as our CROs or CMOs, may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients, customers and others or information regarding our product candidates or clinical trials. Clinical trial patients may also knowingly or inadvertently make use of social media in ways that may not comply with legal or contractual requirements for participation in a clinical trial, including with respect to any AEs they may experience, which may give rise to liability and regulatory risk. Furthermore, negative posts or comments about us or our products, product candidates in social media could seriously damage our reputation, brand image and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results and financial condition and could adversely affect the price of our Class A common shares.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, the holders of our Class B common shares, which consist primarily of our executive officers and certain other members of our senior management, collectively control over a majority of the combined voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of March 31, 2021, the holders of Class A common shares accounted for approximately 63% of our aggregate voting power and the holders of Class B common shares accounted for approximately 37% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 34% of our aggregate voting power as of March 31, 2021 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. As of March 31, 2021, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 78% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval.

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

These conversion rights as well as concentrated control that limit certain shareholders’ ability to influence corporate matters may have an adverse effect on the price of our Class A common shares, including our Class A common shares being undervalued. Holders of our Class B common shares collectively control our management and affairs and are able to influence or control the outcome of certain matters submitted to our shareholders for approval, including the election of directors. Due to the conversion rights of the holders of our Class A1 and B1 common shares, entities affiliated with certain of our directors could significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval. As of April 30,

2021, entities affiliated with certain of our directors held 71% of our Class A1 common shares and 100% of our Class B1 common shares. Upon 61-days’ prior written notice, these entities could convert their Class A1 common shares and Class B1 common shares into Class A common shares and Class B common shares, which in the aggregate would result in such entities holding approximately 78% of the voting power of our outstanding share capital. In addition, this concentration of control might adversely affect certain corporate actions that some of our shareholders may view as beneficial, for example, by:

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

As of March 31, 2021 upon conversions of our Class B, Class A1, and Class B1 common shares, approximately 2.3 million of additional Class A common shares were issuable and eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and such rule, Rule 144. In addition, as of March 31, 2021, there were approximately 10.9 million Class A common shares subject to outstanding share options and restricted share units under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management together with entities affiliated with certain of our directors. As of March 31, 2021, on an as-converted to Class A common shares basis, these shareholders collectively held approximately 34.4 million of our Class A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Pursuant to our amended and restated investor rights agreement, or our investors rights agreement, certain shareholders are entitled to certain registration rights with respect our Class A common shares, including Class A common shares issuable upon conversions of our Class B, Class A1, and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively registerable securities, under the Securities Act. As of March 31, 2021, on an as-converted to Class A common shares basis, we have registered approximately 31.8 million Class A common shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the investors rights agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A common shares basis, the approximately 1.6 million Class A common shares held by our executive officers as of March 31, 2021. If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and The Nasdaq Global Select Market, or Nasdaq, where our Class A common shares are listed, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly, which we expect to increase in connection with our being a large accelerated filer and no longer qualifying as an emerging growth company and smaller reporting company. In addition, we expect our costs to increase as we comply with requirements that we were previously exempt from as an emerging growth company and smaller reporting company and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.

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

Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom), the United States, Bermuda and other jurisdictions, as well as being affected by certain changes currently proposed by the Organization for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation were to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could adversely affect our business, results of operations and our financial condition. Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including:

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

Bermuda enacted the Economic Substance Act 2018, which was amended as recently as December 24, 2019 and issued Economic Substance Regulations in 2018, which were amended as recently as December 24, 2019 (collectively, “ES Laws”). Pursuant to the ES Laws, certain entities in Bermuda engaged in “relevant activities” are required to maintain appropriate physical presence in Bermuda and to satisfy economic substance requirements commencing as of January 1, 2019, with a six-month transition period until July 1, 2019. The list of “relevant activities” includes carrying on as a business in any one or more of the following categories: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Under the ES Laws, any relevant entity must satisfy economic substance requirements locally or face financial penalties, restriction or regulation of its business activities or may be struck off as a registered entity from the Bermuda Registrar of Companies. Because we do not report gross revenue attributable to any such relevant activity, under Section 6 of the Revised Final Guidance Notes issued on September 18, 2020, we believe that we are not obliged to meet the economic substance requirements. We will continue to monitor our status with respect to the ES Laws based on our results of operations, and whether further action may be required in the future by the Company to be in compliance with the ES Laws.

While we believe we are not a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the year ended December 31, 2020 and do not believe we will be a PFIC for the year ended 2021, if we were to be classified a PFIC this could result in adverse U.S. federal income tax consequences to U.S. investors in our common shares.

We recently completed an analysis of the Company’s and its subsidiaries sources of income and character of their assets for U.S. federal income tax purposes and determined that neither the Company nor any of its subsidiaries would be classified a PFIC for the taxable year ended December 31, 2020. However, the U.S. tax authorities could disagree with our analysis and consider the Company, or our subsidiaries, to be a PFIC for the year. A non-U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we, or our subsidiaries, are classified as a PFIC in any year with respect to which a U.S. Holder owns our Class A common shares, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the Class A common shares, regardless of whether we continue to meet the PFIC test described above, unless we cease to be a PFIC and the U.S. Holder made a “qualified electing fund” election or “mark-to-market” election for (i) the first taxable year the U.S. Holder was treated as owning our shares while we were a PFIC or (ii) for the taxable year in which we were a PFIC and the U.S. Holder made a “deemed sale” election or was qualified to and made a “deemed dividend” election. A “U.S. Holder” is a beneficial owner of our Class A common shares that, for U.S. federal income tax purposes, is or is treated as any of the following:

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

If we are classified as a PFIC for any taxable year during which a U.S. Holder holds our Class A common shares, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder, including (i) the treatment as ordinary income of any gain realized on a disposition of our shares and distributions on our shares not being qualified dividend income, (ii) the application of a deferred interest charge on the tax on such gain and distributions, and (iii) the obligation to comply with certain reporting requirements.

If a U.S. Holder is treated as owning at least 10% of our shares, by vote or by value, such holder may be subject to adverse U.S. federal income tax consequences.

We believe we will likely be classified as a controlled foreign corporation for the taxable year ended December 31, 2021. Even if we were not classified as a controlled foreign corporation, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations because our group includes one or more U.S. subsidiaries. If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such U.S. Holder may be treated as a “United States shareholder” with respect to us (if we are classified as a controlled foreign corporation) and each controlled foreign corporation in our group (if any). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” or GILTI, and investments in U.S. property by such controlled foreign corporation, regardless of whether such corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations or income inclusions may subject such shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether such investor is treated as a United States shareholder with respect to us or any of our non-U.S. subsidiaries. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. U.S. Holders should consult their tax advisors regarding the potential application of these rules to any investment in our Class A common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Memorandum of Association of Kiniksa Pharmaceuticals, Ltd.	S-1	333-224488	3.1	4/27/2018

3.2	Amended and Restated Bye-Laws of Kiniksa Pharmaceuticals, Ltd.	8-K	001-38492	3.1	5/29/2018

4.1	Specimen Share Certificate evidencing the Class A common shares	S-1/A	333-224488	4.1	5/14/2018

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of February 9, 2018	S-1	333-224488	3.1	4/27/2018

10.1†	Commercial Supply Agreement, dated February 26, 2021, by and between Kiniksa Pharmaceuticals (UK) Ltd. and Regeneron Pharmaceuticals, Inc.					*

10.2†	Amendments Nos. 1 and 2 to the License Agreement, dated September 25, 2017, by and between Kiniksa Pharmaceuticals and Regeneron Pharmaceuticals, Inc.					*

10.3	Employment Agreement, effective as of April 1, 2021, by and between the Company and Mark Ragosa					*

10.4	Non-Employee Director Compensation Program					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104

Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

***
†	Portions of the exhibit(s) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

*     Filed herewith

**   Furnished herewith

*** Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINIKSA PHARMACEUTICALS, LTD.

Date: May 6, 2021	By:	/s/ Sanj K. Patel
Sanj K. Patel
Chief Executive Officer and Chairman of the Board of Directors