Form 10-Q
period 2021-06-30
Kiniksa Pharmaceuticals, Ltd.
filed 2021-08-05
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large Accelerated Filer	☒	Accelerated Filer	◻

Non-accelerated Filer	◻	Smaller Reporting Company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of July 31, 2021, there were 68,523,067 common shares outstanding in aggregate, comprised of:

32,627,466 Class A common shares, par value $0.000273235 per share

1,813,457 Class B common shares, par value $0.000273235 per share

,

18,024,526 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our products’ commercial sales, future results of anticipated products, future results of operations and financial position, expected timeline for our cash, cash equivalents and short-term investments, business strategy, product development, prospective products and product candidates, their expected properties, performance, market opportunity and competition, supply of drug products at acceptable cost and quality, collaborators, license and other strategic arrangements, the expected timeline for achievement of our clinical milestones, the timing of, and potential results from, clinical and other trials, potential marketing authorization from the FDA or regulatory authorities in other jurisdictions, potential coverage and reimbursement for our products and product candidates, if approved, commercial strategy and pre-commercial activities, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success and plans and objectives of management for future operations and funding requirements, are forward-looking statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	the impact of the COVID-19 pandemic on our business, including our commercial operations and clinical trials;
●	our ability to successfully commercialize ARCALYST (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	our status as an early commercial-stage biopharmaceutical company and our expectation to incur losses in the future;
●	our future capital needs and our need to raise additional funds, including through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements;
●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay, including due to the COVID-19 pandemic;
●	the decision by any applicable regulatory authority whether to clear our current or future product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
●	our ability to anticipate and prevent adverse events caused by our product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake business combinations, collaborations or other strategic transactions;

●	our ability to have our products and product candidates manufactured in accordance with regulatory requirements and at acceptable cost and quality specifications;
●	our ability to manufacture sufficient commercial stock of our products to meet patient demand;
●	the market acceptance of our product candidates;
●	competitive and potentially competitive products and technologies;
●	physician awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;
●	our ability to meet the quality expectations of physicians or patients;
●	our ability to improve our product candidates;
●	the decision of third-party payors not to cover ARCALYST or any of our current or future product candidates or to require extensive or independently performed clinical trials prior to covering or maintaining coverage of our product candidates;
●	our ability to successfully manage our growth;
●	our ability to avoid product liability claims and maintain adequate product liability insurance;
●	our ability to obtain regulatory exclusivity;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates;
●	federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	ownership concentration of our executive officers, certain members of senior management and affiliated shareholders may prevent our shareholders from influencing significant corporate decisions;
●	our ability to attract and retain skilled personnel; and
●	our ability to execute on our strategy.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common shares. The principal risks and uncertainties affecting our business include the following:

●	the COVID-19 pandemic, and related measures taken in response, including measures imposed or re-imposed in light of new variants of the virus, may have an adverse impact on our business and operations as well as those of our manufacturers, contract research organizations, or CROs, and other third parties with whom we conduct business or otherwise engage, including regulatory authorities, and continues to impact the global economy, which may have a material adverse effect on our business, operations and financial position;
●	we have not previously generated any product revenue, have incurred significant operating losses since our inception, and expect to incur significant operating losses for the foreseeable future and may never achieve or maintain profitability;
●	we will require significant additional funding to continue commercialization of ARCALYST or any other products, if approved, and the development and commercialization of our product candidates, if approved, and to identify, discover, develop or acquire additional product candidates, and if we are unable to raise capital on acceptable terms when needed, or at all, we could be forced to delay, reduce or cease one or more of our product development plans, research and development programs or other operations or commercialization efforts;
●	we depend heavily on the commercial success of ARCALYST, and have limited experience commercializing a therapeutic, supporting sales, marketing, and distribution activities and maintaining applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result we may not be successful in commercializing ARCALYST, or any future approved product candidates, thus potentially impairing the commercial potential of ARCALYST and our other product candidates, if approved, to generate any revenue;
●	we depend heavily on the success of one or more of our product candidates, which are in various stages of product developments, and cannot give any assurance that we will be able to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize one or more of our product candidates on a timely basis, if at all;
●	ARCALYST in recurrent pericarditis, as well as our current or future product candidates, may not gain market acceptance by physicians, patients, or third-party payors, in which case our ability to generate product revenues will be impaired;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third-party payors provide funding, establish favorable coverage and pricing policies and set adequate reimbursement levels for our products and product candidates, if approved, and failure to obtain or maintain coverage and adequate reimbursement for our products and product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;
●	the incidence and prevalence for target patient populations of our products and product candidates have not been established with precision, and if the market opportunities for our products and product candidates, if approved, are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be materially adversely affected;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;

●	we may encounter substantial delays in our current or planned pre-clinical and clinical trials, including as a result of delays in obtaining regulatory approvals for indications, site activation, enrollment, and conduct of the trials, which could delay or prevent our product development activities;
●	we rely on third parties, including CROs, to activate our sites, conduct or otherwise support our research activities, preclinical studies and clinical trials for our product candidates, and these third parties may not perform satisfactorily, which could delay, prevent or impair our product development activities;
●	we contract with third parties, including independent contract manufacturing organizations, or CMOs, to manufacture our product candidates for preclinical and clinical development, to manufacture our commercial supply of ARCALYST and supply drug substance and drug product for our products and product candidates, and if these third parties do not perform satisfactorily, including by producing sufficient commercial supply of ARCALYST to meet patient demand, our product development activities, regulatory approval, and commercialization efforts may be delayed, prevented or impaired;
●	all of our products and product candidates have been licensed or acquired from other parties; if we are unable to adequately protect such products and product candidates, or to secure and maintain freedom to operate, others could preclude us from commercializing our products and product candidates, if approved, or compete against us more directly;
●	we face significant competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not be successful in executing our growth strategy to identify, discover, develop, license or acquire additional product candidates or technologies, and our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions; and
●	concentration of ownership of the voting power of our common shares may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A common shares.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$167,953	$114,038
Short-term investments	57,913	209,444
Restricted cash	210	210
Accounts receivable, net	2,551	—
Inventory	6,381	—
Prepaid expenses and other current assets	9,802	9,557
Total current assets	244,810	333,249
Property and equipment, net	3,449	4,051
Operating lease right-of-use assets	5,386	6,566
Other long-term assets	5,813	5,588
Intangible asset	19,750	—
Deferred tax assets	—	10
Total assets	$279,208	$349,464

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,156	$503
Accrued expenses	31,064	29,199
Operating lease liabilities	2,636	2,107
Other current liabilities	926	37
Total current liabilities	38,782	31,846
Non-current liabilities:
Non-current operating lease liabilities	3,500	4,878
Other long-term liabilities	1,141	805
Total liabilities	43,423	37,529
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 32,569,148 shares and 31,777,420 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	8	8
Class B common shares, par value of $0.000273235 per share; 1,813,457 shares and 2,355,458 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Class A1 common shares, $0.000273235 par value; 18,024,526 issued and outstanding as of June 30, 2021 and December 31, 2020	5	5
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of June 30, 2021 and December 31, 2020	4	4
Additional paid-in capital	844,260	829,424
Accumulated other comprehensive income (loss)	27	(34)
Accumulated deficit	(608,520)	(517,473)
Total shareholders’ equity	235,785	311,935
Total liabilities and shareholders’ equity	$279,208	$349,464

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$7,704	$—	$7,704	$—
Costs and operating expenses:
Cost of goods sold	2,466	—	2,466	—
Research and development	23,945	22,324	52,628	43,225
Selling, general and administrative	21,848	9,536	42,448	18,022
Total operating expenses	48,259	31,860	97,542	61,247
Loss from operations	(40,555)	(31,860)	(89,838)	(61,247)
Interest income	6	266	15	1,055
Loss before provision for income taxes	(40,549)	(31,594)	(89,823)	(60,192)
Provision for income taxes	(1,014)	(5,875)	(1,224)	(3,696)
Net loss	$(41,563)	$(37,469)	$(91,047)	$(63,888)
Net loss per share attributable to common shareholders—basic and diluted	$(0.61)	$(0.65)	$(1.33)	$(1.13)
Weighted average common shares outstanding—basic and diluted	68,395,703	57,914,105	68,332,943	56,618,397
Comprehensive loss:
Net loss	$(41,563)	$(37,469)	$(91,047)	$(63,888)
Other comprehensive income (loss):
Unrealized gain on short-term investments and currency translation adjustments, net of tax	48	(231)	61	(24)
Total other comprehensive income	48	(231)	61	(24)
Total comprehensive loss	$(41,515)	$(37,700)	$(90,986)	$(63,912)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	68,215,022	$18	$829,424	$(34)	$(517,473)	$311,935
Issuance of Class A common shares under incentive award plans	115,012	—	1,106	—	—	1,106
Share-based compensation expense	—	—	7,126	—	—	7,126
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	13	—	13
Net loss	—	—	—	—	(49,484)	(49,484)
Balances at March 31, 2021	68,330,034	$18	$837,656	$(21)	$(566,957)	$270,696
Issuance of Class A common shares under incentive award plans	134,715	—	887	—	—	887
Share-based compensation expense	—	—	5,717	—	—	5,717
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	48	—	48
Net loss	—	—	—	—	(41,563)	(41,563)
Balances at June 30, 2021	68,464,749	$18	$844,260	$27	$(608,520)	$235,785

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	54,937,628	$15	$581,467	$33	$(356,092)	$225,423
Exercise of options	643,867	—	2,414	—	—	2,414
Share-based compensation expense	—	—	4,209	—	—	4,209
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	207	—	207
Net loss	—	—	—	—	(26,419)	(26,419)
Balances at March 31, 2020	55,581,495	$15	$588,090	$240	$(382,511)	$205,834
Issuance of Class A common shares upon completion of follow-on offering, inclusive of the over-allotment option exercise, net of underwriting discounts and commissions and other offering costs	2,760,000	1	46,900	—	—	46,901
Issuance of Class A1 common shares upon completion of private placement, net of placement agent fees	1,600,000	—	27,594	—	—	27,594
Issuance of Class A common shares in connection with the release of escrow from the acquisition of all issued and outstanding equity securities of Primatope Therapeutics, Inc.	59,469	—	—	—	—	—
Exercise of options and issuance of shares under the employee share purchase plan	485,592	—	2,936	—	—	2,936
Share-based compensation expense	—	—	4,851	—	—	4,851
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(231)	—	(231)
Net loss	—	—	—	—	(37,469)	(37,469)
Balances at June 30, 2020	60,486,556	16	670,371	9	(419,980)	250,416

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(91,047)	$(63,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,029	1,189
Share-based compensation expense	12,843	9,060
Non-cash lease expense	1,193	603
Amortization of premiums and accretion of discounts on short-term investments	603	(313)
Deferred income taxes	—	4,372
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(196)	(3,843)
Accounts receivable, net	(2,551)	—
Inventory	(6,381)	—
Other long-term assets	(279)	—
Accounts payable	3,654	(3,228)
Accrued expenses and other liabilities	2,753	(4,146)
Operating lease liabilities	(863)	(833)
Other long-term liabilities	337	7
Net cash used in operating activities	(78,905)	(61,020)
Cash flows from investing activities:
Purchases of property and equipment	(113)	(223)
Purchases of short-term investments	(97,460)	(133,954)
Proceeds from the maturities of short-term investments	248,400	191,750
Intangible asset acquired	(20,000)	—
Net cash provided by investing activities	130,827	57,573
Cash flows from financing activities:
Proceeds from issuance of Class A common shares from follow-on offering, net of underwriting discounts and commissions, inclusive of the over-allotment option exercise	—	47,600
Proceeds from issuance of Class A1 common shares from private placement, net of placement fees	—	27,594
Payments of offering costs	—	(569)
Proceeds from issuance of Class A common shares under incentive award plans and employee share purchase plan	1,993	5,350
Net cash provided by financing activities	1,993	79,975
Net increase in cash, cash equivalents and restricted cash	53,915	76,528
Cash, cash equivalents and restricted cash at beginning of period	114,248	47,138
Cash, cash equivalents and restricted cash at end of period	$168,163	$123,666

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for income taxes	$854	$282

Supplemental information:
Deferred offering costs included in accrued expenses and accounts payable	$—	$335

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

The Company is subject to risks and uncertainties common to early, commercial-stage companies in the biopharmaceutical industry and global health, societal, economic and market conditions, including from the impact from the coronavirus disease 2019 (“COVID-19”) pandemic. While the U.S. Food and Drug Administration (the “FDA”), approved the supplemental Biologics License Application (“sBLA”) for ARCALYST® (rilonacept) for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021, the Company has limited experience obtaining regulatory approvals. There can be no assurance that the Company’s research and development of its current or future product candidates will be successfully completed, that adequate protection for the Company’s technology will be obtained or maintained, that any current or future product candidates will obtain necessary government regulatory approval or that ARCALYST or any of the Company’s current or future product candidates, if approved, will be commercially viable. Upon approval from the FDA of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence, the Company also assumed the sales and distribution of ARCALYST for the previously approved indications for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”), including Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome, and for the maintenance of remission of Deficiency of Interleukin-1 Receptor Antagonist (“DIRA”) in adults and children 12 years of age and older in the United States and will evenly split profits on all sales with Regeneron, Inc. (“Regeneron”), where profits are determined after deducting certain commercialization expenses subject to specified limits, from ARCALYST sales. The Company has limited experience conducting sales and marketing activities for therapeutic products, and as a result it may never be able to successfully commercialize ARCALYST or any other marketable product in the future. Furthermore, the Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties, including CROs, and CMOs for the development and manufacture of its products and product candidates, respectively. Even if the Company’s current and future product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales or be profitable.

Risk and Uncertainties Related to COVID-19

In addition to risks and uncertainties common to early, commercial-stage companies in the Company’s industry, the Company is subject to global societal, healthcare, economic and market conditions, including from the impact of the COVID-19 pandemic and measures taken in response to the pandemic, which continue to evolve in light of the emergence of new variants of the virus. In December 2019, COVID-19 surfaced in Wuhan, China. The virus spread globally and was declared a pandemic by the World Health Organization. The impact of this pandemic has been and will likely continue to be extensive on many aspects of society, which has resulted in and will likely continue to result in significant disruptions to healthcare systems, the global economy, as well as businesses and capital markets around the world.

In an effort to halt the spread of the COVID-19 pandemic, federal and state governments in the United States and the governments of other countries around the globe have implemented various measures in response to the pandemic, including significant restrictions on businesses and travel as well as social-distancing measures. And while certain of such measures have since been loosened or repealed following the widespread distribution of COVID-19 vaccines and the reduction in global cases, certain regions remain hot spots for the pandemic. In addition, the loosening of such restrictions has been and may in the future to be subject to abrupt reversal in the presence of new variants of

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

COVID-19, which may lengthen or exacerbate the pandemic’s effect on our business, financial condition and results of operations.

The COVID-19 pandemic, and measures undertaken in response to the pandemic, may cause significant disruptions in the Company’s business or operations as well as in the business and operations of the Company’s CMOs, CROs and other third parties with whom the Company conducts business or otherwise engages now or in the future, including as a result of staffing shortages or reprioritizations, production slowdowns or stoppages, and disruptions in delivery systems. The COVID-19 pandemic may also adversely impact the Company’s preclinical studies and clinical trials, which could impede, delay, limit or prevent the clinical development of the Company’s product candidates, lead to the delay or denial of regulatory approval of its product candidates or delay or adversely impact the Company’s commercialization activities, which would materially adversely affect the Company’s business and operations, including its ability to generate revenue. Moreover, the COVID-19 pandemic is still impacting the global economy, including the U.S. economy, with the potential for the economic downturn to be severe and prolonged. In addition, the pandemic has introduced volatility in the trading prices of biopharmaceutical companies, which could adversely impact the Company’s ability to raise additional capital when needed or on acceptable terms, if at all.

While the Company has begun the process of re-opening its corporate offices, it is nonetheless conscious of additional risks and uncertainties posed by the pandemic as it evolves, including the emergence of new variants of the virus, and continuously looks to develop contingencies and mitigation strategies to potentially minimize such risks and uncertainties on its business and operations and there can be no assurance that any identified contingencies and mitigation strategies will be effective. If such contingencies and mitigation strategies prove ineffective, the Company’s business and operations could be adversely affected in a number of ways, including the need to revise its re-opening strategy. The extent of the impact on the Company’s business and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate spread of the disease, duration of the pandemic, emergence of new variants of the virus, evolving business and travel restrictions and social distancing measures, and the effectiveness of these and other actions taken to contain, prevent and treat the disease.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue, the capitalization of inventory, the accrual for research and development expenses and the valuation of share-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Reporting and Functional Currency

The financial results of the Company’s global activities are reported in U.S. dollars (“USD”) and its foreign subsidiaries either utilize USD or their respective local currency to be their functional currency.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and the results of its operations for the three and six months ended June 30, 2021 and 2020, the changes in its shareholders’ equity for the six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2021, the Company had an accumulated deficit of $608,520. During the six months ended June 30, 2021, the Company incurred a net loss of $91,047, used $78,905 of cash in operating activities, and paid $20,000 upon the achievement of specified regulatory milestone (see Note 11). The Company expects to continue to generate operating losses for the foreseeable future. As of June 30, 2021, the Company had cash, cash equivalents and short-term investments of $225,866.

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

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At June 30, 2021 and December 31, 2020, cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market accounts and cash on deposit at commercial banks.

Short-Term Investments

The Company generally invests its excess cash in money market funds and short-term investments in U.S. Treasury notes. Such investments which are included in short-term investments on the Company’s consolidated balance sheets are considered available-for-sale debt securities and are reported at fair value with unrealized gains and losses included as a component of shareholders’ equity. Realized gains and losses, if any, on short-term investments are included in interest income.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. At June 30, 2021 and December 31, 2020, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is also subject to credit risk from the accounts receivable related to product revenue. Trade accounts receivable are recorded net of allowances for cash discounts associated to prompt payments from customers. All trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider. There were no material write-offs charged against the allowance for the six months ended June 30, 2021.

Restricted Cash

In conjunction with the Company’s lease agreement entered into in March 2018, the Company maintains a letter of credit for the benefit of the landlord. As of June 30, 2021 and December 31, 2020 the underlying cash balance of $210 securing this letter of credit, was classified as current in its consolidated balance sheet.

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

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified and labeled for use in clinical trials as the products are required to be re-labeled for alternative uses. Prior to the regulatory approval of its drug candidates, the Company incurs expenses for the manufacture of product candidate supplies to support clinical development that could potentially be available to support the commercial launch of those therapeutics. Until the date at which regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expenses. The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of sales in the Company’s consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required.

The vials that will ultimately be distributed free of charge under our patient assistance program are recognized as selling expense when they are labeled as free goods.

Revenue Recognition

ASC 606 outlines a five-step process for recognizing revenue from contracts with customers: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the separate performance obligations in the contract, and (v) recognize revenue associated with the performance obligations as they are satisfied.

The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, the Company determines the performance obligations that are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to each respective performance obligation when the performance obligation is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery of the product to the customer.

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of June 30, 2021 and December 31, 2020.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Product Revenue, Net

Following the FDA approval of ARCALYST on March 18, 2021, the Company began generating product revenue from sales of ARCALYST in April 2021. ARCALYST is sold through a third party logistics provider that distributes primarily through a network of authorized specialty pharmacies and specialty distributors (“customer”), which deliver the medication to patients by mail. The Company’s payment terms are between 30 to 35 days.

Net revenue from product sales is recognized at the transaction price when the specialty pharmacy or specialty distributors obtains control of the Company’s products, which occurs at a point in time, typically upon shipment of the product from the third party logistics provider.

The Company’s net revenues represent total revenues adjusted for discounts and allowances, including estimated cash discounts, chargebacks, rebates, returns, copay assistance, and specialty pharmacy and distributor fees. These adjustments represent variable consideration under ASC 606 and are estimated using the expected value method and are recorded when revenue is recognized on the sale of the product. These adjustments are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.

Discounts and Allowances

Revenue from product sales are recorded at the transaction price, which includes estimates for discounts and allowances and includes cash discounts, chargebacks, rebates, returns, copay assistance, and specialty pharmacy and distributor fees. These reserves are classified as reductions of accounts receivable (if the amount is payable to the Customer and right of offset exists) or a current liability (if the right of offset does not exist, the amount is payable to a third party, or is related to a future return). These allowances are established by management as its best estimate based on historical experience and data points available and are adjusted to reflect known changes in the factors that impact such reserves. Allowances for customer credits, chargebacks, rebates, data fees for services, returns, and discounts are established based on contractual terms with customers and analyses of historical usage of these items. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The nature of the allowances and accruals requiring estimates, and the specific considerations it uses in estimating their amounts are as follows:

Government Chargebacks and Rebates

Government and other rebates and chargebacks include amounts payable to payers and healthcare providers under various programs and by payer and individual payer plans. Rebates and chargebacks are based on contractual arrangements or statutory requirements which may vary by product, payer and individual payer plans. For qualified programs that can purchase products through wholesalers or other distributors at a lower contractual price, the wholesalers or distributors charge back to us the difference between their acquisition cost and the lower contractual price.

Rebates and chargebacks are estimated primarily based on product sales, and expected payer mix and discount rates, which require significant estimates and judgment. Additionally, in developing the estimates the Company considers: historical and estimated payer mix; statutory discount requirements and contractual terms; historical claims experience and processing time lags; estimated patient population; known market events or trends; market research; channel inventory data obtained from customers; and other pertinent internal or external information. The Company assesses and updates the estimates every quarter to reflect actual claims and other current information.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Government and other chargebacks are recognized as reduction of revenue upon the sale to the Customers. These items are payable to customers and other rebates that are payable to other third party payers and healthcare providers are classified as accrued expense liabilities.

Cash Discounts

The Company estimates cash discounts based on contractual terms and expectations regarding future customer payment patterns.

Specialty Pharmacy & Distributor Fees

Under the inventory management agreements with specialty pharmacies and distributors, the Company pays a fee primarily for compliance with certain contractually determined covenants such as the maintenance of agreed upon inventory levels. These specialty pharmacy and distributor fees are based on a contractually determined fixed percentage of sales.

The Company has contracted with certain specialty pharmacies to obtain transactional data related to the products in order to develop a better understanding of the selling channel as well as patient activity and utilization by the Medicaid program and other government agencies and managed care organizations. The Company pays a variable fee to the specialty pharmacies to provide the data. The Company also pay the specialty pharmacies a fee in exchange for providing distribution and inventory management services, including the provision of inventory management data to the Company. The Company estimates the fee for service accruals and allowances based on sales to each specialty pharmacy and the applicable contracted rate.

Sales Returns

Allowances are made for estimated sales returns by the customers and are recorded in the period the related revenue is recognized. The Company typically permit returns if the product is out of date or damaged during transition to the common carrier. The Company’s estimates of sales returns are based primarily on analysis of industry information reporting the return rates for similar products and contractual agreement terms. The Company also takes into consideration known or expected changes in the marketplace specific to ARCALYST.

Shipping and Handling

Shipping and handling activities are considered to be fulfillment activities and not considered to be a separate performance obligation.

Other Incentives

Other incentives include a co-pay assistance program for eligible patients with commercial insurance in the U.S. The co-pay assistance programs assist commercially insured patients who have and are intended to reduce each participating patient’s portion of the financial responsibility of the purchase price up to a specified dollar amount of assistance.

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

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, including intangible assets and property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, the Company determines whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through June 30, 2021 and there have been no events that triggered an impairment analysis.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three and six months ended June 30, 2021 and 2020, the Company’s other comprehensive loss was comprised of unrealized gain (loss) on short-term investments as well as cumulative translation adjustments, net of tax.

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

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three and six months ended June 30, 2021 and 2020.

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

	Fair Value Measurements
	as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	89,567	—	—	89,567
Short-term investments — U.S. Treasury notes	—	57,913	—	57,913
	$89,777	$57,913	$—	$147,690

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

During the six months ended June 30, 2021 and the year ended December 31, 2020 there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of June 30, 2021 and December 31, 2020 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2021
Short-term investments — U.S. Treasury notes	57,915	—	(2)	57,913
	$57,915	$—	$(2)	$57,913

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020
Cash equivalents — U.S. Treasury notes	$72,694	$1	$—	$72,695
Short-term investments — U.S. Treasury notes	209,459	4	(19)	209,444
	$282,153	$5	$(19)	$282,139

As of June 30, 2021, the Company held six securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $34,097 at June 30, 2021. As of December 31, 2020, the Company held 17 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $107,753 at December 31, 2020. As of both June 30, 2021 and December 31, 2020, these securities were held by the Company in an unrealized loss position for less than 12 months. The Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2021 and December 31, 2020.

4.           Product Revenue, Net

ARCALYST

Following the FDA approval of ARCALYST on March 18, 2021, the Company began generating product revenue from sales of ARCALYST in April 2021.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Six Months Ended
June 30,
2021
Product Revenue, net	$7,704

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2021:

	Contractual	Government
	Adjustments	Rebates	Returns[1]	Total
Balance at December 31, 2020	$—	$—	$—	$—
Current provisions relating to sales in the current year	787	288	281	1,356
Adjustments relating to prior years	—	—	—	—
Payments/returns relating to sales in the current year	(242)	—	—	(242)
Payments/returns relating to sales in the prior years	—	—	—	—
Balance at June 30, 2021	$545	$288	$281	$1,114
(1)	Included in the return reserve, is a provision of $236 for a specific return associated with product that was damaged in transit.

Total revenue-related reserves as of June 30, 2021, included in our consolidated balance sheets, are summarized as follows:

June 30,
2021
Reduction of accounts receivable	236
Components of accrued expenses	878
Total revenue-related reserves	$1,114

5.           Inventory

During the six months ended June 30, 2021, the Company commenced the capitalization of ARCALYST inventory in connection with receiving FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older. As of June 30, 2021, the Company identified and relabeled certain ARCALYST product previously acquired initially intended to support the clinical trials as inventory to be sold as commercial product classified as finished goods. The value of this inventory had previously been expensed to research and development costs and is currently carried at zero cost. As of December 31, 2020, the Company did not have inventory.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Inventory consisted of the following:

June 30,
2021
Raw materials	$—
Work-in-process	4,165
Finished Goods	2,216
$6,381

6.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2021	2020
Furniture, fixtures and vehicles	$62	$62
Computer hardware and software	349	349
Leasehold improvements	3,872	3,667
Lab equipment	4,602	4,602
Construction in progress	—	101
Total property and equipment	8,885	8,781
Less: Accumulated depreciation	(5,436)	(4,730)
Total property and equipment, net	$3,449	$4,051

Depreciation expense was $416 and $595 during the three months ended June 30, 2021 and 2020, respectively, and $706 and $1,189 during the six months ended June 30, 2021 and 2020, respectively.

7.           Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized in the following table. As of December 31, 2020, the Company did not have intangible assets.

		As of June 30, 2021
			Accumulated
	Estimated life	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$250	$19,750
		$20,000	$250	$19,750

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Future amortization of intangible assets are as follows:

As of June 30,
2021 (remaining six months)	$500
2022	1,000
2023	1,000
2024	1,000
2025	1,000
2026	1,000
2027 and thereafter	14,250
Total future amortization	$19,750

8.           Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued research and development expenses	$20,541	$16,945
Accrued employee compensation and benefits	7,892	7,704
Accrued legal and professional fees	2,272	3,988
Other	359	562
	$31,064	$29,199

9.            Common Shares

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

The rights of the holders of the Company’s Class A common shares, Class B common shares, Class A1 common shares and Class B1 common shares are identical, except with respect to voting, transferability and conversion, as described below. As of June 30, 2021, no preferred shares were designated or issued.

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

Dividends

The common shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. Through June 30, 2021, no cash dividends have been declared or paid.

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

10.           Share-Based Compensation

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

A total of 4,466,500 Class A common shares were initially reserved for issuance under the 2018 Plan. The number of Class A common shares that may be issued under the 2018 Plan will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 4% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A common shares determined by the Company’s board of directors. In December 2020, the board of directors approved the automatic increase as of January 1, 2021 of 2,728,600 shares, equal to 4% of the as-converted Class A common shares outstanding on December 31, 2020. No more than 27,915,000 Class A common shares may be issued under the 2018 Plan upon the exercise of incentive options. The Class A common shares underlying any awards issued under the 2018 Plan or the 2015 Plan that on or after the effective date of the 2018 Plan expire, lapses unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited under the 2018 Plan or the 2015 Plan will be added back to the Class A common shares available for issuance under the 2018 Plan. As of June 30, 2021, 4,317,500 shares remained available for future grant.

2015 Equity Incentive Plan

Until May 23, 2018 (the effective date of the 2018 Plan), the 2015 Plan provided for the Company to grant incentive share options, nonqualified share options, share grants and other share-based awards to employees and non-employees to purchase the Company’s Class A common shares. On the effective date of the 2018 Plan, the Company ceased granting awards under the 2015 Plan. At that time, the 4,691,213 Class A common shares subject to outstanding awards under the 2015 Plan remained reserved for issuance under the plan pursuant to such awards and the 92,170 Class A common shares that had been available for future grant under the 2015 Plan were no longer authorized

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

and reserved for issuance or available for future grant under the 2015 Plan. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Class A common shares subject to awards granted under the 2015 Plan that expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited become available for issuance under the 2018 Plan. As of June 30, 2021, there were 2,611,365 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance there under pursuant to such awards.

2018 Employee Share Purchase Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Employee Share Purchase Plan (the “2018 ESPP”), which became effective on May 23, 2018. A total of 670,000 Class A common shares were initially reserved for issuance under the 2018 ESPP. The number of Class A common shares that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 1% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A common shares determined by the Company’s board of directors, provided that no more than 6,420,000 Class A common shares may be issued under the 2018 ESPP. In December 2020, the Company’s board of directors approved an increase as of January 1, 2021 of 130,000 shares. As of June 30, 2021, 648,794 Class A common shares were available for future issuance under the 2018 ESPP.

Rilonacept Long-Term Incentive Plan

In December 2019, the compensation committee of the Company’s board of directors approved the Company’s Rilonacept Long-Term Incentive Plan (“RLTIP”) under the 2018 Plan to incentivize eligible employees of the Company or any of its subsidiaries to achieve FDA approval for the commercial sale and marketing of rilonacept for recurrent pericarditis in the United States (“RLTIP Milestone”). The RLTIP provides for the potential to receive a cash award and two grants of restricted share units (“RSU”) awards covering Class A common shares under the 2018 Plan. The target award value for each of the cash award and the two RSU awards will be equal to one-third of a participant’s annual target bonus for the year of grant, as determined in accordance with the RLTIP. Depending on the date-range within which the RLTIP Milestone is certified by the Compensation Committee as being achieved (such date the “Achievement Date”), the RLTIP provides for (1) an earnout percentage that can be achieved as to 100%, 50%, 25% or 0% and (2) an upside earnout percentage that can be achieved as to 50%, 25% or 0%. No awards will be earned or vest, and the second RSU award will not be granted, in the event the Achievement Date does not occur by a specified date. The cash award is eligible to be earned and vested upon the Achievement Date with respect to an amount determined based on the earnout percentage and the number of Class A common shares issuable under the first RSU award (“First RSU Award”) upon the Achievement Date determined based on the earnout percentage and will vest on the first anniversary of the Achievement Date, subject to continued employment through such date. The second RSU award (“Second RSU Award”) will be granted on the Achievement Date with respect to a number of shares determined based on both the earnout percentage and the upside earnout percentage, and will vest on the second anniversary of the Achievement Date, subject to continued employment through such date.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2020	9,958,858	$9.32
Granted	1,418,639	$13.65
Exercised	(249,727)	$5.47
Forfeited	(1,679,526)	$11.23
Outstanding as of June 30, 2021	9,448,244	$9.73
Share options exercisable as of June 30, 2021	4,574,392	$8.81
Share options unvested as of June 30, 2021	4,873,852	$11.26

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of options granted to employees and directors under the Plans during the three and six months ended June 30, 2021 and 2020 were as follows, presented on a weighted-average basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.07% %	0.39%	1.01%	0.71%
Expected term (in years)	5.57	5.99	6.07	6.18
Expected volatility	75.99%	79.38%	76.92%	79.71%
Expected dividend yield	—%	—%	—%	—%

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

During the year ended December 31, 2020 and in December 2019, the Company granted the First RSU Awards as part of the RLTIP to eligible employees. During the six months ended June 30, 2021, the Achievement Date was met and (1) the number of Class A common shares issuable under the First RSU Awards were determined in accordance with the RLTIP and will vest in one installment on the first anniversary of the Achievement Date, subject to continued employment through such date, and (2) the Second RSU Awards were granted to eligible employees on the Achievement Date with respect to a number of shares determined in accordance with the RLTIP and will vest on the second anniversary of the Achievement Date, subject to continued employment through such date.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

During three and six months ended June 30, 2021, the Company recognized compensation expense of $526 and $2,030, respectively related to RSUs including those granted in connection to the RLTIP. During the three and six months ended June 30, 2020, the Company recognized $222 and $483, respectively in compensation expense related to the Time-Based RSUs and the Company did not recognize any compensation expense related to the First RSU Award, as achievement of the RLTIP Milestone was determined to be not probable as of that date.

The following table summarizes RSU activity, including the RSUs outstanding under the RLTIP for the six months ended June 30, 2021:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2020	205,312	$13.41
Granted	423,065	$21.42
Vested	—	$—
Forfeited	(132,604)	$18.44
Unvested RSUs as of June 30, 2021	495,773	$18.90

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of goods sold	$39	$—	$39	$—
Research and development expenses	1,923	2,189	4,557	3,958
Selling, general and administrative expenses	3,755	2,662	8,247	5,102
	$5,717	$4,851	$12,843	$9,060

11.           License, Acquisition and Collaboration Agreements

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

During the three and six months ended June 30, 2021 and 2020, the Company recorded research and development expense of $14 and $14 and $28 and $78 respectively, related to the annual maintenance fee in connection with the retained contracts.

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

During the three and six months ended June 30, 2021 and 2020, the Company did not record any research and development expense in connection with the BIDMC Agreement.

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

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Under the Regeneron Agreement, the Company was also obligated to make payments to Regeneron of up to an aggregate of $27,500 upon the achievement of specified regulatory milestones, which includes a $7,500 milestone achieved and paid in the fourth quarter of 2020 and a $20,000 milestone achieved and paid in the six months ended June 30, 2021. The $20,000 milestone was accounted for as an intangible asset and will be amortized over the life of the underlying asset. Related amortization expense will be recorded as cost of goods sold in the Company’s consolidated statement of operations and comprehensive loss. During the six months ended June 30, 2021 and 2020, the Company did not incur any research and development expense directly related to milestones due under the Regeneron Agreement.

Under the Regeneron Agreement, the Company is solely responsible for all development and commercialization activities and costs in its territories. The Company is also responsible for costs related to the filing, prosecution and maintenance of certain licensed patent rights. In March 2021, the FDA approved the sBLA for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older and the Company assumed the sales and distribution of ARCALYST for the approved indications in the United States, including CAPS and DIRA. The Company will evenly split profits on sales of ARCALYST with Regeneron, where profits are determined after deducting certain commercialization expenses subject to specified limits, from ARCALYST sales. As of June 30, 2021, no profit sharing has been recognized.

Pursuant to the Regeneron Agreement, in September 2017, the parties entered into a clinical supply agreement under which Regeneron agreed to manufacture product solely for the Company’s use in development activities. Pursuant to the Regeneron Agreement, during the six months ended June 30, 2021, the parties entered into a commercial supply agreement under which Regeneron agreed to manufacture product for the Company’s use, including for commercial sales. During the six months ended June 30, 2021 and 2020, the Company did not incur any research and development expense related to the purchase of drug materials under the clinical supply agreement. During the six months ended June 30, 2021, the Company recorded inventory of $6,381 related to the purchase of commercial product under the commercial supply agreement (see Note 5). As of June 30, 2021, the Company had non-cancelable purchase commitments under the commercial supply agreement (see Note 14).

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

During the six months ended June 30, 2021 and 2020, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

12.         Net Loss per Share

The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, Class A1 and Class B1 common shares are identical, except with respect to voting, transferability and conversion (see Note 9). As the liquidation and dividend rights are identical, losses are allocated on a proportionate basis, and the resulting net loss per share attributed to common shareholders will, therefore, be the same for both Class A and Class B common shares on an individual or combined basis.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders	$(41,563)	$(37,469)	$(91,047)	$(63,888)
Denominator:
Weighted average common shares outstanding—basic and diluted	68,395,703	57,914,105	68,332,943	56,618,397
Net loss per share attributable to common shareholders— basic and diluted	$(0.61)	$(0.65)	$(1.33)	$(1.13)

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

	As of June 30,
	2021	2020
Options to purchase common shares	9,448,244	8,683,380
Unvested RSUs	495,773	286,727
	9,944,017	8,970,107

13.         Income Taxes

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

The income tax rate for the three and six months ended June 30, 2021 varied from the Bermuda statutory rate of zero primarily due to income subject to United States taxation under the Kiniksa US cost-plus arrangements with the Company, and U.S. federal and state research tax credits. Income tax provision for the three and six months ended June 30, 2021 was $1,014 and $1,224, respectively primarily due to the effective tax rate for Kiniksa US cost-plus arrangements partially offset by a discrete tax benefit primarily related to tax benefits from share-based compensation taxable events. Income tax provision for the three and six months ended June 30, 2020 was $5,875 and $3,696 includes a discrete tax benefit primarily related to tax benefits from share-based compensation taxable events and recording a valuation allowance against certain deferred tax assets.

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

14.         Commitments and Contingencies

License Agreements

The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Manufacturing Commitments

The Company entered into a commercial supply agreement with Regeneron to provide both clinical supply and commercial product (see Note 11). The Company entered into agreements with several CMOs to provide the Company with preclinical and clinical trial materials. As of June 30, 2021, the Company had committed to minimum payments under these agreements totaling $36,551, of which $16,957 are due within one year.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors, officers and other key personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or other key personnel. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2021 or December 31, 2020.

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

ARCALYST is an interleukin-1α and interleukin-1β cytokine trap. We received U.S. Food and Drug Administration, or FDA, approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March, 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is commercially available through a distribution network comprised of several specialty pharmacies, which provide access across the United States. ARCALYST is also approved in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes, or CAPS, specifically Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in Deficiency of Interleukin-1 Receptor Antagonist, or DIRA, in adults and children weighing 10 kg or more. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States. Our license to ARCALYST includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear. We will evenly split profits on sales of ARCALYST with Regeneron Pharmaceuticals, Inc.(“Regeneron”), where profits are determined after deducting certain commercialization expenses, subject to specified limits, from ARCALYST sales.

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting granulocyte-macrophage colony stimulating factor receptor alpha, or GM-CSFRα. We are evaluating mavrilimumab for the potential treatment of giant cell arteritis, or GCA, a chronic inflammatory disease of the medium-to-large arteries with an estimated U.S. prevalence of approximately 75,000 to 150,000 patients. We conducted a global, randomized, double-blind, placebo-controlled Phase 2 proof-of-concept clinical trial for the study of mavrilimumab in GCA. The trial achieved both the primary and efficacy endpoint of time-to-first adjudicated GCA flare by Week 26 in all treated patients and the secondary efficacy endpoint of sustained remission at Week 26 in all treated patients with statistical significance. Additionally, while the trial was not powered for individual disease cohorts, there was a consistent trend of efficacy across the new onset and relapsing/refractory cohorts. In September 2020, the FDA granted Orphan Drug designation for mavrilimumab for the treatment of GCA. We are also evaluating mavrilimumab in severe coronavirus 2019 disease, or COVID-19, pneumonia and hyperinflammation (including COVID-19-related acute respiratory distress syndrome, or ARDS). We are currently conducting a global, randomized, double-blind, placebo-controlled adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation. In April 2021, we announced preliminary data from the Phase 2 portion of the trial in non-mechanically-ventilated patients with severe COVID-19 ARDS receiving local standard of care. Non-mechanically ventilated patients treated with mavrilimumab demonstrated a reduction in mechanical ventilation and death at Day 29 pooled across dose levels. The trial achieved its primary efficacy endpoint of the proportion of patients alive and free of mechanical ventilation at Day 29. Mavrilimumab was well-tolerated and exhibited a favorable safety profile. In July 2021, we announced additional data from the Phase 2 portion on the Phase 2/3 clinical trial of mavrilimumab in severe COVID-19-related ARDS. Follow-up preliminary overall survival data in non-mechanically ventilated patients at Day 60 and Day 90 were consistent with previously reported Day 29 data. Additionally, Day 29 data from mechanically-ventilated patients did not show a reduction of death. The Phase 3 portion of the Phase 2/3 trial in non-mechanically ventilated patients with severe COVID-19-related ARDS is ongoing and we expect data in the first quarter of 2022. We intend to discontinue enrolling mechanically-ventilated patients in the Phase 3 portion of the trial. Additionally, we are engaged with the FDA and other government agencies to identify pathways to potentially accelerated availability of mavrilimumab as a therapeutic option for severe COVID-19 patients.

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

KPL-404 is an investigational monoclonal antibody designed to inhibit interaction of CD40 with CD154, or CD40 ligand, signaling, a well-known pathway that plays a critical role in regulating B cell proliferation and T cell activation as well as antibody production. We conducted a randomized, double-blind, placebo-controlled, single-ascending-dose Phase 1 clinical trial of KPL-404 in healthy volunteers to evaluate safety and pharmacokinetics well as receptor occupancy, or RO, and T-cell dependent antibody response, or T-cell Dependent Antibody Response, or TDAR, in these subjects. In May 2021, we reported final data from the trial. KPL-404 showed dose-dependent increases in concentration across cohorts. All dose escalations occurred as per protocol with no dose-limiting safety findings. KPL-404 was well-tolerated, and there were no serious adverse reactions. Subjects dosed with KPL-404 10 mg/kg IV showed full RO through at least Day 71 and complete suppression of TDAR after keyhole limpet hemocyanin, or KLH, challenge and re-challenge through at least Day 57. Subjects dosed with KPL-404 5 mg/kg SC showed full RO through Day 43 and suppression of TDAR after KLH challenge through at least Day 29. Anti-drug antibodies to KPL-404 were suppressed for at least 57 days at 10 mg/kg IV; the suppression of antibody responses to the drug itself is an independent indicator of target engagement and pharmacodynamic effect. We plan to initiate a Phase 2 proof-of-concept clinical trial in rheumatoid arthritis in the fourth quarter of 2021. The trial will evaluate safety and pharmacokinetics of KPL-404 with subcutaneous administration over 12 weeks. Rheumatoid arthritis was selected as a well-characterized autoimmune disease with decades of published clinical data across diverse mechanistic classes, allowing for objective evaluation in established endpoints. The pharmacokinetic lead-in of the planned trial supports characterization of chronic administration of KPL-404 in a patient population and provides optionality to evaluate the therapeutic potential of KPL-404 across a range of other autoimmune diseases with pathologies believed to be mediated by the CD40-CD154 pathway.

Our future success is dependent on our ability to successfully commercialize ARCALYST and to develop, obtain regulatory approval for and successfully commercialize one or more of our current or future product candidates. Upon approval from the FDA of the commercial marketing of ARCALYST in the United States for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States and will evenly split profits on sales with Regeneron, where profits are determined after deducting certain commercialization expenses subject to specified limits, from ARCALYST sales. However, as a company we have limited experience obtaining marketing approval for product candidates, commercializing a therapeutic, supporting sales, marketing, and distribution activities and maintaining applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result we may not be successful in commercializing ARCALYST or any future approved product candidates, if any, thus potentially impairing the commercial potential of ARCALYST and our other product candidates to generate any revenue.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful commercialization of ARCALYST and the development and eventual commercialization of one or more of our current or future product candidates, if approved. Our net losses were $91.0 million and $63.9 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $608.5 million. We expect to continue to incur significant operating losses for at least the next several years as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, we expect to continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution of ARCALYST. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $225.9 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Components of Our Results of Operations

Product revenue, net

Following the FDA approval of ARCALYST in March 2021, the Company began generating product revenue from sales of ARCALYST in April 2021. ARCALYST is sold through a third party logistics provider that distributes primarily through a network of authorized specialty pharmacies and specialty distributors (“customers”), which deliver the medication to patients by mail. Our payment terms are between 30 to 35 days.

Net revenue from product sales is recognized at the transaction price when the specialty pharmacy or specialty distributors obtains control of our product, which occurs at a point in time, typically upon shipment of the product from the third party logistics provider.

Our net revenues represent total revenues adjusted for discounts and allowances, including estimated cash discounts, chargebacks, rebates, returns, copay assistance, and specialty pharmacy and distributor fees. These adjustments represent variable consideration under ASC 606 and are estimated using the expected value method and are recorded when revenue is recognized on the sale of the product. These adjustments are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.

Operating Expenses

Cost of Goods Sold

Cost of goods sold includes production and distribution costs of ARCALYST, and amortization of the regulatory milestone, and other miscellaneous product costs associated with ARCALYST. Cost of goods sold also includes the allocations for the labor and overhead costs associated with the production of ARCALYST associated with quality control, quality assurance, and supply chain activities.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of our product candidates. We expense research and development costs as incurred. These expenses may include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;
●	expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our clinical trials and CMOs that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs for our product candidates;
●	other costs related to acquiring and manufacturing preclinical and clinical trial materials, including manufacturing validation batches, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
●	payments made in cash or equity securities under third-party licensing, acquisition and other similar agreements;
●	employee-related expenses, including salaries and benefits, travel and share-based compensation expense for employees engaged in research and development functions;
●	costs related to compliance with regulatory requirements; and
●	allocated facilities-related costs, depreciation and other expenses, which include rent and utilities.

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

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under license, acquisition and other similar agreements. We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery activities as well as for managing our preclinical and clinical development, process development and manufacturing clinical and preclinical materials.

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Rilonacept	$3,212	$5,132	$6,013	$9,169
Mavrilimumab	7,054	3,335	15,917	5,545
Vixarelimab	2,130	1,807	4,786	4,463
KPL-404	1,814	775	2,320	2,046
Unallocated research and development expenses	9,735	11,275	23,592	22,002
Total research and development expenses	$23,945	$22,324	$52,628	$43,225

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

●	the potential impact of the COVID-19 pandemic, including any new variants of the virus, on our business, including our preclinical studies, clinical trials and operations;
●	the scope, progress, outcome and costs of our research and preclinical development activities, clinical trials and other development activities;
●	establishing an appropriate safety and efficacy profile with IND enabling and clinical studies;
●	the successful enrollment and initiation, performance and completion of preclinical studies and clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities, including the FDA;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	increasing clinical and commercial manufacturing capabilities or making arrangements with additional third-party manufacturers to successfully manufacture our product candidates at reasonable cost and within approved specifications for product quality, and in sufficient quantities to meet patient demand;
●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
●	maintaining, establishing, and/or expanding a sales, marketing, medical affairs and distribution infrastructure to commercialize ARCALYST or any of our current or future product candidates for which we may obtain marketing approval and intend to commercialize on our own;
●	successfully launching commercial sales of ARCALYST or of our current or future product candidates, if and when approved, whether alone or in collaboration with others;
●	making milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	significant and changing government regulation; and
●	maintaining a continued acceptable safety profile of ARCALYST or our current or future approved product candidates following approval, if any.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, travel and share-based compensation expense for personnel in executive, business development, finance, human resources, legal, medical affairs, commercial and support personnel functions. Selling, general and administrative expenses also include insurance and professional fees for legal, patent, consulting, accounting and audit services, and the cost associated with the production and sale of free goods.

We expect that our general and administrative expenses will continue to increase in the future as we continue to perform commercialization and sales activities and increase our headcount to support our business objectives. We also anticipate that we will continue to incur significant costs associated with being a public company, including accounting, audit, legal, compliance and director and officer insurance costs as well as investor and public relations expenses, and that such costs will increase over time especially as we are now a large accelerated filer and are no longer permitted to rely on exemptions from certain requirements that are applicable to public companies that are not emerging growth companies.

Interest Income

Interest income consists of income recognized from investments in money market funds and U.S. Treasury notes offset by expenses related to investments.

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses. Our wholly owned U.S. subsidiaries, Kiniksa US, and Primatope are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa Pharmaceuticals (UK), Ltd., and its wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals GmbH are subject to taxation in their respective countries. Our provision for income taxes relates mainly to U.S. taxable income, generated by our wholly owned subsidiary Kiniksa US.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020	Change

	(in thousands)

Revenue:
Product revenue, net	$7,704	$—	$7,704
Costs and Operating expenses:
Cost of goods sold	2,466	—	2,466
Research and development	23,945	22,324	1,621
Selling, general and administrative	21,848	9,536	12,312
Total operating expenses	48,259	31,860	16,399
Loss from operations	(40,555)	(31,860)	(8,695)
Interest income	6	266	(260)
Loss before provision for income taxes	(40,549)	(31,594)	(8,955)
Provision for income taxes	(1,014)	(5,875)	4,861
Net loss	$(41,563)	$(37,469)	$(4,094)

Product Revenue, Net

Following the FDA approval of ARCALYST in March 2021, the Company began generating product revenue from sales of ARCALYST in April 2021. We recognize product revenue, net of ARCALYST at the transaction price when the specialty pharmacy or specialty distributors obtains control of our products, which typically occurs upon shipment of the product from the third party logistics provider. We recognized net revenue from the sale of ARCALYST of $7.7 million.

The net revenues represent total revenues adjusted for discounts and allowances, including estimated cash discounts, chargebacks, rebates, returns, copay assistance, and specialty pharmacy and distributor fees. These adjustments represent variable consideration under ASC 606 and are estimated using the expected value method and are recorded when revenue is recognized on the sale of the product. These adjustments are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.

Cost of Goods Sold

Upon the first sale commencing in April 2021, we began generating cost of goods sold associated with the sales of ARCALYST. We recognized cost of goods sold from the sale of ARCALYST of $2.5 million which includes $0.3 million for the amortization of the regulatory milestone. As of June 30, 2021, we continue to sell the relabeled ARCALYST product previously acquired to support the clinical trials that carries zero cost We expect to sell the remaining zero cost inventory in Q3 2021.

Research and Development Expenses

	Three Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Rilonacept	$3,212	$5,132	$(1,920)
Mavrilimumab	7,054	3,335	3,719
Vixarelimab	2,130	1,807	323
KPL-404	1,814	775	1,039
Unallocated research and development expenses:
Personnel related (including share-based compensation)	6,341	7,734	(1,393)
Other	3,394	3,541	(147)
Total research and development expenses	$23,945	$22,324	$1,621

Research and development expenses were $23.9 million for the three months ended June 30, 2021, compared to $22.3 million for the three months ended June 30, 2020, an increase of $1.6 million. During the three months ended June 30, 2021, the increase in research and development expenses incurred related to the mavrilimumab Phase 2/3 clinical trial in COVID-19 related ARDS, offset by a decrease in the cost associated with our RHADSODY trial. The following includes additional information on our development programs.

The direct costs for our ARCALYST program were $3.2 million during the three months ended June 30, 2021, compared to $5.1 million during the three months ended June 30, 2020, a decrease of $1.9 million. The decrease in expenses incurred related primarily to the completion of RHAPSODY, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, and transition to the long-term extension.

The direct costs for our mavrilimumab program were $7.1 million during the three months ended June 30, 2021, compared to $3.3 million during the three months ended June 30, 2020, or an increase of $3.8 million. The increase in expenses incurred related primarily to our Phase 2/3 clinical trial in COVID-19 ARDS offset by a decrease in expenses for the completion of our global Phase 2 clinical trial in GCA.

The direct costs for our vixarelimab program were $2.1 million during the three months ended June 30, 2021, compared to $1.8 million during the three months ended June 30, 2020, an increase of $0.3 million. Expenses incurred during the three months ended June 30, 2021 were primarily related to our Phase 2b clinical trial in prurigo nodularis while during the three months ended June 30, 2020 expenses were primarily related to the continued progress and expansion of our Phase 2a clinical trial in prurigo nodularis, as well as costs related to the conclusion of our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus.

The direct costs for our KPL-404 program were $1.8 million during the three months ended June 30, 2021, compared to $0.8 million during the three months ended June 30, 2020, an increase of $1.0 million. The increase in expenses incurred primarily related to manufacturing of drug product supply for our anticipated Phase 2 trial in rheumatoid arthritis.

Unallocated research and development expenses were $9.7 million for the three months ended June 30, 2021 compared to $11.3 million for the three months ended June 30, 2020, a decrease of $1.6 million. The decrease of $1.6 million in unallocated research and development expenses was primarily due to the supply chain and quality related costs associated with our commercial ARCALYST program, which are now included as cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.8 million for the three months ended June 30, 2021 compared to $9.5 million for the three months ended June 30, 2021. The increase of $12.3 million was primarily due to increase of $6.6 million in personnel-related costs related to the build out of our commercial function, including hiring a sales force and $1.6 million in marketing expenses associated with the commercial launch of ARCALYST. Personnel-related costs for the three months ended June 30, 2021 and 2020 included share-based compensation of $3.8 million and $2.7 million, respectively.

Interest Income

Interest income was less than $0.1 million for the three months ended June 30, 2021 compared to interest income of $0.3 million for the three months ended June 30, 2020. The decrease was due primarily to lower interest rates on U.S. Treasury notes and a lower average balance in short term investments

Provision for Income Taxes

For the three months ended June 30, 2021, we recorded a provision for income taxes of $1.0 million relating primarily to the tax impact from the current tax expense due to income from our cost plus arrangements in the United States, net of R&D credits utilized offset by tax benefit related to the exercise of share options. For the three months ended June 30, 2020, we recorded a provision for income taxes of $5.9 million relating primarily to the tax impact from the exercise of share options and recording a valuation allowance against certain deferred tax assets.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Revenue:
Product revenue, net	$7,704	$—	$7,704
Operating expenses:
Cost of goods sold	2,466	—	2,466
Research and development	52,628	43,225	9,403
Selling, general and administrative	42,448	18,022	24,426
Total operating expenses	97,542	61,247	36,295
Loss from operations	(89,838)	(61,247)	(28,591)
Interest income	15	1,055	(1,040)
Loss before provision for income taxes	(89,823)	(60,192)	(29,631)
Provision for income taxes	(1,224)	(3,696)	2,472
Net loss	$(91,047)	$(63,888)	$(27,159)

Product Revenue, Net

Following the FDA approval of ARCALYST in March 2021, the Company began generating product revenue from sales of ARCALYST in April 2021. The analysis of revenue for the six months ended June 30, 2021 is consistent with the analysis for the three months ended June 30, 2021 as presented in the Comparison of the Three Months Ended June 30, 2021 and 2020.

Cost of goods sold

Upon the first sale commencing in April 2021, we began generating cost of goods sold associated with the sales of ARCALYST. We recognized cost of goods sold from the sale of ARCALYST of $2.5 million which includes $0.3 million for the amortization of the regulatory milestone.

Research and Development Expenses

	Six Months Ended
	June 30,
	2021	2020	Change

	(in thousands)
Rilonacept	$6,013	$9,169	$(3,156)
Mavrilimumab	15,917	5,545	10,372
Vixarelimab	4,786	4,463	323
KPL-404	2,320	2,046	274
Unallocated research and development expenses:			—
Personnel related (including share-based compensation)	16,083	15,095	988
Other	7,509	6,907	602
Total research and development expenses	$52,628	$43,225	$9,403

Research and development expenses were $52.6 million for the six months ended June 30, 2021, compared to $43.2 million for the six months ended June 30, 2020, an increase of $9.4 million. During the six months ended June 30, 2021, the increase in research and development expenses incurred related to the mavrilimumab Phase 2/3 clinical trial in

COVID-19 related ARDS, offset by a decrease in the cost associated with our RHADSODY trial. The following includes additional information on our development programs.

The direct costs for our ARCALYST program were $6.0 million during the six months ended June 30, 2021, compared to $9.2 million during the six months ended June 30, 2020, a decrease of $3.2 million. The decrease in expenses incurred related primarily to the completion of RHAPSODY, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, and transition to the long-term extension.

The direct costs for our mavrilimumab program were $15.9 million during the six months ended June 30, 2021, compared to $5.5 million during the six months ended June 30, 2020, or an increase of $10.4 million. The increase in expenses incurred related primarily to our Phase 2/3 clinical trial in COVID-19 related ARDS offset by a decrease in expenses for the completion of our global Phase 2 clinical trial in GCA.

The direct costs for our vixarelimab program were $4.8 million during the six months ended June 30, 2021, compared to $4.5 million during the six months ended June 30, 2020, or an increase of $0.3 million. Expenses incurred during the six months ended June 30, 2021 were primarily related to the start-up of our Phase 2b clinical trial in prurigo nodularis while during the six months ended June 30, 2020 expenses were primarily related to the continued progress and expansion of our Phase 2a clinical trial in prurigo nodularis, as well as costs related to the conclusion of our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus.

The direct costs for our KPL-404 program were $2.3 million during the six months ended June 30, 2021, compared to $2.0 million during the six months ended June 30, 2020, an increase of $0.3 million. The increase in expenses incurred primarily related to manufacturing of drug product supply for our anticipated Phase 2 trial in rheumatoid arthritis.

Unallocated research and development expenses were $23.6 million for the six months ended June 30, 2021 compared to $22.0 million for the six months ended June 30, 2020. The increase of $1.6 million in unallocated research and development expenses was primarily due to an increase in personnel-related costs of $3.2 million, offset a decrease of $2.1 million due to the supply chain and quality related costs associated with our commercial ARCALYST program, which are now included as cost of goods sold. Personnel-related costs for the six months ended June 30, 2021 and 2020 included share-based compensation of $4.6 million and $4.0 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $42.4 million for the six months ended June 30, 2021 compared to $18.0 million for the six months ended June 30, 2021. The increase of $24.4 million was primarily due to an increase of $14.3 million in personnel-related costs related to the build out of our commercial function, including hiring of a sales force and $4.9 million in marketing expenses associated with the commercial launch of ARCALYST. Personnel-related costs for the six months ended June 30, 2021 and 2020 included share-based compensation of $8.2 million and $5.1 million, respectively.

Interest Income

Interest income was less than $0.1 million for the six months ended June 30, 2021 compared to interest income of $1.1 million for the six months ended June 30, 2020. The decrease was due primarily to lower interest rates on U.S. Treasury notes and a lower average balance in short term investments.

Provision Benefit for Income Taxes

For the six months ended June 30, 2021, we recorded a provision for income taxes of $1.2 million relating primarily to the tax impact from the current tax expense due to income from our cost plus arrangements in the United States, net of R&D credits utilized offset by tax benefit related to the exercise of share options. For the six months ended June 30, 2020, we recorded a provision for income taxes of $3.7 million relating primarily to the tax impact from recording a valuation allowance against certain deferred tax assets.

Liquidity and Capital Resources

Following the FDA approval of ARCALYST in March 2021, the Company began generating product revenue from sales of ARCALYST in April 2021. However, we will continue to incur significant operating losses and negative cash flows from our operations.

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

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $225.9 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(78,905)	$(61,020)
Net cash provided by investing activities	130,827	57,573
Net cash provided by financing activities	1,993	79,975
Net increase in cash and cash equivalents and restricted cash	$53,915	$76,528

Operating Activities

During the six months ended June 30, 2021, operating activities used $78.9 million of cash, primarily resulting from our net loss of $91.0 million as well as net cash used by our operating assets and liabilities of $3.5 million offset by non-cash charges of $15.7 million. Net cash used by our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $6.4 million increase in inventory and a $2.6 million increase in accounts receivable primarily due to the commercial launch of ARCALYST in 2021 offset by an increase of $6.4 million in accrued expenses and accounts payable primarily due to increases related to our clinical trial costs and other selling, general and administration accruals offset by our pre-commercialization activities of our ARCALYST program and the cash payment of the 2020 employee bonuses.

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

Investing Activities

During the six months ended June 30, 2021 investing activities provided $130.9 million of cash, consisting of $248.4 million from proceeds of maturities of short-term investments, partially offset by $97.5 million of purchases of short-term investments and $20.0 million related to the payment of a regulatory milestone incurred under the Regeneron Agreement.

During the six months ended June 30, 2020 investing activities provided $57.6 million of cash, consisting of $191.8 million from proceeds of maturities of short-term investments, partially offset by $134.0 million of purchases of short-term investments and $0.2 million of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $2.0 million, consisting of proceeds from the exercise of employee share options.

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

Funding Requirements

We expect to incur significant expenses in connection with our ongoing and planned activities as we commercialize ARCALYST and advance our current and future product candidates through preclinical and clinical development, seek regulatory approval and commercialize one or more of our current or future product candidates, if approved. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant additional commercialization expenses related to such activities. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. As a result, our related personnel costs will increase, including costs associated with share-based compensation. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates. Additionally, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur expenses as we:

●	conduct our current and planned clinical trials for mavrilimumab, vixarelimab and KPL-404, as well as for any future product candidates, as applicable;
●	increase clinical and commercial manufacturing capabilities or make arrangements with additional third party manufacturers to successfully manufacture our product candidates;
●	develop and timely deliver clinical grade and commercial grade product formulations that can be used in our clinical trials and for commercial sale;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	maintain, establish, and/or expand a sales, marketing, medical affairs and distribution infrastructure to commercialize ARCALYST or any of our current or future product candidates for which we may obtain marketing approval and intend to commercialize on our own;

●	launch commercial sales of ARCALYST and of any of our current or future product candidates, if and when approved, whether alone or in collaboration with others;
●	make milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●	hire additional clinical, quality and research and development personnel;
●	expand our operational, financial and management systems and increase personnel globally to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio; and
●	in-license or acquire other product candidates and technologies or their related businesses, if we determine to do so.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2021, there were no material changes outside the ordinary course of our business to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the Annual Report. See Note 14 to our consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” of this Quarterly Report for a discussion of obligations and commitments.

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

During the six months ended June 30, 2021, we included the estimates associated to revenue recognition to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1,

“Consolidated Unaudited Financial Statements,” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	accrued research and development expenses;
●	share-based compensation; and
●	revenue recognition

Revenue Recognition

ASC 606 outlines a five-step process for recognizing revenue from contracts with customers: i) identify the contract with the customer, ii) identify the performance obligations in the contract, (iii) determine the transaction price, iv) allocate the transaction price to the separate performance obligations in the contract, and (v) recognize revenue associated with the performance obligations as they are satisfied.

We only apply the five-step model to contracts when it is probable that we will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, we determine the performance obligations that are distinct. We recognize as revenues the amount of the transaction price that is allocated to each respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon receipt of the product by the customer.

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer.

Product Revenue, Net

Net revenue from product sales is recognized at the transaction price when the specialty pharmacy or specialty distributors obtains control of our products, which occurs at a point in time, typically upon shipment of the product from the third party logistics provider.

Our net revenues represent total revenues adjusted for discounts and allowances, including estimated cash discounts, chargebacks, rebates, returns, copay assistance, and specialty pharmacy and distributor fees. These adjustments represent variable consideration under ASC 606 and are estimated using the expected value method and are recorded when revenue is recognized on the sale of the product. These adjustments are established by us as our best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Further, the COVID-19 pandemic has adversely impacted the U.S. and global economy and financial markets, and any prolonged impact may have an impact on market interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, we implemented a financial framework of internal controls associated to revenue recognition and inventory. In connection with this implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes in our business processes. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses related to expenses for research and development and our ongoing operations. As of June 30, 2021, we had an accumulated deficit of $608.5 million. We expect to continue to incur losses for the foreseeable future as a result of many factors, including:

●supporting our sales, marketing and distribution capabilities, infrastructure and organization to commercialize ARCALYST and any products candidates for which we may obtain marketing approval for indications in the United States;
●our research and preclinical and clinical development of our product candidates, including our global placebo-controlled Phase 2/3 clinical trial of mavrilimumab in COVID-19-related acute respiratory distress syndrome (“ARDS”), Phase 2b dose-ranging study of vixarelimab in prurigo nodularis, and planned Phase 2 proof-of-concept clinical trial for KPL-404 in rheumatoid arthritis (“RA”);
●manufacturing our products and product candidates for clinical or commercial use, and increasing our manufacturing capabilities or adding additional manufacturers or suppliers;
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

The development and commercialization of biopharmaceutical products is capital intensive. In 2021, we gained FDA approval for and commercially launched ARCALYST in the U.S. for the treatment of recurrent pericarditis. In addition, we are advancing our product candidates through research, preclinical and clinical development, including our global placebo-controlled Phase 2/3 clinical trial of mavrilimumab in severe COVID-19-related ARDS, our Phase 2b dose-ranging study of vixarelimab in prurigo nodularis, and our planned Phase 2 clinical trial with KPL-404 in RA.

We expect our expenses to increase in connection with our ongoing activities as we continue to support our sales, marketing and distribution capabilities, continue the research and development of our product candidates, expand our infrastructure and organization, and enter into agreements with third parties to conduct commercialization activities. Upon the FDA’s approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States and will evenly split profits on sales with Regeneron, where profits are determined after deducting certain commercialization expenses subject to specified limits, from ARCALYST sales. We expect to incur significant additional commercialization expenses with respect to our sales and marketing activities for ARCALYST as well as leading up to or after any future marketing approval of any of our product candidates related to manufacturing, product sales, marketing and distribution. As our product candidates progress through development and towards potential commercialization, we will need to make milestone payments and, if successful, eventually make royalty payments to the applicable licensors and other third parties from whom we have acquired our product candidates. Furthermore, we expect to continue to incur costs associated with operating as a public company.

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
●the results from, and the time and cost necessary for development of our product candidates, including for our global placebo-controlled Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 related ARDS, our Phase 2b dose-ranging trial of vixarelimab in prurigo nodularis, and our planned Phase 2 proof-of-concept clinical trial for KPL-404 in RA;
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
●the ongoing costs associated with being a public company, including as a result of being a large accelerated filer as of December 31, 2020;
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

Additionally, funds may not be available when we need them, on terms that are acceptable to us, or at all. If we are unable to obtain funding when needed, we will be forced to curtail, delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or commercialization efforts of any of our products or product candidates for which we obtain approval. We may also be unable to expand our operations or otherwise capitalize on our business opportunities or may be required to relinquish rights to our product candidates or products. Any of these occurrences could materially affect our business, financial condition and results of operations.

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

Risks Related to Commercialization

We have limited experience as a company commercializing a therapeutic product and supporting sales, marketing, distribution and general infrastructure either directly and/or through agreements with third parties. As a company, we have limited experience selling, marketing and distributing any therapeutic products. As a result, we may not be successful in commercializing ARCALYST or any future approved product candidates, thus potentially impairing commercial potential for ARCALYST and our product candidates to generate any revenue.

The FDA approved ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021. Upon approval by the FDA, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States, announcing the commercial availability of ARCALYST through Kiniksa in April 2021. While members of our management team have obtained marketing approvals for product candidates and commercialized products in the past while employed at other companies, we as a company have not previously obtained marketing approvals for any of our product candidates and have not previously sold, marketed or distributed any therapeutic products until now. To achieve commercial success for ARCALYST, or any future approved product candidate, we have established and expanded our internal capabilities, including but not limited to, sales, marketing, distribution, access and patient support services as well as making arrangements with third parties to perform certain services. We recruited and trained a specialty cardiology sales force of approximately 30 representatives who are charged with calling on high-volume accounts and specialists with a particular focus on cardiology and, secondarily, rheumatology. We have also hired other customer facing teams, including for our medical affairs, payor and patient support services teams to complement the efforts of the sales force, as well as developed an efficient digital marketing campaign. Our internal capabilities are augmented through contracts with third parties for distribution services, price reporting and aspects of our patient services programs. We undertook these efforts in order to commercialize ARCALYST in the United States. Each aspect of commercialization on its own can be complex, expensive and time consuming, and collectively the required effort for coordination is intensive. For example, recruiting and training a sales force and establishing marketing, payor and patient support service capabilities is expensive and time consuming and if not executed as planned could delay or reduce the effectiveness of the launch of ARCALYST and our product candidates, if approved.

Factors that may inhibit our efforts to successfully commercialize ARCALYST or any of our current or future product candidates, if approved, include:

●our inability to recruit, train and retain adequate numbers of effective sales, marketing, access, and payor and patient support personnel;
●the inability of sales personnel to obtain access to physicians and accounts as well as for an adequate number of physicians or accounts to prescribe any of our future products;
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
●any delays in our ability to produce sufficient quantities of ARCALYST, or any of our future products, at an acceptable cost or quality, including such delays arising out of quality assurance concerns or those caused by our reliance on our third-party manufacturers;
●our inability and the inability of any third parties upon which we rely to effectively distribute products in a timely manner;
●our inability to provide physicians and patients adequate support and training to build comfort around the preparation and administration process to initiate and continue to use ARCALYST or any of our future products;
●our inability to develop robust patient support programs to optimize the patient and customer experience with ARCALYST or any of our future products as well as with the Company;
●our inability to develop or obtain and sustain sufficient operational functions and infrastructure to support our commercial activities; and
●unforeseen costs and expenses associated with creating and maintaining a sales, marketing, and access organization.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties, delays or unforeseen costs. If we experience any such factors that inhibit our efforts to commercialize ARCALYST or any of our product candidates, if approved, we may not be successful in commercializing ARCALYST or any such future product candidates. Further, our business, results of operations, financial condition and prospects may be materially adversely affected.

The impact of the COVID-19 pandemic and measures taken in response to the pandemic has resulted in limitations on certain commercial activities, which, if prolonged, may impede the effective commercialization of ARCALYST or any of our product candidates, if approved, and result in lower than anticipated future revenue.

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

The COVID-19 pandemic and measures taken in response to the pandemic, including business and travel restrictions and social distancing to halt the spread of the pandemic, has had an impact on businesses, healthcare systems, regulatory authorities and other organizations and conferences. These measures may result in limitations on certain aspects of our commercialization strategy, including our specialty cardiology salesforce having limited access to physician offices and other high-volume accounts in person, which if prolonged, may impede the effective commercialization of ARCALYST and result in lower than anticipated future revenue. In addition, the loosening of such restrictions has been and may in the future be subject to abrupt reversal in the presence of new variants of COVID-19, which may lengthen or exacerbate the impact of such restrictions on our business, financial condition and results of operations.

Our current products or future approved product candidates may not gain market acceptance by prescribers, patients, or third-party payors (e.g., governments and private health insurers), in which case our ability to generate product revenues will be impaired.

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

Our ability to successfully commercialize ARCALYST in the approved recurrent pericarditis indication and other approved indications in the United States or any of our future approved product candidates, if any, particularly in orphan or rare disease indications, will depend in part on the availability of favorable coverage, patient affordability and the adequacy of reimbursement for ARCALYST or the product candidate and alternative treatments from third-party payors (e.g., governmental authorities, private health insurers and other organizations). We are seeking favorable coverage and reimbursement for ARCALYST for the treatment of recurrent pericarditis and reduction of risk of recurrence in adults and children 12 years of age and older from third-party payors. Obtaining coverage and adequate reimbursement is contingent on our ability to:

●obtain and present clinical data that supports payor value/benefit assessments;
●execute formal payor value/benefit assessment processes;
●obtain coverage that enables use in populations reflected in any product candidate’s approved product label; and
●effectively negotiate favorable pricing and reimbursement terms.

While in some markets there is a single payor, in other markets there are multiple payors that can have different ways of assessing prescription drugs and therapeutics. To successfully commercialize ARCALYST or any of our product candidates, if approved, we will be required to utilize the expertise, internally or through a third party, and resources that are sufficient to execute on the respective product candidate’s coverage and reimbursement strategy. We cannot be certain we will be able to effectively execute our coverage and reimbursement strategy in the markets we pursue, which could limit the commercial potential of ARCALYST in the approved recurrent pericarditis indication or any of our product candidates, if approved. As a result, our ability to generate projected revenue from ARCALYST or any of our product candidates, if approved, could be negatively impacted.

Governmental authorities, private health insurers and other third-party payors have attempted to control costs by delaying the time to reimbursement, and by restricting the breadth of coverage and limiting the amount of reimbursement for particular products in terms of lower pricing and increasing the proportion of the cost for which the patient is responsible. There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be limited to a subset of the patient population for which the treatment is approved by the FDA or similar regulatory authorities outside the United States, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used. Coverage and reimbursement barriers by payors may materially impact the demand for, or the price of, ARCALYST and any product candidate for which we obtain marketing approval, if any. If coverage and reimbursement are not available, or available only at limited levels, or if such coverage will require patient out-of-pocket costs that are unacceptably high, we may not be able to successfully commercialize ARCALYST or any of the product candidates for which we obtain marketing approval. Moreover, any coverage or reimbursement that may be obtained may be decreased or eliminated in the future.

Third-party payors continue to introduce new tactics to contain costs, including more rigorous value/benefit assessment processes and criteria. For example, it is possible that third-party payors will select low-cost clinical comparators that serve as benchmarks for determining relative value, including generics, biosimilars and lower costs brands with or without the same approved indication. The result of such a change would be a more challenging value/benefit assessment caused by a more challenging basis for comparison and the potential for a worse relative outcome. Third-party payors may determine that we have failed to generate sufficient evidence to demonstrate the relative benefits of ARCALYST or any of our product candidates, if approved, and refuse to provide coverage and reimbursement entirely, or many find the evidence not sufficiently compelling to support the desired pricing and reimbursement. Similarly, payors may implement coverage criteria that seeks to limit the use of ARCALYST or any of our product candidates, if approved, to situations where a patient must be proven to not adequately respond to the lower-cost comparator. The potential of third-party payors to introduce more rigorous value/benefit assessment processes and criteria could have a negative impact on our ability to successfully commercialize ARCALYST or any of our product candidates for which we receive marketing approval, if any.

Third-party payors are also introducing more challenging price negotiation methodologies, including in re-visiting established coverage and reimbursement parameters when new competitors, including brands, generics and biosimilars enter the market. It is possible that a third-party payor may consider our product candidates, if approved, as substitutable and only be willing to cover the cost of the alternative product. Even if we show improved efficacy, safety or improved convenience of administration with ARCALYST or any of our product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge for ARCALYST or any of our product candidates, if approved. Third-party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound. In other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and/or reimbursement levels. The potential of third-party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to successfully commercialize ARCALYST or any of our product candidates, if approved.

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

The precise incidence and prevalence for all the conditions we aim to address with our programs are not known with specificity, including with respect to COVID-19-related ARDS. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products and product candidates, if approved, are based largely on our extrapolation from available population studies and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, pharmacy claims analyses, large national surveillance databases or market research, and may prove to be incorrect. Further, new trials and therapeutic options may lead to changes in the estimated incidence or prevalence of these diseases, or relevant subpopulations thereof, including the introduction of a vaccine for the prevention of COVID-19 with respect to COVID-19-related ARDS. As a result, the number of patients who may benefit from our products or product candidates, if approved, may turn out to be lower than expected.

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

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

If we enter into arrangements with third parties to perform sales, marketing, distribution and other commercial support services, our product revenues or the profitability of these revenues to us are likely to be lower than if we were to market and sell any approved product candidates ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our approved product candidates, if any, or may be unable to do so on terms that are favorable to us. Further, we will likely have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our approved product candidates effectively. However, developing a sales, marketing and access organization requires significant investment, is time consuming and if not completed as planned could delay the launch of our approved product candidates. Furthermore, we may not be able to adequately establish an effective sales, marketing, distribution and access organization in the EU or other key markets in which we have obtained approval for the commercial marketing of our product candidates outside of the United States. If we are unable to maintain or reestablish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our approved product candidates, if any, and the approved product candidates’ ability to generate any revenue may be impaired. Furthermore, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

Although we do not have immediate plans to pursue the regulatory approval and commercialization of ARCALYST for recurrent pericarditis or any other indication outside of the United States, we are evaluating the opportunities for the development and commercialization of our product candidates in certain markets outside of the United States, including through our Managed Access Program. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials, manufacturing and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in markets outside of the United States, we would be subject to additional risks and uncertainties, including:

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

We are subject to ongoing regulatory requirements for manufacturing, labeling, packaging, distribution, storage, advertising, promotion, sampling, record-keeping, adverse event reporting, conduct of post-marketing trials and submission of safety, efficacy and other post-market information for our products, including both federal and state requirements in the United States. We are also subject to additional ongoing obligations and continued regulatory review, which may result in significant additional expense. Furthermore, if we seek and receive approval from comparable regulatory authorities outside of the United States for products or any of our product candidates, if approved, in the future, we will be subject to the requirements of comparable regulatory authorities outside of the United States.

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

While our current clinical and medical affairs activities are subject to certain ongoing regulatory requirements concerning appropriate exchange of medical and scientific information, we must also comply with additional requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval.

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

If a regulatory agency discovers previously unknown problems with our product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we discover previously unknown problems with a product or product candidate, including adverse events of unanticipated severity or frequency, or with our manufacturing processes, or fail to comply with regulatory requirements, a regulatory agency or enforcement authority may, among other things:

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

The policies of the FDA and other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States, Europe or in other jurisdictions. For example, the previous U.S. presidential administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict whether or how these Executive Orders will be implemented, or whether they will be rescinded and replaced, by the current U.S. presidential administration and the extent to which they may impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Further, the policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement actions and we may not achieve or sustain profitability.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, physician and other healthcare professional payment and price transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Upon the FDA’s approval of ARCALYST in March 2021 for the treatment of recurrent pericarditis and the reduction in risk of recurrence in adults and children 12 years of age and older, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States and will evenly split profits on sales with Regeneron, where profits are determined after deducting certain commercialization expenses subject to specified limits, from ARCALYST sales. As we assumed the sales and distribution responsibilities of ARCALYST for the approved indications in the United States and began marketing ARCALYST in the approved recurrent pericarditis indication, we became subject to additional healthcare statutory and regulatory requirements and enforcement by the United States federal and state governments and the governments of other countries or jurisdictions in which we conduct our business.

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
●the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies and their representatives from paying, offering to pay, promising to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity abroad. In many countries, the healthcare professionals we interact with may meet the FCPA’s definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls;
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

These laws and regulations, among other things, may constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, prescribers or other potential purchasers of our products or product candidates, if approved. We have entered into consulting and advisory board agreements with physicians and other healthcare professionals, some of whom are paid in the form of shares or options to acquire our common shares. We could be adversely affected if regulatory agencies determine our financial relationships with such prescribers to be in violation of applicable laws or involves a conflict of interest. For example, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator or a clinical trial site has created a conflict of interest or otherwise affected interpretation of a study. The FDA or other regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized, which could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authorities and may ultimately lead to the denial of marketing approval of our product candidates. Furthermore, investigators for our clinical trials may become debarred by FDA or other regulatory authorities, which may impact the integrity of our studies and the utility of the clinical trial itself may be jeopardized. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations.

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

Although mavrilimumab was studied in Phase 2 clinical trials conducted by MedImmune outside of the United States for the treatment of RA we studied mavrilimumab in a global Phase 2 clinical trial for the treatment of GCA, for which we announced that the trial met both the primary and secondary efficacy endpoints with statistical significance, and are conducting a global placebo-controlled Phase 2/3 clinical trial of mavrilimumab in severe COVID-19-related ARDS, for which we released follow-up preliminary data for both the non-mechanically ventilated and mechanically ventilated cohorts from the Phase 2 portion of the trial. Enrollment of non-mechanically ventilated patients in the Phase 3 portion of the trial is ongoing and data is expected in the first quarter of 2022. We have been studying vixarelimab in prurigo nodularis, for which we released top-line data from our Phase 2a clinical trial, and are enrolling patients in a Phase 2b dose-ranging study of vixarelimab in prurigo nodularis. In addition, we are planning to initiate a Phase 2 proof-of-concept clinical trial of KPL-404 in RA by the end of 2021. Our future preclinical product candidates would need to progress through toxicology studies and other requirements to enable an Investigational New Drug application, or IND, prior to clinical development. We cannot be certain that any of our product candidates will be successful in these clinical trials or will receive regulatory approval even after completing a successful pivotal clinical trial. We may also determine that the potential product and commercial profile of any of our product candidates may not ultimately be commercially successful, or even if they have the potential to be commercially successful, we may not have sufficient resources, which in either case could lead us to discontinue development of one or more of our product candidates or we may otherwise determine to not support further development of any of our product candidates at any time for any reason. If we do not receive regulatory approvals for more than one of our product candidates, we may not be able to continue our operations.

While we received FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, each of our product candidates requires additional preclinical or clinical development, and all of our product candidates will require regulatory approval in one or more jurisdictions, manufacturing capacity and expertise, successful manufacture of clinical supply, and, if ultimately approved, will require an organization to support commercialization and product launch and significant marketing efforts before we will be able to generate any revenue from product sales of such product candidates. The success of our product candidates or potential future product candidates depends upon several factors, including the following:

●submission to and acceptance by the FDA of INDs and clinical trial applications to governmental authorities outside of the United States for our product candidates to commence planned clinical trials or future clinical trials;
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
●successful data from our clinical programs with sufficient quality that support an acceptable risk-benefit profile of our product candidates for the targeted indications in the intended populations to the satisfaction of the applicable regulatory authorities;
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

Even though we received FDA approval for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, and assumed the sales and distribution of ARCALYST for the previously approved indications in the United States, we will evenly split profits on sales with Regeneron, where profits are determined after deducting certain commercialization expenses subject to specified limits, from ARCALYST sales, and the relevant markets for these indications may prove not to be large enough to allow us to generate significant revenue from these product sales. Moreover, even if we successfully obtain regulatory approvals to manufacture and market one or more product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, among other things. If the markets for patient subsets that we are targeting are smaller than we estimate, we may not generate projected revenue levels from sales of such product candidates, if approved.

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

For example, the FDA has provided feedback that the risk-benefit assessment for investigation of mavrilimumab in a clinical trial may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk-benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment options. In addition, we anticipate that other potential chronic indications for mavrilimumab would need to be in serious or life-threatening chronic diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to pursue clinical development in such indications or potentially in indications requiring limited doses where the theoretical risk of pulmonary alveolar proteinosis, or PAP, is low. Further, based on FDA feedback we received in connection with its review and approval of an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to eventually demonstrate safety and effectiveness of mavrilimumab beyond 26 weeks, as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different dose levels in GCA.

Commencing our planned clinical trials is also subject to approval by a central IRB and an IRB at each clinical trial site before a trial may be initiated, which approval could be delayed, rejected or suspended. Further, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or the FDA or other regulatory authorities may impose a suspension or termination of our clinical trials even after approval and initiation of trial sites due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects that arise in the trial, failure to demonstrate a benefit from using a drug, any of which could result in the imposition of a clinical hold, as well as changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Successful completion of our clinical trials is a prerequisite to submitting a Biologics License Application, or BLA, sBLA or New Drug Applications, or NDA, to the FDA and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, or other applicable regulatory authorities in other countries for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and any future product candidates. A failure of one or more of our current or future clinical trials can occur at any stage of testing, and our clinical trials may not be successful. We have experienced and may continue to experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, be allowed by regulatory authorities, need to be redesigned, or if we can activate sites or enroll patients on time, or if they will be completed on schedule, if at all. Events that have and may continue to delay or prevent commencement or successful completion of clinical development of our product candidates as planned and on schedule, if at all, include but are not limited to:

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
●failure by our CROs, medical institutions, other third parties we contract with in connection with our clinical trials, or us to adhere to clinical trial requirements or to perform their obligations in a timely or manner compliant with all applicable laws and regulations, including FCPA;
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
●participating patients failing to experience confirmed pre-specified events during the clinical trial within an expected timeframe, if at all;
●safety issues, including occurrence of adverse events associated with a product candidate, that are viewed to outweigh its potential benefits;
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
●strategic decisions regarding clinical study priority for capital preservation purposes;
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
●delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing either as a result of quality assurance or due to our reliance on third party manufacturers; and
●disruptions to our business operations, including our manufacturing operations, and the business operations of our third-party manufacturers, CROs upon whom we rely to conduct our clinical trials, or other third parties with whom we conduct business or otherwise engage, as well as disruptions in supply chain distribution and business travel into and within the countries in which we conduct our clinical trials, our manufacturers produce our product candidates or we otherwise conduct business or engage with other third parties, now or in the future as a result of the impact of the COVID-19 pandemic.

Delays in the commencement or completion of our planned and ongoing clinical trials of our product candidates have occurred and may continue to occur. Consequences of delays have increased and may in the future increase our costs of developing our product candidates, slow down the development and approval of our product candidates, delay or jeopardize our ability to commence product sales and generate revenue, if any, from our product candidates and harm their commercial prospects. Furthermore, disruptions caused by the COVID-19 pandemic have increased and may continue to increase the likelihood that we encounter such difficulties or delays in commencing or completing our planned and ongoing clinical trials or other development. In addition, many of the factors that cause, or lead to, difficulties and delays in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or us deciding to modify or cease development of our product candidates.

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

Furthermore, clinical trials must be conducted in accordance with the laws, rules and regulations, guidelines and other requirements of the FDA, the EMA and other applicable regulatory authorities outside of those jurisdictions and are subject to oversight by these regulatory authorities and IRBs at the medical institutions where the clinical trials are conducted. Further, conducting global clinical trials, as we do for certain of our product candidates, may require that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, EU and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials that are conducted in countries outside the United States and the EU may subject us to risks associated with the engagement of non-United States and non-EU CROs who are unknown to the FDA or the EMA, and may have different standards of diagnosis, screening and medical care, as well as risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States and the EU.

The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact on our current or planned preclinical studies and clinical trials, which could be significant.

The COVID-19 pandemic, and measures taken in response to the pandemic, have had and could continue to have an impact on our current or planned preclinical studies and clinical trials. If the COVID-19 pandemic and measures undertaken in response to the pandemic are prolonged or reinstated following any easing of such measures, including as a result of the emergence of new variants of the virus, we may experience significant disruptions that could materially impact our preclinical studies and clinical trials, including by:

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
●timing of COVID-19 and other vaccinations received by potential patients for our clinical trials may impede, delay, limit or prevent such potential patients from enrolling in our clinical trials;
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

Our clinical trials have competed and may continue to compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates. This competition may further reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, the large number of competitive studies for the treatment of conditions associated with COVID-19 and the evolving standard of care with overall improvement in the quality of care for patients diagnosed with COVID-19 initially had an impact on the number of eligible patients for our global placebo-controlled Phase 2/3 clinical trial of mavrilimumab in severe COVID-19-related ARDS. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which would reduce the number of patients who are available for our clinical trials at such clinical trial site.

In addition, disruptions to our business operations and the business operations of our CROs or other third parties with whom we conduct business, as well as disruptions in travel into and within the countries in which we conduct our clinical trials, now or in the future, as a result of the impact of the COVID-19 pandemic, including any restrictions imposed or re-imposed as a result of the emergence of new variants of the virus, may delay or prevent patient enrollment.

Accordingly, when we encounter these or other difficulties in enrollment, we have experienced and may continue to experience delays or we may be prevented from completing our clinical trials. Patient enrollment depends on many factors, including:

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
●clinicians’ and patients’ perceptions as to the safety and potential advantages of the product candidate being studied in relation to other available therapies; and
●the occurrence of adverse events or undesirable side effects attributable to our product candidates.

The process of finding and enrolling patients may prove costly, especially since we are looking to identify a subset of the patients eligible for our studies from a relatively small patient population for many of the diseases we are studying, including for the treatment of conditions associated with COVID-19. If patients are unable or unwilling to participate in our clinical trials for any reason, or we experience difficulties in patient enrollment for any other reasons, such as due to the COVID-19 pandemic, our costs may significantly increase and the timeline for recruiting patients, conducting trials and obtaining regulatory approval of our product candidates may be significantly delayed or prevented, the commercial prospects of our product candidates may be harmed, and our ability to commence product sales and generate product revenue from any of these product candidates, if approved, could be delayed or prevented. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

For mavrilimumab, there is a theoretical risk for the development of pulmonary alveolar proteinosis, or PAP, with chronic use. PAP is a rare lung disorder in which surfactant-derived lipoproteins accumulate excessively within pulmonary alveoli due to loss of granulocyte macrophage colony stimulating factor, or GM-CSF, function. The disease can range in severity from a sub-clinical reduction in diffusion capacity to significant dyspnea during mild exertion. In preclinical studies conducted by MedImmune, certain effects were observed in the lungs of non-human primates, which led the FDA to issue a clinical hold with respect to MedImmune’s proposed clinical trial in RA. Preclinical data generated to-date suggest mavrilimumab at clinically relevant doses does not reach the lungs in sufficient quantities to induce PAP, and human trials thus far have not shown a clinical effect on pulmonary function tests attributable to mavrilimumab.

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

For example, we anticipate that other potential chronic indications for mavrilimumab would need to be in serious or life-threatening diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to be studied in such indications or potentially in indications requiring limited doses where the theoretical risk of PAP is low. In addition, based on FDA feedback we received in connection with its review and authorization of an IND for our global Phase 2 clinical trial of mavrilimumab in GCA, we anticipate that to help inform the risk-benefit profile for the use of mavrilimumab in GCA, we will need to eventually demonstrate the safety and effectiveness of mavrilimumab beyond 26 weeks as well as evaluate its pharmacokinetic profile and the effectiveness of mavrilimumab at different doses in GCA.

In addition, the development of any of our product candidates in other potential indications could increase the possibility of identification of adverse safety results that impact our development of such product candidates. For example, the development of mavrilimumab in other potential indications, such as COVID-19-related ARDS, could increase the possibility of identification of adverse safety results that impact our development of mavrilimumab for GCA or any other indication.

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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including adverse events previously not observed in earlier studies and trials and favorable safety and efficacy observed in earlier studies and trials not replicated in later studies or trials. Further, such setbacks may be caused by manufacturing or formulation changes to product candidates or changes in manufacturers or manufacturing processes to produce products as compared to the process or manufacturing methods used in prior preclinical studies and clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. Furthermore, the approval policies or regulations of the FDA or the applicable regulatory authorities outside of the United States may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or such other regulatory authorities delaying, limiting or denying approval of our product candidates.

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

Even if we obtain marketing authorization of our current or future product candidates in a major pharmaceutical market such as the United States, or the EU, we may not seek or obtain approval or commercialize our current products or product candidates in other markets, which would limit our ability to realize their full market potential.

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

In addition, if a drug or biologic with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug or biologic is entitled to a period of marketing exclusivity, which precludes a health authority (e.g., the FDA or the EMA) from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If our competitors are able to obtain orphan drug exclusivity prior to us, for products that constitute the “same drug” and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

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

We may seek Breakthrough Therapy designation or Fast Track designation by the FDA, for one or more of our product candidates, which we may not receive. Such designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We received Breakthrough Therapy designation for vixarelimab for the treatment of pruritis associated with prurigo nodularis, and we may seek Breakthrough Therapy or Fast Track designation for some of our other product candidates. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. In addition, if a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation.

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

We may seek PRIME designation by EMA or other designations, schemes or tools in the EU, including the conditional marketing authorization or marketing authorization under exceptional circumstances, for one or more of our product candidates, which we may not receive. Such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing authorization.

We may seek EMA PRIME (Priority Medicines) designation or other designations, schemes or tools for one or more of our product candidates. In the European Union, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

Even if we believe one of our product candidates is eligible for PRIME, the EMA may disagree and instead determine not to make such designation. The EMA PRIME scheme or other schemes, designations, or tools, even if obtained or used for any of our product candidates may not lead to a faster development, regulatory review or approval process compared to therapies considered for approval under conventional procedures and do not assure ultimate approval. In addition, even if one or more of our product candidates is eligible to the PRIME scheme, the EMA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for review or approval will not be shortened.

Product developers that benefit from PRIME designation may be eligible for accelerated assessment (in 150 days instead of 210 days), which may be granted for medicinal products of major interest from a public health perspective or that target an unmet medical need, but this is not guaranteed.

Moreover, in the European Union, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “normal” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed. Furthermore, marketing authorizations may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to the introduction of specific procedures. This may arise when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This type of marketing authorization is close to a conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike a conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although a marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization may be withdrawn where the risk-benefit ratio is no longer favorable.

The competent regulatory authorities in the EU have broad discretion whether to grant such an accelerated assessment, conditional marketing authorization or marketing authorization under exceptional circumstances, and, even if such assessment or authorization is granted, we may not experience a faster development process, review or authorization compared to conventional procedures. Moreover, the removal or threat of removal of such marketing authorizations may create uncertainty or delay in the clinical development of our product candidates and threaten the commercialization prospects of our products and product candidates, if approved. Such an occurrence could materially impact our business, financial condition and results of operations.

We have limited experience obtaining marketing approvals, and we may be unable to successfully do so for any of our current or future product candidates. Failure to successfully complete another pivotal clinical trial or obtain marketing approval in a timely manner for any of our current or future product candidates could have a material adverse impact on our business and financial performance.

Conducting pivotal clinical trials and preparing, and obtaining marketing approval for, a product candidate is a complicated process. As a company, we have only limited experience in obtaining marketing approval for our product candidates. As a result, in the future, obtaining marketing approval for any of our current or future product candidates may require more time and expense than we anticipate. Failure to successfully complete, or delays in, any of our eventual other pivotal trials or related regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval for, or clearance of, our current or future product candidates. It is possible that the FDA or other regulatory authorities may refuse to accept for substantive review any regulatory submissions that we submit for our product candidates or may conclude after review of our applications for any of our current or future product candidates that the submissions are insufficient to obtain marketing approval or clearance for such product candidates. If the FDA or other regulatory authorities do not accept our applications for our current or future product candidates, if any, or the FDA delays or does not issue marketing authorizations for such product candidates, the FDA or other regulatory authorities may require that we conduct additional clinical, preclinical or manufacturing validation trials and submit that data before they will reconsider our applications. Depending on the extent of these or any other required trials, approval or receipt of any marketing authorization may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials, if performed and completed, may not be considered sufficient by the FDA or other regulatory authorities to approve or grant marketing authorizations. Any delay in obtaining, or an inability to obtain, marketing approvals would delay or prevent us from commercializing any of our current or future product candidates, generating additional revenue and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to modify or cease our development efforts for one or more of our product candidates, which could significantly harm our business.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission-critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We do not currently own or operate any late-stage or commercial manufacturing facilities. Although we have built a development and manufacturing facility to produce drug substance to support certain research, preclinical and other clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain of our early-stage product candidates for the majority of our clinical development efforts, as well as for the commercial manufacture of ARCALYST or any of our current or future product candidates, if approved, as well as label and packaging activities. We rely on these third parties to produce ARCALYST and our product candidates at sufficient quality and quantity to support our commercialization and development efforts. Our reliance increases the risk that we will have insufficient quantities of ARCALYST and our product candidates or that ARCALYST and our product candidates are not produced at an acceptable cost or quality, which could delay, prevent or impair our commercialization or development efforts. Events were recently identified in the ARCALYST manufacturing process that may delay or prevent distribution of certain ARCALYST material as previously planned. If this material is not released in a timely manner and we are unable to source additional commercial supply of ARCALYST, if needed, or should additional manufacturing or supply chain issues arise , we may be unable to adequately meet patient demand for ARCALYST, adversely affecting our business, results of operations and financial condition.

Regeneron and its CMOs are the sole manufacturers of ARCALYST and we have a contract with Regeneron to produce ARCALYST on an exclusive basis, subject to limited exceptions. However, Regeneron is not obligated to accept our forecasts or purchase orders that are not in line with accepted forecasts and Regeneron may not have sufficient manufacturing capacity to meet our commercial demand for ARCALYST. Regeneron, in turn, relies upon CMOs or other third-parties to conduct fill/finish operations for ARCALYST. As a result of our reliance on Regeneron and its CMOs as our sole manufacturers, we do not have control over their manufacturing operations and scheduling, which may impact our ability to meet commercial demand for ARCALYST. We may also be subject to unexpected costs arising from any manufacturing or supply chain ~~delays or~~ disruptions, which may materially impact our business, results of operations and financial condition.

Under certain circumstances, we or Regeneron could initiate a technology transfer to either us or another CMO to manufacture ARCALYST. Finding new CMOs or third-party suppliers to produce ARCALYST would add additional costs and require significant time and focus from our management and technical teams. We may also not be able to identify a suitable CMO that can meet our manufacturing timeline requirements. Even if we were to find a CMO, such CMO would need to produce ARCALYST at a different manufacturing site, potentially using a different or more costly process, or at a different scale. We cannot provide any assurance that the technology transfer from Regeneron to us or another CMO will be successful in producing ARCALYST in sufficient quantities or of acceptable quality, if at all, or that we or another CMO will produce a comparable product to the satisfaction of the FDA or other comparable regulatory authorities, which could delay, prevent or impair the further development, if any, or commercialization of ARCALYST. In addition, there is typically a transition period when a new CMO commences work. Any significant delay or interruption in the supply of ARCALYST by Regeneron or otherwise could considerably impact our ability to meet commercial or clinical demand for the product and our ability to generate revenue from ARCALYST could be materially impaired.

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

As a result of the COVID-19 pandemic, existing and any new third-party CMOs or suppliers may be unable to produce or supply ARCALYST or our current or future product candidates or obtain certain raw or fill-finish materials, including vials and stoppers, needed to produce or supply ARCALYST or our product candidates, or may experience delays, restrictions or limitations in the production, delivery or release of the supply of them or the raw or fill-finish materials needed to produce them, including due to disruptions at the respective facilities that produce ARCALYST or our product candidates or the raw and fill-finish materials needed to produce them, staffing shortages, production slowdowns, stoppages or reprioritizations, including as a result of reprioritization by third parties or the U.S. government for any products or potential products related to the treatment or prevention of COVID-19, or interruptions in global shipping.

In addition, there is typically a transition period when a new CMO commences work. Finding new CMOs or third-party suppliers involve additional cost and requires our management’s and technical team’s time and focus. Any significant delay in the supply of ARCALYST or our product candidates or the raw materials and fill-finish needed to produce them, could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates or our commercialization efforts. Our current and anticipated future dependence upon others for the manufacture of ARCALYST and our product candidates may adversely affect our future profit margins and our ability to successfully commercialize any product candidates that receive marketing approval, if any, on a timely and competitive basis.

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
●the possibility that the third party cannot manufacture in quantities sufficient to meet our clinical and commercial demand at satisfactory cost and within approved specifications for product quality due to competing priorities, capacity limitations, or other reasons, including those related to the COVID-19 pandemic, and the costs associated with such failures;
●the possible breach of the manufacturing agreement by the third party;
●the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates may also compete with other product candidates and approved products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Furthermore, given the limited number of available manufacturing slots and the long lead times needed to reserve them, manufacturers require monetary commitments in connection with such reservations as well as fees for changes or cancellations in the reserved manufacturing slots. As a result, we may wait to reserve manufacturing slots until we can be informed by data from the clinical trials of our product candidates, which may be several months from the time we request manufacturing slots. Any significant delay in the supply of clinical materials for our product candidates could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Alternatively, we may project when we may need additional clinical material for our product candidates and reserve manufacturing time-slots “at-risk” prior to our product candidates having generated data from their then current clinical trials. In addition, given the lead times we must provide to Regeneron with respect to the commercial supply of ARCALYST, we must place purchase orders based on projected demand, in advance of knowing the market acceptance of ARCALYST for the treatment of recurrent pericarditis. Such projections involve risks and uncertainties and may result in additional costs or delays in manufacturing clinical materials for our product candidates when and if we actually need them and commercial materials for ARCALYST and may result in having too little or too much of our product candidates or ARCALYST in inventory to meet actual demand.

Any performance failure on the part of our existing or future manufacturers could delay, as applicable, clinical development or marketing approval or commercialization efforts for ARCALYST and our product candidates, if approved. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. Further, Regeneron has an exclusive right to produce ARCALYST, subject to limited exceptions, which could impact our ability to find a replacement manufacturer for ARCALYST in a short period of time, if needed. Additionally, establishing a replacement manufacturer for ARCALYST or our product candidates, if required, is unlikely to be accomplished in a timely or cost-effective manner, if at all. Furthermore, despite our efforts, we may be unable to procure a replacement supplier or do so on commercially reasonable terms, which could have a material adverse impact upon our business, results of operations and financial condition. If we or our CMOs are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay.

Our business involves the use of hazardous materials, and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of ARCALYST or our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ and suppliers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that our safety procedures and the safety procedures utilized by our third-party manufacturers and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Manufacturing issues at our facility and the facilities of our third-party service providers, including as a result of the COVID-19 pandemic, could cause product shortages, disrupt or delay our clinical trials or regulatory approvals, delay or stop commercialization of our products and product candidates, and adversely affect our business.

The manufacture of ARCALYST and our product candidates is highly regulated, complex and difficult, requiring a multi-step and controlled process, and even minor problems or deviations could result in ARCALYST or our product candidates failing to meet approved specifications, failed batches or other failures, such as defective products or manufacturing failures. We have limited experience overseeing the manufacturing processes of ARCALYST, mavrilimumab, vixarelimab, and KPL-404. Due to the highly technical requirements of manufacturing ARCALYST and our product candidates and the strict quality and control specifications, we and our third-party providers may be unable to manufacture or supply ARCALYST or our product candidates despite our and their efforts. Failure to produce sufficient quantities of our product candidates could delay their development, result in supply shortages for our patients, result in lost revenue, if any, and diminish our potential profitability, as applicable, which may lead to lawsuits or could delay the introduction of our product candidates to the market. Failure to produce sufficient quantities of ARCALYST could result in supply shortages for our patients, result in lost revenue, and impact our ability to hold sufficient quantities of safety stock to be properly positioned to address unexpected disruptions to the ARCALYST supply chain, which may lead to lawsuits.

The manufacture of ARCALYST and our product candidates is at high risk of product loss due to contamination, equipment malfunctions, human error or raw material variability or shortages. Deviations from established manufacturing processes could result in reduced production yields, failed batches and other supply disruptions and increased costs. If microbial, viral or other contaminations are discovered in ARCALYST or our product candidates or manufacturing facilities, any related production lot could be lost and the relevant manufacturing facilities may need to close for an extended period of time to investigate and remediate the contaminant. The involvement of our third-party manufacturers, including Regeneron, may exacerbate such effects, which has required and may in the future require us to reject lots for quality control purposes. See “Risk Factors—We contract with third parties for manufacturing our commercial supply of ARCALYST and clinical supply for our product candidates and for certain research and other preclinical development and expect that we will continue to do so in the future. This reliance on third parties increases the risk that we may not have sufficient quantities of ARCALYST or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.”

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

The drug substance and drug product used in ARCALYST, mavrilimumab and vixarelimab are supplied to us from single-source suppliers. Regeneron has a contractual right to be our sole source manufacturer of ARCALYST unless they have a persistent failure to satisfy our supply needs. Our ability to successfully commercialize ARCALYST and to develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug substance and drug product for ARCALYST and these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason.

We are not certain that our single-source suppliers will be able to meet our demand for our products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand on a timely basis in the past, they may subordinate our needs in the future to their other customers.

In addition to manufacturing ARCALYST, mavrilimumab and vixarelimab in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers may need to increase manufacturing capacity and, in some cases, alternative sources of commercial supply may need to be secured, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

Moreover, if there is a disruption to our manufacturing operations or one or more of our third-party manufacturers’ or suppliers’ relevant operations, such as due to the impact of the COVID-19 pandemic, including due to staffing shortages or reprioritizations, reprioritization by third parties or the U.S. government for any products or potential products related to the treatment or prevention of COVID-19, production slowdowns or stoppages or interruptions in global shipping, the supply of the related product or product candidate will be delayed until we or such manufacturer or supplier restores the affected facilities or we or they procure alternative manufacturing facilities or sources of supply. Our ability to progress our preclinical and clinical programs or successfully commercialize our products could be materially and adversely impacted if any of the third-party suppliers upon which we rely for raw materials and preclinical and clinical stage product candidate and commercial stage product supply were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our manufacturing facilities or equipment or those of our third-party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our products and product candidates on a timely basis.

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

Certain of the materials required in the manufacture and the formulation of our products and product candidates are derived from biological sources. Such materials are difficult to procure and may be subject to contamination or recall. Access to and supply of sufficient quantities of raw materials which meet the technical specifications for the production process is challenging, and often limited to single-source suppliers. Finding an alternative supplier could take a significant amount of time and involve significant expense due to the nature of the products and the need to obtain regulatory approvals. If we or our manufacturers are unable to purchase the materials necessary for the manufacture of ARCALYST or our product candidates on acceptable terms, in a timely manner, at sufficient quality levels, or in adequate quantities, if at all, our ability to produce sufficient quantities of our products for clinical or commercial requirements would be negatively impacted. A material shortage, contamination, recall or restriction on the use of certain biologically derived substances or any other material used in the manufacture of our products and product candidates could adversely impact or disrupt manufacturing, which would increase costs and impair our ability to generate revenue from the sale of ARCALYST or our product candidates, if approved.

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
●have difficulty controlling the performance of their subcontractors;
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

We are aware of a Phase 2/3 clinical trial being conducted in Russia by R-Pharm International, LLC to evaluate its IL-1 inhibitor, RPH-104, for the treatment of idiopathic recurrent pericarditis. R-Pharm has initiated clinical studies in the United States to evaluate RPH-104 in other diseases. While we are not aware of any other therapies currently approved or actively continuing clinical trials in recurrent pericarditis, there is one product that modulates the signaling of IL-1α and IL-1β, anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, and one product that modulates the signaling of IL-1β, canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation. There are other therapies which modulate IL-1α in preclinical and clinical development for diseases other than recurrent pericarditis from Johnson & Johnson and XBIOTECH USA, INC.

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

We are also evaluating mavrilimumab for the treatment of COVID-19-related ARDS. There are currently hundreds of active, industry-sponsored clinical trials testing many different mechanisms of action for the treatment of COVID-19 related therapeutic areas in addition to the approved vaccines, and many other clinical trials testing vaccines for the prevention of COVID-19.

Multiple therapies are in development for prurigo nodularis, and any that receive FDA approval for this indication will be likely competitors to vixarelimab. These products include nemolizumab, dupilumab, CDX-0159 and nalbuphine ER. There are multiple agents targeting antagonism of the CD40/CD40L interaction across a variety of clinical uses including Novartis International AG, Biogen Inc., or Biogen, and UCB, Inc., C.H. Boehringer Sohn AG & Ko. KG and AbbVie Inc., Eledon Pharmaceuticals, Inc, Annelixis Therapeutics LLC, ImmuNext Inc. and Sanofi S.A., Viela Bio, Bristol-Myers Squibb Company and Astellas Pharma Inc.

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

The consummation or performance of any acquisition, business combination, collaboration or other strategic transaction we may undertake in furtherance of our growth strategy or any refined or otherwise altered strategy, may involve additional risks, such as difficulties in assimilating different workplace cultures, retaining personnel and integrating operations, which may be geographically dispersed, increased costs, exposure to liabilities, incurrence of indebtedness, or use a substantial portion of our available cash for all or a portion of the consideration or cause dilution to our existing shareholders if we issue equity securities for all or a portion of the consideration. If any of these events occurs or we are unable to meet our strategic objectives for any such transaction, we may not be able to achieve the expected benefits from the transaction and our business may be materially harmed.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel is also critical to our success. The failure to recruit, or the loss of the services of our executive officers, senior management or other key employees could impede the achievement of our research, development and commercialization objectives, including with respect to our sales, marketing and distribution capabilities, infrastructure and organization to commercialize products for which we have obtained marketing approval, including our lead program, ARCALYST in recurrent pericarditis, and for its other approved indications in the United States, which would seriously harm our ability to successfully implement our business strategy and commercial launch of ARCALYST. Furthermore, replacing executive officers, senior management and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition of responsibilities, our business may be adversely affected. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific and clinical personnel. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

We need to continue to develop our company and expand our scope of operations, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

We expect to continue to develop our company and expand the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems and infrastructure, expand our facilities over time and continue to recruit and train qualified personnel. Also, our executive and senior management teams have and may continue to divert a disproportionate amount of their attention away from their day-to-day activities and devote a substantial amount of time to managing these development and expansion activities. For example, in January 2021, we implemented select components of a new ERP system that will enable the organization to manage the complexity of operating a commercial organization more efficiently. As with any implementation, this new system will require specific skills and expertise to setup, maintain and utilize the system. We may not be able to develop these skills internally or in sufficient time and capacity, which could require us to expend additional resources to acquire them. Due to our limited resources, certain employees have and may continue to perform activities that are beyond their regular scope of work, and we may not be able to effectively manage the development of our company, expansion of our operations or recruit and train qualified personnel. This may result in weaknesses of our systems and infrastructure, give rise to managerial, operational and financial mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The development of our company and expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of one or more of our product candidates. If our executive and senior management teams are unable to effectively manage our anticipated development and expansion, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy as planned, including with respect to our commercial launch of ARCALYST in recurrent pericarditis. Our future financial performance and our ability to commercialize our product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future development of our company and expansion of our operations.

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

We acquire, in-license and file patent applications directed to our products and product candidates in an effort to establish intellectual property positions directed to their compositions of matter and manufacture as well as uses of these products and product candidates in the treatment of diseases. Our intellectual property includes patents and patent applications that we own as well as patents and patent applications that we in-license. For example, we have a field-specific exclusive license under a license agreement with Regeneron to patent applications and patents relating to ARCALYST, an exclusive license under a license agreement with MedImmune, or the MedImmune Agreement, to patent applications and patents relating to mavrilimumab, and an exclusive license under our license agreement with Beth Israel Deaconess Medical Center to patent applications and patents related to KPL-404.

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

We or our licensors have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our products or product candidates in every country or territory in which we may sell our products or product candidates, if approved. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they have or will issue in a form that will be advantageous to us. The United States Patent and Trademark Office, or the USPTO, international patent offices or judicial bodies may deny or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged, may be designed around or may otherwise be of insufficient scope to provide us with protection for our commercial products. Further, the USPTO, international trademark offices or judicial bodies may deny our trademark applications and, even if published or registered, these trademarks may not effectively protect our brand and goodwill. Like patents, trademarks also may be successfully opposed or challenged.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in-licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product or product candidate. For example, the patents in the United States covering ARCALYST as a composition of matter have expired, and patents covering ARCALYST as a composition of matter in Europe have a term that expires in 2023, not including any patent term extensions, and the patents covering mavrilimumab as a composition of matter have a term that expires in 2027 in the United States, not including any patent term adjustments (an adjustment to the term of a U.S. patent to compensate the patentee for delays caused by the USPTO during the examination process) or patent term extensions, and in 2027 in Europe, not including any patent term extensions. We may not receive any patent term extension for patents covering mavrilimumab as a composition of matter if such patent in an applicable jurisdiction expires before mavrilimumab would be eligible to receive regulatory approval in such jurisdiction. As a result, our owned and in-licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, we expect to rely on regulatory exclusivity for our product candidates. The expiration date of regulatory exclusivity is determined on a country-by country-basis if the applicable product is approved in such country and if any applicable regulatory exclusivity applies and is granted. The actual expiration date of any such regulatory exclusivity, however, is subject to significant uncertainty. For instance, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdictions in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval.

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

In addition, we may in the future be subject to claims by our or our licensors’ former employees or consultants asserting an ownership right in our patents or patent applications as a result of the work they performed on our or their behalf, respectively. Although we generally require all of our employees and consultants and any other partners or collaborators who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we or our licensors have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

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

The FDA approved ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021. Upon receipt of this approval, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States. We will evenly split profits on sales with Regeneron, where profits are determined after deducting certain commercialization expenses, subject to specified limits, from ARCALYST sales. Regeneron retains worldwide rights to develop and commercialize ARCALYST for local administration to the eye and ear and oncology. Additionally, Regeneron retains the right to develop and commercialize ARCALYST for all applications in the Middle East and North Africa. The development of ARCALYST in other fields could increase the possibility of identification of adverse safety results that impact the commercialization of ARCALYST for the treatment of recurrent pericarditis.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our products and product candidates, if approved, and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We cannot assure you that our products, product candidates or any future product candidates, including methods of making or using these product candidates, will not infringe existing or future third-party patents. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products and product candidates and technology, including contested proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our products are covered by their patents.

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

Other Risks Related to Our Business

The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact that is significant on our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position.

The COVID-19 pandemic, and measures taken in response to the pandemic, could cause significant disruption in our business and operations and could cause significant disruption the business and operations of our manufacturers, CROs upon whom we rely on to conduct our clinical trials, and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities.

The federal and state governments in the United States and the governments of other countries around the globe have implemented various measures in response to the COVID-19 pandemic, including significant restrictions on businesses as well as travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our clinical trials or otherwise conduct business or engage with other third parties. And while certain of such measures have since been loosened or repealed following the widespread distribution of COVID-19 vaccines and the reduction in global cases, certain regions remain hot spots for the pandemic. In addition, the loosening of such restrictions has been and may in the future be subject to abrupt reversal in the presence of new variants of COVID-19, which may lengthen or exacerbate the pandemic’s effect on our business, financial condition and results of operations.

If the COVID-19 pandemic and measures undertaken in response to the pandemic are prolonged, including through the emergence of new variants of the virus, we may experience and our manufacturers, CROs or other third parties with whom we conduct business or otherwise engage, may experience or continue to experience staffing shortages or reprioritizations, production slowdowns or stoppages, and disruptions in delivery systems now or in the future. For example, the COVID-19 pandemic and measures taken in response to the pandemic, including business and travel restrictions and social distancing to halt the spread of the pandemic, has had an impact on certain aspects of our commercialization strategy, including interacting with third-party payors, physicians and patient advocacy groups to build disease awareness, and conducting in-person market research as well as recruiting qualified candidates to enhance our commercial operations and support commercialization, which, if prolonged, may impede the effective commercialization of our product candidates and result in lower than anticipated future revenue.

In response to the COVID-19 pandemic and measures introduced by state and federal governments in the United States, we implemented workplace protocols at our facilities. While the majority of our employees are able to carry out their responsibilities working outside of our physical locations, for our essential workers and those choosing to return to our offices to carry out their responsibilities, we implemented additional safety measures, including occupancy limits, restricting business travel, providing and requiring the use of personal protective equipment, self-screening prior to accessing our facilities, and others. We have begun the process of re-opening our corporate offices, which may pose additional risks and uncertainties as the pandemic develops, including the emergence of any new variants of COVID-19. We continue to monitor the developments, restrictions and requirements in jurisdictions where we have offices, and plan to update the protocols for our offices as applicable.

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

The COVID-19 pandemic and measures undertaken in response to the pandemic continue to rapidly evolve. There is uncertainty relating to the potential effect of COVID-19 on our business and operations. The extent of the impact on our business and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, business and travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions, the availability and efficacy of vaccines, the effectiveness of other actions taken in the United States and other countries to contain and treat the disease, including the reimposition of any restrictions as a result of the emergence of new variants of the disease.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of ARCALYST and any product candidates that we may develop, if approved.

We face an inherent risk of product liability exposure related to the commercialization of ARCALYST and the testing of our product candidates in human clinical trials and any product candidates that we may develop, if approved. If we cannot successfully defend ourselves against claims that our products or product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●decreased demand for any product candidates that we may develop or products we commercialize;
●injury to our reputation and significant negative media attention;
●regulatory investigations that could require costly recalls or product modifications;
●withdrawal of clinical trial participants;
●significant costs to defend the related litigation;

●substantial monetary awards to trial participants or patients;
●loss of potential revenue;
●the diversion of management’s attention away from managing our business; and
●the inability to commercialize any product candidates that we may develop, if approved.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which was being applied provisionally from January 1, 2021 and was ratified by the European Parliament and the Council of the European Union in April 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. On December 24, 2020, the United Kingdom and the EU announced that they had agreed to the terms of their future trading relationship in the EU-UK Trade and Cooperation Agreement, or TCA, which became binding on both the EU and the United Kingdom on January 1, 2021. While agreement on the terms of the TCA has avoided a “no deal” Brexit scenario, and provides in principle for quota- and tariff-free trading of goods, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the United Kingdom and the EU. Further, the TCA does not provide for the continued free movement of services between the UK and the EU and imposes additional restrictions on the free movement of people between the UK and the EU. The TCA includes provisions affecting pharmaceutical businesses (including on customs and tariffs). In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. Significant political and economic uncertainty remains regarding how much the relationship between the United Kingdom and EU will differ as a result of the United Kingdom’s withdrawal. For example, shipments into the United Kingdom of drug substance manufactured for us in the European Union may be interrupted or delayed and thereby prevent or delay the manufacture in the United Kingdom of drug product. Similarly, shipments out of the United Kingdom of drug product to the United States or the European Union may be interrupted or delayed and thereby prevent or delay the delivery of drug product to clinical sites or impede the commercialization of our products and product candidates, if approved. Such a situation could hinder our ability to conduct current and planned clinical trials and commercialize our products and product candidates, if approved, including ARCALYST, adversely affecting our business, financial condition and results of operations. Additionally, political instability in the European Union as a result of Brexit may result in a material negative effect on credit markets and foreign direct investments in the European Union and United Kingdom.

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

In the United States, EU and other jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory initiatives and proposed changes to the healthcare system that could affect our operations. For example, in the United States, the Affordable Care Act, or the ACA, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts which, through subsequent legislative amendments, was increased to 70%, off negotiated prices of applicable brand drugs and biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D. In March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. In the future, there may be other efforts to challenge, repeal or replace the ACA, or portions thereof, which will affect our business. It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to successfully commercialize our products and product candidates, if approved.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biologic pricing, reduce the cost of prescription drugs and biologics under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs and biologics. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our products and product candidates, if approved, or additional pricing pressures.

Individual states and municipalities in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products and product candidates, if approved, or put pressure on our product pricing.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic has impacted and continues to impact the global economy, causing or contributing to global supply chain issues, price fluctuations and other significant economic effects. A prolonged economic impact from the COVID-19 pandemic, including as a result of the emergence of new variants of the virus, could result in a variety of risks to our business, such as disruptions to our operations and the operations of our manufacturers, CROs or other third parties with whom we conduct business or engage, including as a result of disruptions in travel into and within the countries in which we conduct our clinical trials, our manufacturers produce our product candidates, we conduct business or otherwise engage with third parties. These disruptions could adversely affect our ability to manufacture, market and sell our commercialized products, including ARCALYST, and satisfy the required supply for any of our product candidates or successfully complete preclinical and clinical development of our product candidates, which could require us to incur additional costs, and impair our ability to obtain regulatory approval of our product candidates and generate revenue. In addition, the pandemic has introduced volatility in the trading prices of biopharmaceutical companies, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. Doing business internationally involves a number of other risks, including but not limited to:

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
●certain expenses including, among others, expenses for travel, translation and insurance; and
●regulatory and compliance risks that relate to maintaining accurate information and control over clinical activities, sales and other functions that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions or its anti-bribery provisions.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our internal technology systems, or those of our third-party CMOs, CROs or other contractors, consultants and service providers, may fail or suffer cyber-attacks or security breaches, which could result in a material disruption of our or such third-party’s business or operations and our development programs for our product candidates or loss of other assets, including funds.

Despite the implementation of security measures and cyber-security insurance, our internal technology systems and those of our third-party CMOs, CROs and other contractors, consultants and service providers as well as employees that are working outside of our facilities are vulnerable to damage from viruses, unauthorized access and attacks, theft, natural disasters, terrorism, war and telecommunication and electrical failures. As a result of the COVID-19 pandemic, we may experience increased cybersecurity risks due to the impacts from prolonged remote work arrangements. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our business and operations or those of our third-party CMOs, CROs and other contractors, consultants and service providers as well as employees that are working outside of our facilities, it could result in a material disruption of our or such third-party’s business or operations and our development programs of our product candidates’ or loss of other assets, including funds. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure or theft of confidential or proprietary information, we could incur liabilities not covered by or in excess of our cyber-security insurance and the further development of our product candidates could be delayed.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended. We are not currently acting as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient support program. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Virginia and Colorado have also enacted similar legislation to California increasing complexity of compliance with privacy laws. The majority of the provisions for these laws will go into effect in 2023, and additional compliance investment and potential business process changes may be required.

Our clinical trial programs outside the United States may implicate international data protection laws, including the EU General Data Protection Regulation and legislation of the EU member states implementing it, or GDPR, and legislation of the EU and EEA member states implementing it. The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further from January 1, 2021, we may be subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19,

2021. If adopted, the decision will enable data transfers from EU member states to the United Kingdom for a four-year period, subject to subsequent extensions. Failure by our CROs and other third-party contractors to comply with the strict rules on the transfer of personal data outside of the EU into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business.

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

Securities class action and derivative lawsuits and other legal proceedings are often brought against companies, which could result in substantial costs and divert management’s attention.

Securities class action and derivative lawsuits and other legal proceedings are often brought against companies following a decline in the market price of their securities. There can be significant fluctuations in market price for the securities of biopharmaceutical companies, such as us. As a result, we may be more susceptible to these types of lawsuits and legal proceedings than other companies with more stable security prices. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

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

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our products, product candidates or business may cause us to be found in violation of applicable requirements. In addition, our employees or third parties with whom we contract, such as our CROs or CMOs, may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients, customers and others or information regarding our product candidates or clinical trials. Clinical trial patients may also knowingly or inadvertently make use of social media in ways that may not comply with legal or contractual requirements for participation in a clinical trial, including with respect to any adverse events they may experience, which may give rise to liability and regulatory risk. Furthermore, negative posts or comments about us or our products or product candidates in social media could seriously damage our reputation, brand image and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results and financial condition and could adversely affect the price of our Class A common shares.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, the holders of our Class B common shares, which consist primarily of our executive officers and certain other members of our senior management, collectively control over a majority of the combined voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of June 30, 2021, the holders of Class A common shares accounted for approximately 64% of our aggregate voting power and the holders of Class B common shares accounted for approximately 36% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 31% of our aggregate voting power as of June 30, 2021 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. As of June 30, 2021, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 79% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval.

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

These conversion rights as well as concentrated control that limit certain shareholders’ ability to influence corporate matters may have an adverse effect on the price of our Class A common shares, including our Class A common shares being undervalued. Holders of our Class B common shares collectively control our management and affairs and are able to influence or control the outcome of certain matters submitted to our shareholders for approval, including the election of directors. Due to the conversion rights of the holders of our Class A1 and B1 common shares, entities affiliated with certain of our directors could significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval. As of June 30, 2021, entities affiliated with certain of our directors held 71% of our Class A1 common shares and 100% of our Class B1 common shares. Upon 61-days’ prior written notice, these entities could convert their Class A1 common shares and Class B1 common shares into Class A common shares and Class B common shares, which in the aggregate would result in such entities holding approximately 79% of the voting power of our outstanding share capital. In addition, this concentration of control might adversely affect certain corporate actions that some of our shareholders may view as beneficial, for example, by:

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

●our ability to generate revenue through the successful commercialization of our products and product candidates, if approved;
●the size of the market for our products and product candidates, if approved;
●the results of clinical trials for our product candidates;
●delays in the commencement, enrollment and the ultimate completion of clinical trials;
●delays in approvals of our product candidates from the PDUFA goal date or failures in obtaining approval of our product candidates;
●the results and potential impact of competitive products or technologies;
●our ability to manufacture and successfully produce our products and product candidates;
●actual or anticipated changes in estimates as to financial results, capitalization, development timelines or recommendations by securities analysts;
●the level of expenses related to any of our products and product candidates or clinical development programs;
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
●the results of our efforts to discover, develop, acquire or in-license additional product candidates or from our entering into collaborations or other strategic transaction agreements;
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

Additionally, the trading prices of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 outbreak continues to rapidly evolve, including through the emergence of new variants of the virus. The extent to which the outbreak may impact our business in the future, including our commercialization of ARCALYST, our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the ultimate geographic spread of the disease, the duration of the pandemic, business and travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions, the availability and efficacy of vaccines, the effectiveness of other actions taken in the United States and other countries to contain and treat the disease and the impact of any easing of such measures. See “Risk Factors—The COVID-19 pandemic, and measures taken in response to the pandemic or the easing of such measures, could have an adverse impact that is significant on our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position.”

If securities or industry analysts cease publishing or publish unfavorable research or reports about us, our business or our market, our share price and trading volume could decline.

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

As of June 30, 2021, approximately 2.1 million Class A common shares directly held by our executive officers and directors, inclusive of Class A common shares issuable upon conversion of our Class B, Class A1, and Class B1 common shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and such rule, Rule 144. In addition, as of June 30, 2021, there were approximately 9.9 million Class A common shares subject to outstanding share options and restricted share units under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management team together with entities affiliated with certain of our directors. As of June 30, 2021, on an as-converted to Class A common shares basis, these shareholders collectively held approximately 33.9 million of our Class A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Pursuant to our amended and restated investor rights agreement, or our investors rights agreement, certain shareholders are entitled to certain registration rights with respect our Class A common shares, including Class A common shares issuable upon conversions of our Class B, Class A1, and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively registerable securities, under the Securities Act. As of June 30, 2021, on an as-converted to Class A common shares basis, we have registered approximately 31.8 million Class A common shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the investors rights agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A common shares basis, the approximately 1.5 million Class A common shares held by certain of our executive officers as of June 30, 2021. If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

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

We will continue to incur increased costs as a result of operating as a public company, including in connection with being a large accelerated filer, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and The Nasdaq Global Select Market, or Nasdaq, where our Class A common shares are listed, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly, which increased in connection with our being a large accelerated filer and no longer qualifying as an emerging growth company. This may require management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and refine and revise a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Pursuant to the Bermuda Economic Substance Act 2018 (as amended) as and has issued related Economic Substance Regulations (collectively, “ES Laws”). Pursuant to the ES Laws, certain entities in Bermuda engaged in “relevant activities” are required to maintain appropriate physical presence in Bermuda and to satisfy economic substance requirements commencing as of January 1, 2019. The list of “relevant activities” includes carrying on as a business in any one or more of the following categories: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Under the ES Laws, any relevant entity must satisfy economic substance requirements locally or face financial penalties, restriction or regulation of its business activities or may be struck off as a registered entity from the Bermuda Registrar of Companies. Because we are not engaged in any “relevant activities”, we believe that we are not obliged to meet the economic substance requirements. We will continue to monitor our status with respect to the ES Laws and whether further action may be required in the future by the Company to be in compliance with the ES Laws.

While we believe we are not a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the year ended December 31, 2020 and do not believe we will be a PFIC for the year ended 2021, if we were to be classified a PFIC this could result in adverse U.S. federal income tax consequences to U.S. investors in our common shares.

We recently completed an analysis of the Company’s and its subsidiaries’ sources of income and character of their assets for U.S. federal income tax purposes and determined that neither the Company nor any of its subsidiaries would be classified a PFIC for the taxable year ended December 31, 2020. However, the U.S. tax authorities could disagree with our analysis and consider the Company, or our subsidiaries, to be a PFIC for the year. A non-U.S. company will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we, or our subsidiaries, are classified as a PFIC in any year with respect to which a U.S. Holder owns our Class A common shares, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the Class A common shares, regardless of whether we continue to meet the PFIC test described above, unless we cease to be a PFIC and the U.S. Holder made a “qualified electing fund” election or “mark-to-market” election for (a) the first taxable year the U.S. Holder was treated as owning our shares while we were a PFIC or (b) for the taxable year in which we were a PFIC and the U.S. Holder made a “deemed sale” election or was qualified to and made a “deemed dividend” election. A “U.S. Holder” is a beneficial owner of our Class A common shares that, for U.S. federal income tax purposes, is or is treated as any of the following:

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

KINIKSA PHARMACEUTICALS, LTD.

Date: August 5, 2021	By:	/s/ Mark Ragosa
Mark Ragosa
Senior Vice President and Chief Financial Officer (Principal Financial Officer)