Form 10-Q
period 2021-09-30
Kiniksa Pharmaceuticals, Ltd.
filed 2021-11-04
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Shares	KNSA	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

As of October 31, 2021, there were 68,888,435 common shares outstanding in aggregate, comprised of:

33,887,757 Class A common shares, par value $0.000273235 per share

1,813,457 Class B common shares, par value $0.000273235 per share

,

17,129,603 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	the impact of the COVID-19 pandemic on our business, including our commercial operations and clinical trials;
●	our continued ability to commercialize ARCALYST (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	our status as an early commercial-stage biopharmaceutical company and our expectation to incur losses in the future;
●	our future capital needs and our need to raise additional funds, including through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements;
●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay, including due to the COVID-19 pandemic;
●	the decision by any applicable regulatory authority whether to clear our current or future product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
●	our ability to anticipate and prevent adverse events caused by our product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake business combinations, collaborations or other strategic transactions;

●	our ability to have our products and product candidates manufactured in accordance with regulatory requirements and at acceptable cost and quality specifications;
●	our ability to manufacture sufficient commercial stock of our products to meet patient demand;
●	the market acceptance of our product candidates;
●	competitive and potentially competitive products and technologies;
●	physician awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;
●	our ability to meet the quality expectations of physicians or patients;
●	our ability to improve our products and product candidates;
●	the decision of third-party payors not to cover or to establish burdensome requirements prior to covering ARCALYST or any of our current or future product candidates, if approved, or to require extensive or independently performed clinical trials prior to covering or maintaining coverage of our product candidates, if approved;
●	our ability to successfully manage our growth;
●	our ability to avoid product liability claims and maintain adequate product liability insurance;
●	our ability to obtain regulatory exclusivity;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates;
●	federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	ownership concentration of our executive officers, certain members of senior management and affiliated shareholders may prevent our shareholders from influencing significant corporate decisions;
●	our ability to attract and retain skilled personnel; and
●	our ability to execute on our strategy.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common shares. The principal risks and uncertainties affecting our business include the following:

●	the COVID-19 pandemic, and related measures taken in response, including measures imposed or re-imposed in light of new variants of the virus, may have an adverse impact on our business and operations as well as those of our manufacturers, contract research organizations, or CROs, and other third parties with whom we conduct business or otherwise engage, including regulatory authorities, and continues to impact the global economy, which may have a material adverse effect on our business, operations and financial position;
●	we have only recently begun generating product revenue, have incurred significant operating losses since our inception, and expect to incur significant operating losses for the foreseeable future and may never achieve or maintain profitability;
●	we will require significant additional funding to continue commercialization of ARCALYST or any other products, if approved, and the development and commercialization of our product candidates, if approved, and to identify, discover, develop or acquire additional product candidates, and if we are unable to raise capital on acceptable terms when needed, or at all, we could be forced to delay, reduce or cease one or more of our product development plans, research and development programs or other operations or commercialization efforts;
●	we depend heavily on the commercial success of ARCALYST, and have limited experience commercializing a therapeutic, supporting sales, marketing, and distribution activities and maintaining applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result we may not be able to sustain the commercialization of ARCALYST, or successfully commercialize any future approved product candidates, potentially impairing our ability to generate product revenue;
●	we depend heavily on the success of one or more of our product candidates, which are in various stages of product developments, and cannot give any assurance that we will be able to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize one or more of our product candidates on a timely basis, if at all;
●	ARCALYST in recurrent pericarditis, as well as our current or future product candidates, may not gain sustained market acceptance by physicians, patients, or third-party payors, in which case our ability to generate product revenues will be impaired;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third-party payors provide funding, establish favorable coverage and pricing policies and set adequate reimbursement levels for our products and product candidates, if approved, and failure to obtain or maintain coverage and adequate reimbursement for our products and product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;
●	the incidence and prevalence for target patient populations of our products and product candidates have not been established with precision, and if the market opportunities for our products and product candidates, if approved, are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be materially adversely affected;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;

●	we may encounter substantial delays in our current or planned pre-clinical and clinical trials, including as a result of delays in obtaining regulatory approvals for indications, site activation, enrollment, and conduct of the trials, which could delay or prevent our product development activities;
●	we rely on third parties, including CROs, to activate our sites, conduct or otherwise support our research activities, preclinical studies and clinical trials for our product candidates, and these third parties may not perform satisfactorily, which could delay, prevent or impair our product development activities;
●	we contract with third parties, including independent contract manufacturing organizations, or CMOs, to manufacture our product candidates for preclinical and clinical development, to manufacture our commercial supply of ARCALYST and supply drug substance and drug product for our products and product candidates, and if these third parties do not perform satisfactorily, including by producing sufficient commercial supply of ARCALYST to meet patient demand, our product development activities, regulatory approval, and commercialization efforts may be delayed, prevented or impaired;
●	all of our products and product candidates have been licensed or acquired from other parties; if we are unable to adequately protect such products and product candidates, or to secure and maintain freedom to operate, others could preclude us from commercializing our products and product candidates, if approved, or compete against us more directly;
●	we face significant competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not be successful in executing our growth strategy to identify, discover, develop, license or acquire additional product candidates or technologies, and our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions; and
●	concentration of ownership of the voting power of our common shares may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A common shares.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$190,183	$114,038
Short-term investments	10,000	209,444
Restricted cash	—	210
Accounts receivable, net	3,224	—
Inventory	5,606	—
Prepaid expenses and other current assets	8,499	9,557
Total current assets	217,512	333,249
Property and equipment, net	3,168	4,051
Operating lease right-of-use assets	6,128	6,566
Other long-term assets	6,551	5,588
Intangible asset, net	19,500	—
Deferred tax assets	—	10
Total assets	$252,859	$349,464

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,649	$503
Accrued expenses	28,528	29,199
Operating lease liabilities	3,246	2,107
Other current liabilities	1,004	37
Total current liabilities	34,427	31,846
Non-current liabilities:
Non-current operating lease liabilities	3,499	4,878
Other long-term liabilities	885	805
Total liabilities	38,811	37,529
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 32,992,834 shares and 31,777,420 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	8	8
Class B common shares, par value of $0.000273235 per share; 1,813,457 shares and 2,355,458 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Class A1 common shares, $0.000273235 par value; 18,024,526 issued and outstanding as of September 30, 2021 and December 31, 2020	5	5
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of September 30, 2021 and December 31, 2020	4	4
Additional paid-in capital	853,139	829,424
Accumulated other comprehensive income (loss)	(45)	(34)
Accumulated deficit	(639,064)	(517,473)
Total shareholders’ equity	214,048	311,935
Total liabilities and shareholders’ equity	$252,859	$349,464

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$12,095	$—	$19,799	$—
Costs and operating expenses:
Cost of goods sold	2,767	—	5,233	—
Research and development	19,236	31,419	71,864	74,644
Selling, general and administrative	20,759	11,799	63,207	29,821
Total operating expenses	42,762	43,218	140,304	104,465
Loss from operations	(30,667)	(43,218)	(120,505)	(104,465)
Interest income	5	49	20	1,104
Loss before benefit (provision) for income taxes	(30,662)	(43,169)	(120,485)	(103,361)
Benefit (provision) for income taxes	118	(667)	(1,106)	(4,363)
Net loss	$(30,544)	$(43,836)	$(121,591)	$(107,724)
Net loss per share attributable to common shareholders—basic and diluted	$(0.44)	$(0.66)	$(1.78)	$(1.80)
Weighted average common shares outstanding—basic and diluted	68,662,673	65,958,513	68,444,061	59,754,495
Comprehensive loss:
Net loss	$(30,544)	$(43,836)	$(121,591)	$(107,724)
Other comprehensive loss:
Unrealized loss on short-term investments and currency translation adjustments, net of tax	(72)	(3)	(11)	(27)
Total other comprehensive loss	(72)	(3)	(11)	(27)
Total comprehensive loss	$(30,616)	$(43,839)	$(121,602)	$(107,751)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	68,215,022	$18	$829,424	$(34)	$(517,473)	$311,935
Issuance of Class A common shares under incentive award plans	115,012	—	1,106	—	—	1,106
Share-based compensation expense	—	—	7,126	—	—	7,126
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	13	—	13
Net loss	—	—	—	—	(49,484)	(49,484)
Balances at March 31, 2021	68,330,034	$18	$837,656	$(21)	$(566,957)	$270,696
Issuance of Class A common shares under incentive award plans	134,715	—	887	—	—	887
Share-based compensation expense	—	—	5,717	—	—	5,717
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	48	—	48
Net loss	—	—	—	—	(41,563)	(41,563)
Balances at June 30, 2021	68,464,749	$18	$844,260	$27	$(608,520)	$235,785
Issuance of Class A common shares under incentive award plans and employee share purchase plan	423,686	—	2,680	—	—	2,680
Share-based compensation expense	—	—	6,199	—	—	6,199
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(30,544)	(30,544)
Balances at September 30, 2021	68,888,435	$18	$853,139	$(45)	$(639,064)	$214,048

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2019	54,937,628	$15	$581,467	$33	$(356,092)	$225,423
Exercise of options	643,867	—	2,414	—	—	2,414
Share-based compensation expense	—	—	4,209	—	—	4,209
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	207	—	207
Net loss	—	—	—	—	(26,419)	(26,419)
Balances at March 31, 2020	55,581,495	$15	$588,090	$240	$(382,511)	$205,834
Issuance of Class A common shares upon completion of follow-on offering, inclusive of the over-allotment option exercise, net of underwriting discounts and commissions and other offering costs	2,760,000	1	46,900	—	—	46,901
Issuance of Class A1 common shares upon completion of private placement, net of placement agent fees	1,600,000	—	27,594	—	—	27,594
Issuance of Class A common shares in connection with the release of escrow from the acquisition of all issued and outstanding equity securities of Primatope Therapeutics, Inc.	59,469	—	—	—	—	—
Exercise of options and issuance of shares under the employee share purchase plan	485,592	—	2,936	—	—	2,936
Share-based compensation expense	—	—	4,851	—	—	4,851
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(231)	—	(231)
Net loss	—	—	—	—	(37,469)	(37,469)
Balances at June 30, 2020	60,486,556	$16	$670,371	$9	$(419,980)	$250,416
Issuance of Class A common shares upon completion of follow-on offering, net of underwriting discounts and commissions and other offering costs	5,952,381	2	117,691	—	—	117,693
Issuance of Class A1 common shares upon completion of private placement, net of placement agent fees	1,428,572	—	28,350	—	—	28,350
Issuance of Class A common shares in connection with the release of shares in connection with a milestone previously paid to Primatope Therapeutics, Inc.	16,634	—	—	—	—	—
Exercise of options	33,107	—	331	—	—	331
Share-based compensation expense	—	—	5,558	—	—	5,558
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(43,836)	(43,836)
Balances at September 30, 2020	67,917,250	$18	$822,301	$6	$(463,816)	$358,509

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(121,591)	$(107,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,687	1,838
Share-based compensation expense	19,042	14,618
Non-cash lease expense	1,895	761
Amortization of premiums and accretion of discounts on short-term investments	617	(239)
Deferred income taxes	—	4,321
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,034	(5,768)
Accounts receivable, net	(3,224)	—
Inventory	(5,606)	—
Other long-term assets	(1,059)	—
Accounts payable	1,116	(1,704)
Accrued expenses and other liabilities	295	(969)
Operating lease liabilities	(1,700)	(1,105)
Other long-term liabilities	80	630
Net cash used in operating activities	(107,414)	(95,341)
Cash flows from investing activities:
Purchases of property and equipment	(164)	(228)
Purchases of short-term investments	(97,460)	(344,159)
Proceeds from the maturities of short-term investments	296,300	252,300
Intangible asset acquired	(20,000)	—
Net cash provided by investing activities	178,676	(92,087)
Cash flows from financing activities:
Proceeds from issuance of Class A common shares from follow-on offering, net of underwriting discounts and commissions, inclusive of the over-allotment option exercise	—	165,725
Proceeds from issuance of Class A1 common shares from private placement, net of placement fees	—	55,944
Payments of offering costs	—	(976)
Proceeds from issuance of Class A common shares under incentive award plans and employee share purchase plan	4,673	5,681
Net cash provided by financing activities	4,673	226,374
Net increase in cash, cash equivalents and restricted cash	75,935	38,946
Cash, cash equivalents and restricted cash at beginning of period	114,248	47,138
Cash, cash equivalents and restricted cash at end of period	$190,183	$86,084

Supplemental information:
Cash paid for income taxes	$859	$482

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses and accounts payable	$—	$154
Property and equipment included in accrued expenses and accounts payable	$—	$8
Right-of-use asset obtained in exchange for operating lease obligation	$1,462	$—

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

The Company is subject to risks and uncertainties common to early, commercial-stage companies in the biopharmaceutical industry and global health, societal, economic and market conditions, including from the impact from the coronavirus disease 2019 (“COVID-19”) pandemic. While the U.S. Food and Drug Administration (the “FDA”), approved the supplemental Biologics License Application (“sBLA”) for ARCALYST® (rilonacept) for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021, the Company has limited experience obtaining regulatory approvals. There can be no assurance that the Company’s research and development of its current or future product candidates will be successfully completed, that adequate protection for the Company’s technology will be obtained or maintained, that any current or future product candidates will obtain necessary government regulatory approval, that ARCALYST will continue to be commercially viable, or that any of the Company’s current or future product candidates, if approved, will be commercially viable. Upon approval from the FDA of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence, the Company also assumed the sales and distribution of ARCALYST for the previously approved indications for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”), including Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome, and for the maintenance of remission of Deficiency of Interleukin-1 Receptor Antagonist (“DIRA”) in adults and children 12 years of age and older in the United States and will evenly split profits on all sales with Regeneron Pharmaceuticals, Inc. (“Regeneron”), where profits are determined after deducting certain commercialization expenses subject to specified limits, from ARCALYST sales. The Company has limited experience conducting sales and marketing activities for therapeutic products, and as a result it may not be able to sustain the commercialization of ARCALYST or successfully commercialize any of its other marketable products in the future. Furthermore, the Company operates in an environment of rapid technological innovation and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties, including CROs, and CMOs for the development and manufacture of its products and product candidates, respectively. Even if the Company’s current and future product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales or be profitable.

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

In an effort to halt the spread of the COVID-19 pandemic, federal and state governments in the United States and the governments of other countries around the globe have implemented various measures in response to the pandemic, including significant restrictions on businesses and travel as well as social-distancing measures. And while certain of such measures have since been loosened or repealed following the widespread distribution of COVID-19 vaccines and the reduction in global cases, certain regions remain significantly vulnerable to the pandemic. In addition, the loosening of such restrictions has been and may in the future to be subject to abrupt reversal in the presence of new

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

variants of COVID-19, which may lengthen or exacerbate the pandemic’s effect on the Company’s business, financial condition and results of operations.

The COVID-19 pandemic, and measures undertaken in response to the pandemic, may cause significant disruptions in the Company’s business or operations as well as in the business and operations of the Company’s CMOs, CROs and other third parties with whom the Company conducts business or otherwise engages now or in the future, including as a result of staffing shortages or reprioritizations, production slowdowns or stoppages, and disruptions in delivery systems. The COVID-19 pandemic may also adversely impact the Company’s preclinical studies and clinical trials, which could impede, delay, limit or prevent the clinical development of the Company’s product candidates, lead to the delay or denial of regulatory approval of its product candidates or delay or adversely impact the Company’s commercialization activities, which would materially adversely affect the Company’s business and operations, including its ability to generate revenue. Moreover, the COVID-19 pandemic is still impacting the global economy, including the U.S. economy, with the potential for negative economic effects to be severe and prolonged. In addition, the pandemic has introduced volatility in the trading prices of biopharmaceutical companies, which could adversely impact the Company’s ability to raise additional capital when needed or on acceptable terms, if at all.

While the Company continues its process of re-opening its corporate offices, it is nonetheless conscious of additional risks and uncertainties posed by the pandemic as it evolves, including the emergence of new variants of the virus, and continuously looks to develop contingencies and mitigation strategies to potentially minimize such risks and uncertainties on its business and operations. However, there can be no assurance that any identified contingencies and mitigation strategies will be effective. If such contingencies and mitigation strategies prove ineffective, the Company’s business and operations could be adversely affected in a number of ways, including the need to revise its re-opening strategy. The extent of the impact on the Company’s business and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate spread of the disease, duration of the pandemic, emergence of new variants of the virus, evolving business and travel restrictions and social distancing measures, and the effectiveness of these and other actions taken to contain, prevent and treat the disease.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and the results of its operations for the three and nine months ended September 30, 2021 and 2020, the changes in its shareholders’ equity for the nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2021, the Company had an accumulated deficit of $639,064. During the nine months ended September 30, 2021, the Company incurred a net loss of $121,591, used $107,414 cash in operating activities, and paid $20,000 upon the achievement of specified regulatory milestone (see Note 11). The Company expects to continue to generate operating losses for the foreseeable future. As of September 30, 2021, the Company had cash, cash equivalents and short-term investments of $200,183.

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

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. At September 30, 2021 and December 31, 2020, cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market accounts and cash on deposit at commercial banks.

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

If the estimated fair value of a debt security is below its carrying value, the Company evaluates whether it is more likely than not that it will sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are included in investment and other income, net.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. At September 30, 2021 and December 31, 2020, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is also subject to credit risk from the accounts receivable related to product revenue. Trade accounts receivable are recorded net of allowances for cash discounts associated with prompt payments from customers. All trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider. There were no material write-offs charged against the allowance for the nine months ended September 30, 2021.

Restricted Cash

In conjunction with the Company’s lease agreement entered into in March 2018, the Company maintained a letter of credit for the benefit of the landlord. The lease expired in August 2021 and the restricted cash was released to

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

operating cash in September 2021. As of September 30, 2021, there was no balance in restricted cash. As of December 31, 2020, the underlying cash balances was $210 which secured the letter of credit and was classified as current in its consolidated balance sheet.

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

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

consideration that is unconditional (e.g. receivable), before the entity transfers a good or service to the customer. The Company did not have any contract assets or liabilities as of September 30, 2021 and December 31, 2020.

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

Discounts and Allowances

Revenue from product sales are recorded at the transaction price, which includes estimates for discounts and allowances and includes cash discounts, chargebacks, rebates, returns, copay assistance, and specialty pharmacy and distributor fees. These reserves are classified as reductions of accounts receivable (if the amount is payable to the Customer and right of offset exists) or a current liability (if the right of offset does not exist, the amount is payable to a third party, or is related to a future return). These allowances are established by management as its best estimate based on historical experience and data points available and are adjusted to reflect known changes in the factors that impact such reserves. Allowances for customer credits, chargebacks, rebates, data fees for services, returns, and discounts are established based on contractual terms with customers and analyses of historical usage of these items. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The nature of the allowances and accruals requiring estimates, and the specific considerations the Company uses in estimating these amounts are as follows:

Government Chargebacks and Rebates

Government and other rebates and chargebacks include amounts payable to payers and healthcare providers under various programs and by payer and individual payer plans. Rebates and chargebacks are based on contractual arrangements or statutory requirements which may vary by product, payer and individual payer plans. For qualified programs that can purchase products through wholesalers or other distributors at a lower contractual price, the wholesalers or distributors charge back to the Company the difference between their acquisition cost and the lower contractual price.

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

Impairment of long-lived assets

The Company assesses the impairment of long-lived assets, including intangible assets and property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, the Company determines whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through September 30, 2021 and there have been no events that triggered an impairment analysis.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, share-based compensation expense, allocated facility-related and depreciation expenses, third-party license fees and external costs of outside vendors engaged to conduct preclinical and clinical development activities and clinical trials as well as to manufacture clinical trial materials. Non-refundable prepayments determined to be used within one year for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Non-refundable prepayments or minimum balance requirements associated with clinical trials determined to not be used within one year are classified as other long term assets. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. Milestone and other payments made to third parties with respect to in-process research and development, in accordance with the Company’s license, acquisition and other similar agreements are expensed when determined to be probable and estimable.

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

Share-Based Compensation

The Company measures all share-based awards granted to employees and directors based on their fair value on the date of grant. The Company issues share-based awards with both service-based vesting conditions and performance-

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

based vesting conditions. The Company recognizes compensation expense for awards with service conditions on a straight-line basis over the requisite service period. For awards with performance conditions, the Company recognizes compensation expense when the achievement of the performance milestone is probable and estimable through the vest date.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the award, the risk-free interest rate, and expected dividends (see Note 9). Prior to May 2018, the Company was a private company and, accordingly, lacks company-specific historical and implied volatility information for its shares. Therefore, it estimates its expected share price volatility based on a blend of the historical volatility of the Company’s and publicly traded peer companies’ share prices and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common shares and does not expect to pay any cash dividends in the foreseeable future.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the three and nine months ended September 30, 2021 and 2020, the Company’s other comprehensive loss was comprised of unrealized gain (loss) on short-term investments as well as cumulative translation adjustments, net of tax.

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

In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the three and nine months ended September 30, 2021 and 2020.

Income Taxes

The Company is an exempted company incorporated under the laws of Bermuda. Under the current laws of Bermuda, income tax is not charged or levied on an exempted company’s income. As a result, the Company has not recorded any income tax benefits from losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. The Company’s wholly owned U.S. subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Germany, Kiniksa France, and Kiniksa Switzerland, are subject to taxation in their respective countries. Certain of the Company’s subsidiaries, primarily Kiniksa US and Kiniksa Germany, operate under cost-plus arrangements.

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

	Fair Value Measurements
	as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	88,199	—	—	88,199
Short-term investments — U.S. Treasury notes	—	10,000	—	10,000
	$88,199	$10,000	$—	$98,199

	Fair Value Measurements
	as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash — money market funds	$210	$—	$—	$210
Cash equivalents — money market funds	22,942	—	—	22,942
Cash equivalents — U.S. Treasury notes	—	72,695	—	72,695
Short-term investments — U.S. Treasury notes	—	209,444	—	209,444
	$23,152	$282,139	$—	$305,291

During the nine months ended September 30, 2021 and the year ended December 31, 2020 there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of September 30, 2021 and December 31, 2020 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2021
Short-term investments — U.S. Treasury notes	10,000	—	—	10,000
	$10,000	$—	$—	$10,000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020
Cash equivalents — U.S. Treasury notes	$72,694	$1	$—	$72,695
Short-term investments — U.S. Treasury notes	209,459	4	(19)	209,444
	$282,153	$5	$(19)	$282,139

As of September 30, 2021, the Company did not hold any securities that were in an unrealized loss position. As of December 31, 2020, the Company held 17 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $107,753 at December 31, 2020. As December 31,

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

2020, these securities were held by the Company in an unrealized loss position for less than 12 months. The Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2021 and December 31, 2020.

4.           Product Revenue, Net

ARCALYST

Following the FDA approval of ARCALYST on March 18, 2021, the Company began generating product revenue from sales of ARCALYST in April 2021.

Nine Months Ended
September 30,
2021
Product Revenue, net	$19,799

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2021:

	Contractual	Government
	Adjustments	Rebates	Returns[1]	Total
Balance at December 31, 2020	$—	$—	$—	$—
Current provisions relating to sales in the current year	1,365	615	301	2,281
Adjustments relating to prior years	—	—	—	—
Payments/returns relating to sales in the current year	(798)	(110)	(236)	(1,144)
Payments/returns relating to sales in the prior years	—	—	—	—
Balance at September 30, 2021	$567	$505	$65	$1,137
(1)	Included in the return reserve, is a provision of $236 for a specific return associated with product that was damaged in transit.

Total revenue-related reserves as of September 30, 2021, included in our consolidated balance sheets, are summarized as follows:

September 30,
2021
Reduction of accounts receivable	12
Components of other current liabilities	1,125
Total revenue-related reserves	$1,137

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

5.           Inventory

During the nine months ended September 30, 2021, the Company commenced the capitalization of ARCALYST inventory in connection with receiving FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older. As of September 30, 2021, the Company identified and relabeled certain ARCALYST product previously acquired initially intended to support the clinical trials as inventory to be sold as commercial product classified as finished goods. The value of this inventory had previously been expensed to research and development costs and was carried at zero cost. As of December 31, 2020, the Company did not have inventory.

Inventory consisted of the following:

September 30,
2021
Raw materials	$—
Work-in-process	4,183
Finished Goods	1,423
$5,606

6.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2021	2020
Furniture, fixtures and vehicles	$62	$62
Computer hardware and software	349	349
Leasehold improvements	3,876	3,667
Lab equipment	4,660	4,602
Construction in progress	30	101
Total property and equipment	8,977	8,781
Less: Accumulated depreciation	(5,809)	(4,730)
Total property and equipment, net	$3,168	$4,051

Depreciation expense was $373 and $649 during the three months ended September 30, 2021 and 2020, respectively, and $1,079 and $1,838 during the nine months ended September 30, 2021 and 2020, respectively.

7.           Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized in the following table. As of December 31, 2020, the Company did not have intangible assets.

		As of September 30, 2021
			Accumulated
	Estimated life	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$500	$19,500
		$20,000	$500	$19,500

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Future amortization of intangible assets are as follows:

As of September 30,
2021 (remaining three months)	$250
2022	1,000
2023	1,000
2024	1,000
2025	1,000
2026	1,000
2027 and thereafter	14,250
Total future amortization	$19,500

8.           Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued research and development expenses	$17,805	$16,945
Accrued employee compensation and benefits	8,354	7,704
Accrued legal and professional fees	2,048	3,988
Other	321	562
	$28,528	$29,199

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

On July 24, 2020, the Company completed a follow-on offering of 5,952,381 Class A common shares, at a public offering price of $21.00 per share and a concurrent private placement of 1,428,572 Class A1 common shares at an offering price of $21.00 per share for aggregate gross proceeds of $155,000. The aggregate net proceeds to the Company from the follow-on offering and concurrent private placement was $146,037 after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

The rights of the holders of the Company’s Class A common shares, Class B common shares, Class A1 common shares and Class B1 common shares are identical, except with respect to voting, transferability and conversion, as described below. As of September 30, 2021, no preferred shares were designated or issued.

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

Dividends

The common shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. Through September 30, 2021, no cash dividends have been declared or paid.

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

10.           Share-Based Compensation

2018 Incentive Award Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Incentive Award Plan (the “2018 Plan”), which became effective on May 23, 2018. The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”) and other share- or cash- based awards. Upon the effectiveness of the 2018 Plan, the Company ceased granting awards under its 2015 Equity Incentive Plan (as amended, the “2015 Plan” together with the 2018 Plan, the “Plans”).

A total of 4,466,500 Class A common shares were initially reserved for issuance under the 2018 Plan. The number of Class A common shares that may be issued under the 2018 Plan will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 4% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A common shares determined by the Company’s board of directors. In December 2020, the board of directors approved the automatic increase as of January 1, 2021 of 2,728,600 shares, equal to 4% of the as-converted Class A common shares outstanding on December 31, 2020. No more than 27,915,000 Class A common shares may be issued under the 2018 Plan upon the exercise of incentive options. The Class A common shares underlying any awards issued under the 2018 Plan or the 2015 Plan that on or after the effective date of the 2018 Plan expire, lapses unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited under the 2018 Plan or the 2015 Plan will be added back to the Class A common shares available for issuance under the 2018 Plan. As of September 30, 2021, 3,529,409 shares remained available for future grant.

2015 Equity Incentive Plan

Until May 23, 2018 (the effective date of the 2018 Plan), the 2015 Plan provided for the Company to grant incentive share options, nonqualified share options, share grants and other share-based awards to employees and non-employees to purchase the Company’s Class A common shares. On the effective date of the 2018 Plan, the Company ceased granting awards under the 2015 Plan. At that time, the 4,691,213 Class A common shares subject to outstanding awards under the 2015 Plan remained reserved for issuance under the plan pursuant to such awards and the 92,170 Class A common shares that had been available for future grant under the 2015 Plan were no longer authorized

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

and reserved for issuance or available for future grant under the 2015 Plan. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Class A common shares subject to awards granted under the 2015 Plan that expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited become available for issuance under the 2018 Plan. As of September 30, 2021, there were 2,307,458 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance there under pursuant to such awards.

2018 Employee Share Purchase Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Employee Share Purchase Plan (the “2018 ESPP”), which became effective on May 23, 2018. A total of 670,000 Class A common shares were initially reserved for issuance under the 2018 ESPP. The number of Class A common shares that may be issued under the 2018 ESPP will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 1% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A common shares determined by the Company’s board of directors, provided that no more than 6,420,000 Class A common shares may be issued under the 2018 ESPP. In December 2020, the Company’s board of directors approved an increase as of January 1, 2021 of 130,000 shares. As of September 30, 2021, 598,817 Class A common shares were available for future issuance under the 2018 ESPP.

Rilonacept Long-Term Incentive Plan

In December 2019, the compensation committee of the Company’s board of directors approved the Company’s Rilonacept Long-Term Incentive Plan (“RLTIP”) under the 2018 Plan to incentivize eligible employees of the Company or any of its subsidiaries to achieve FDA approval for the commercial sale and marketing of rilonacept for recurrent pericarditis in the United States (“RLTIP Milestone”). The RLTIP provided for the potential to receive an award of cash and two grants of RSUs covering Class A common shares under the 2018 Plan upon the achievement of RLTIP Milestones within certain specified time periods. No further awards are expected to be granted pursuant to the RLTIP.

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding as of December 31, 2020	9,958,858	$9.32
Granted	2,358,425	$11.65
Exercised	(623,436)	$4.49
Forfeited	(2,137,366)	$11.77
Outstanding as of September 30, 2021	9,556,481	$9.66
Share options exercisable as of September 30, 2021	4,529,290	$9.11
Share options unvested as of September 30, 2021	5,027,191	$10.82

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of options granted to employees and directors under the Plans during the three and nine months ended September 30, 2021 and 2020 were as follows, presented on a weighted-average basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.93%	0.36%	0.98%	0.56%
Expected term (in years)	6.25	6.24	6.14	6.21
Expected volatility	75.09%	82.58%	76.19%	81.02%
Expected dividend yield	—%	—%	—%	—%

Restricted Share Units

RSUs represent the right to receive shares of the Company’s Class A common shares upon vesting of the RSUs. The fair value of each RSU award is based on the closing price of the Company’s Class A common shares on the date of grant.

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

During the year ended December 31, 2020 and in December 2019, the Company granted the First RSU Awards as part of the RLTIP to eligible employees. During the nine months ended September 30, 2021, the Achievement Date was met and (1) the number of Class A common shares issuable under the First RSU Awards were determined in accordance with the RLTIP and will vest in one installment on the first anniversary of the Achievement Date, subject to continued employment through such date, and (2) the Second RSU Awards were granted to eligible employees on the Achievement Date with respect to a number of shares determined in accordance with the RLTIP and will vest on the second anniversary of the Achievement Date, subject to continued employment through such date.

During three and nine months ended September 30, 2021, the Company recognized compensation expense of $838 and $2,868, respectively related to RSUs including those granted in connection to the RLTIP. During the three and nine months ended September 30, 2020, the Company recognized $250 and $733, respectively in compensation expense related to the Time-Based RSUs and the Company did not recognize any compensation expense related to the First RSU Award, as achievement of the RLTIP Milestone was determined to be not probable as of that date.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes RSU activity, including the RSUs outstanding under the RLTIP for the nine months ended September 30, 2021:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2020	205,312	$13.41
Granted	747,630	$17.79
Vested	—	$—
Forfeited	(151,788)	$18.53
Unvested RSUs as of September 30, 2021	801,154	$16.52

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of goods sold	$62	$—	$101	$—
Research and development expenses	1,912	2,345	6,469	6,303
Selling, general and administrative expenses	4,225	3,213	12,472	8,315
	$6,199	$5,558	$19,042	$14,618

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

During the three and nine months ended September 30, 2021 and 2020, the Company recorded research and development expense of $14 and $14 and $42 and $92 respectively, related to the annual maintenance fee in connection with the retained contracts.

Beth Israel Deaconess Medical Center License Agreement

In 2019, the Company exercised the call option under the stock purchase option agreement with Primatope and acquired all of the outstanding securities of Primatope (the “Primatope Acquisition”). As a result of the Primatope Acquisition, the Company acquired the rights to an exclusive license to certain intellectual property rights controlled by Beth Israel Deaconess Medical Center, Inc. (“BIDMC”) to make, use, develop and commercialize KPL-404 (the “BIDMC Agreement”). Under the BIDMC Agreement, the Company is solely responsible for all development, regulatory and commercial activities and costs. The Company is also responsible for costs related to filing, prosecuting and maintaining the licensed patent rights. Under the BIDMC Agreement, the Company is obligated to pay an insignificant annual maintenance fee as well as clinical and regulatory milestone payments of up to an aggregate of $1,200 to BIDMC. The Company is also obligated to pay a low single-digit royalty on annual net sales of products licensed under the agreement.

During the three and nine months ended September 30, 2021 and 2020, the Company did not record any research and development expense in connection with the BIDMC Agreement.

Regeneron License Agreement

In September 2017, the Company entered into a license agreement (as amended, the “Regeneron Agreement”) with Regeneron, pursuant to which the Company has been granted an exclusive, sublicensable license under certain intellectual property rights controlled by Regeneron to develop and commercialize ARCALYST in certain fields and territories. The Company is obligated to use commercially reasonable efforts to develop and commercialize such licensed products.

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

Under the Regeneron Agreement, the Company was also obligated to make payments to Regeneron of up to an aggregate of $27,500 upon the achievement of specified regulatory milestones, which includes a $7,500 milestone achieved and paid in the fourth quarter of 2020 and a $20,000 milestone achieved and paid in the nine months ended September 30, 2021. The $20,000 milestone was accounted for as an intangible asset and will be amortized over the life

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

of the underlying asset. Related amortization expense will be recorded as cost of goods sold in the Company’s consolidated statement of operations and comprehensive loss. During the nine months ended September 30, 2021 and 2020, the Company did not incur any research and development expense directly related to milestones due under the Regeneron Agreement.

Under the Regeneron Agreement, the Company is solely responsible for all development and commercialization activities and costs in its territories. The Company is also responsible for costs related to the filing, prosecution and maintenance of certain licensed patent rights. In March 2021, the FDA approved the sBLA for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older and the Company assumed the sales and distribution of ARCALYST for the approved indications in the United States, including CAPS and DIRA. The Company will evenly split profits on sales of ARCALYST with Regeneron, where profits are determined after deducting certain commercialization expenses subject to specified limits, from ARCALYST sales. As of September 30, 2021, no profit sharing has been recognized.

Pursuant to the Regeneron Agreement, in September 2017, the parties entered into a clinical supply agreement under which Regeneron agreed to manufacture product solely for the Company’s use in development activities. Pursuant to the Regeneron Agreement, during the nine months ended September 30, 2021, the parties entered into a commercial supply agreement under which Regeneron agreed to manufacture product for the Company’s use, including for commercial sales. During the nine months ended September 30, 2021 and 2020, the Company did not incur any research and development expense related to the purchase of drug materials under the clinical supply agreement. As of September 30, 2021, the Company recorded inventory of $5,606 related to the purchase of commercial product under the commercial supply agreement (see Note 5). As of September 30, 2021, the Company had non-cancelable purchase commitments under the commercial supply agreement (see Note 14).

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

During the nine months ended September 30, 2021 and 2020, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

12.         Net Loss per Share

The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, Class A1 and Class B1 common shares are identical, except with respect to voting, transferability and conversion (see Note 9). As the liquidation and dividend rights are identical, losses are allocated on a proportionate basis, and the resulting net loss per share attributed to common shareholders will, therefore, be the same for the Class A, A1, B and B1 common shares on an individual or combined basis.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common shareholders	$(30,544)	$(43,836)	$(121,591)	$(107,724)
Denominator:
Weighted average common shares outstanding—basic and diluted	68,662,673	65,958,513	68,444,061	59,754,495
Net loss per share attributable to common shareholders— basic and diluted	$(0.44)	$(0.66)	$(1.78)	$(1.80)

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

	As of September 30,
	2021	2020
Options to purchase common shares	9,556,481	10,152,136
Unvested RSUs	801,154	287,511
	10,357,635	10,439,647

13.         Income Taxes

The Company is an exempted company incorporated under the laws of Bermuda. Under the current laws of Bermuda, income tax is not charged or levied on an exempted company’s income. As a result, the Company has not recorded any income tax benefits from losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards will be available to the Company for those losses. The Company’s wholly owned U.S. subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Germany, Kiniksa France, and Kiniksa Switzerland are subject to taxation in their respective countries. Certain of the Company’s subsidiaries, primarily Kiniksa US, operate under cost plus arrangements.

The income tax rate for the three and nine months ended September 30, 2021 varied from the Bermuda statutory rate of zero primarily due to income subject to United States taxation under the Kiniksa US cost-plus arrangements with the Company, and U.S. federal and state research tax credits. Income tax benefit for the three months ended September 30, 2021 was $118 primarily related to the tax benefit from the exercise of share options offset by the tax impact from the current tax expense due to income from the cost plus arrangements in the United States, net of R&D credits utilized. Income tax provision for the nine months ended was $1,106 primarily related to the tax impact from the current tax expense due to income from the cost plus arrangements in the United States, net of R&D credits utilized offset by tax benefit related to the exercise of share options. Income tax provision for the three and nine months ended

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

September 30, 2020 was $667 and $4,363 and includes a discrete tax benefit primarily related to tax benefits from share-based compensation taxable events and recording a valuation allowance against certain deferred tax assets.

Management examines all positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize existing deferred tax assets. The Company previously determined it was more likely than not that a majority of its net deferred tax assets would not be realized and concluded that a valuation allowance was required, which eliminated the majority of its net deferred tax assets recorded in its balance sheet. In the future, if the Company believes that it is more likely than not that it will realize the benefit of these deferred tax assets, it will adjust the valuation allowance and recognize an income tax benefit. There are no material deferred tax assets in the other jurisdictions.

14.         Commitments and Contingencies

License Agreements

The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Manufacturing Commitments

The Company entered into a commercial supply agreement with Regeneron to provide both clinical supply and commercial product (see Note 11). The Company entered into agreements with several CMOs to provide the Company with preclinical and clinical trial materials. As of September 30, 2021, the Company had committed to minimum payments under these agreements totaling $45,742, of which $32,693 are due within one year.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors, officers and other key personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or other key personnel. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2021 or December 31, 2020.

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

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting granulocyte-macrophage colony stimulating factor receptor alpha, or GM-CSFRα. We are evaluating mavrilimumab for the potential treatment of giant cell arteritis, or GCA, a chronic inflammatory disease of the medium-to-large arteries with an estimated U.S. prevalence of approximately 75,000 to 150,000 patients. We conducted a global, randomized, double-blind, placebo-controlled Phase 2 proof-of-concept clinical trial for the study of mavrilimumab in GCA. The trial achieved both the primary and efficacy endpoint of time-to-first adjudicated GCA flare by Week 26 in all treated patients and the secondary efficacy endpoint of sustained remission at Week 26 in all treated patients with statistical significance. Additionally, while the trial was not powered for individual disease cohorts, there was a consistent trend of efficacy across the new onset and relapsing/refractory cohorts. In September 2020, the FDA granted Orphan Drug designation for mavrilimumab for the treatment of GCA. We are also evaluating mavrilimumab in severe coronavirus 2019 disease, or COVID-19, pneumonia and hyperinflammation (including COVID-19-related acute respiratory distress syndrome, or ARDS). We are currently conducting a global, randomized, double-blind, placebo-controlled adaptive design Phase 2/3 clinical trial of mavrilimumab in severe COVID-19 pneumonia and hyperinflammation. In April 2021, we announced top-line data from the Phase 2 portion of the trial in non-mechanically-ventilated patients with severe COVID-19 ARDS receiving local standard of care. Non-mechanically ventilated patients treated with mavrilimumab demonstrated a reduction in mechanical ventilation and death at Day 29 pooled across dose levels. The trial achieved its primary efficacy endpoint of the proportion of patients alive and free of mechanical ventilation at Day 29. Mavrilimumab was well-tolerated and exhibited a favorable safety profile. In July 2021, we announced additional data from the Phase 2 portion of the Phase 2/3 clinical trial of mavrilimumab in severe COVID-19-related ARDS. Follow-up preliminary overall survival data in non-mechanically ventilated patients at Day 60 and Day 90 were consistent with previously reported Day 29 data. Additionally, Day 29 data from mechanically-ventilated patients did not show a reduction of death. We discontinued enrolling mechanically-ventilated patients in the Phase 3 portion of the trial. We expect data from the Phase 3 portion of the Phase 2/3 trial in non-mechanically ventilated patients with severe COVID-19-related ARDS in the first quarter of 2022. Additionally, we are engaged with the FDA and other government agencies to identify pathways to potentially accelerated availability of mavrilimumab as a therapeutic option for severe COVID-19 patients.

Vixarelimab is an investigational monoclonal antibody that is designed to simultaneously inhibit the signaling of the cytokines interleukin 31, or IL-31, and oncostatin M, or OSM, by targeting their common receptor subunit, oncostatin M receptor beta, or OSMRβ. We are evaluating vixarelimab for the potential treatment of prurigo nodularis, a chronic inflammatory skin condition with an estimated U.S. prevalence of approximately 300,000 patients. We are conducting a global, randomized, double-blind, placebo-controlled Phase 2b dose-ranging clinical trial of vixarelimab in prurigo nodularis. The Phase 2b clinical trial is expected to enroll approximately 180 patients experiencing severe pruritus. Patients will be randomized to receive vixarelimab or placebo subcutaneously once-monthly. The primary efficacy endpoint is the percent change from baseline in the weekly-average Worst-Itch Numeric Rating Scale, or WI-NRS, at Week 16. Key secondary efficacy endpoints include the proportion of patients achieving a greater-than-or-equal-to 4-point weekly-average WI-NRS reduction at Week 16 and the proportion of patients achieving a 0/1 score (clear/almost clear) on the prurigo nodularis-investigator’s global assessment, or PN-IGA, at Week 16. We expect data from this trial in the second half of 2022.

KPL-404 is an investigational monoclonal antibody designed to inhibit interaction of CD40 with CD154, or CD40 ligand, signaling, a well-known pathway that plays a critical role in regulating B cell proliferation and T cell activation as well as antibody production. We conducted a randomized, double-blind, placebo-controlled, single-ascending-dose Phase 1 clinical trial of KPL-404 in healthy volunteers to evaluate safety and pharmacokinetics well as receptor occupancy, or RO, and T-cell dependent antibody response, or T-cell Dependent Antibody Response, or TDAR, in these subjects. In May 2021, we reported final data from the trial. KPL-404 showed dose-dependent increases in concentration across cohorts. All dose escalations occurred as per protocol with no dose-limiting safety findings. KPL-404 was well-tolerated, and there were no serious adverse reactions. Subjects dosed with KPL-404 10 mg/kg IV showed full RO through at least Day 71 and complete suppression of TDAR after keyhole limpet hemocyanin, or KLH, challenge and re-challenge through at least Day 57. Subjects dosed with KPL-404 5 mg/kg SC showed full RO through Day 43 and suppression of TDAR after KLH challenge through at least Day 29. Anti-drug antibodies to KPL-404 were suppressed for at least 57 days at 10 mg/kg IV; the suppression of antibody responses to the drug itself is an independent indicator of target engagement and pharmacodynamic effect. We plan to initiate a Phase 2 proof-of-concept clinical trial in rheumatoid arthritis in the fourth quarter of 2021. The trial will evaluate safety, pharmacokinetics and initial efficacy of KPL-404 with subcutaneous administration over 12 weeks. Rheumatoid arthritis was selected as a well-characterized autoimmune disease with decades of published clinical data across diverse mechanistic classes, allowing for objective evaluation in established endpoints. The pharmacokinetic lead-in of the planned trial supports characterization of chronic administration of KPL-404 in a patient population and provides optionality to evaluate the therapeutic potential of KPL-404 across a range of other autoimmune diseases with pathologies believed to be mediated by the CD40-CD154 pathway.

Our future success is dependent on our ability to continue to commercialize ARCALYST and to develop, obtain regulatory approval for and successfully commercialize one or more of our current or future product candidates. Upon approval from the FDA of the commercial marketing of ARCALYST in the United States for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States and will evenly split profits on sales with Regeneron, where profits are determined after deducting certain commercialization expenses subject to specified limits, from ARCALYST sales. However, as a company we have limited experience obtaining marketing approval for product candidates, commercializing a therapeutic, supporting sales, marketing, and distribution activities and maintaining applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result we may not be able to continue to commercialize ARCALYST or successfully commercialize any future approved product candidates, if any, thus potentially impairing the commercial potential of ARCALYST and our other product candidates.

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

On July 24, 2020, we completed a follow-on offering of 5,952,381 Class A common shares, at a public offering price of $21.00 per share and a concurrent private placement of 1,428,572 Class A1 common shares at an offering price of $21.00 per share for aggregate gross proceeds of $155.0 million. The aggregate net proceeds to us from the follow-on offering and concurrent private placement was $146.0 million after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the continued commercialization of ARCALYST and the development and eventual commercialization of one or more of our current or future product candidates, if approved. Our net losses were $121.6 million and $107.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $639.1 million. We expect to continue to incur significant operating losses for at least the next several years as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, we expect to continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution of ARCALYST. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, until such time as we can generate significant and sustained revenue from product sales of ARCALYST and one or more of our current or future approved product candidates, if ever, we expect to finance our operations through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements. We may be unable to raise additional funds or enter into such other transactions or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such transactions or arrangements as and when needed, we may have to significantly delay, scale back or discontinue the development of one or more of our current or future product candidates, delay our pursuit of potential in-licenses or acquisitions or scale back on commercialization activities for ARCALYST.

Because of the numerous risks and uncertainties associated with product development, including any impact from the COVID-19 pandemic, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to continue to commercialize ARCALYST and generate product sales from one or more of our current or future product candidates, if approved, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $200.2 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Components of Our Results of Operations

Product revenue, net

Following the FDA approval of ARCALYST in March 2021, we began generating product revenue from sales of ARCALYST in April 2021. ARCALYST is sold through a third party logistics provider that distributes primarily through a network of authorized specialty pharmacies and specialty distributors (collectively, “customers”), which deliver the medication to patients by mail. Our payment terms are between 30 to 35 days.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Rilonacept	$2,178	$4,812	$8,191	$13,981
Mavrilimumab	3,832	11,925	19,749	17,469
Vixarelimab	2,846	1,278	7,632	5,741
KPL-404	1,553	880	3,873	2,927
Unallocated research and development expenses	8,827	12,524	32,419	34,526
Total research and development expenses	$19,236	$31,419	$71,864	$74,644

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

Upon approval from the FDA of the commercial marketing of ARCALYST in the United States for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States. However, as a company we have limited experience obtaining marketing approval for product candidates, commercializing a therapeutic, supporting sales, marketing, and distribution activities and maintaining applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result we may not be able to continue to commercialize ARCALYST or successfully commercialize any future approved product candidates, if any, thus potentially impairing the commercial potential of ARCALYST and our other product candidates. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of our current or future product candidates or when, if ever, we will realize significant revenue from product sales or be profitable. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

●	the potential impact of the COVID-19 pandemic, including any new variants of the virus, on our business, including our preclinical studies, clinical trials and operations;
●	the scope, progress, outcome and costs of our research and preclinical development activities, clinical trials and other development activities;
●	establishing an appropriate safety and efficacy profile with Investigational New Drug application (“IND”) enabling clinical studies;
●	the successful enrollment and initiation, performance and completion of preclinical studies and clinical trials;
●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities, including the FDA;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	increasing clinical and commercial manufacturing capabilities or making arrangements with additional third-party manufacturers to successfully manufacture our product candidates at reasonable cost and within approved specifications for product quality, and in sufficient quantities to meet patient demand;
●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
●	maintaining, establishing, and/or expanding a sales, marketing, medical affairs and distribution infrastructure to commercialize ARCALYST or any of our current or future product candidates for which we may obtain marketing approval and intend to commercialize on our own;
●	maintaining commercial sales of ARCALYST or successfully launching commercial sales of our current or future product candidates, if and when approved, whether alone or in collaboration with others;
●	making milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	significant and changing government regulation; and
●	maintaining a continued acceptable safety profile of ARCALYST or our current or future approved product candidates following approval, if any.

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

We expect that our general and administrative expenses will continue to increase in the future as we continue to perform commercialization and sales activities and increase our headcount to support our business objectives. We also anticipate that we will continue to incur significant costs associated with being a public company, including accounting, audit, legal, compliance and director and officer insurance costs as well as investor and public relations expenses, and that such costs will increase over time as we continue to expand.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	Change

	(in thousands)

Revenue:
Product revenue, net	$12,095	$—	$12,095
Costs and Operating expenses:
Cost of goods sold	2,767	—	2,767
Research and development	19,236	31,419	(12,183)
Selling, general and administrative	20,759	11,799	8,960
Total operating expenses	42,762	43,218	(456)
Loss from operations	(30,667)	(43,218)	12,551
Interest income	5	49	(44)
Loss before benefit (provision) for income taxes	(30,662)	(43,169)	12,507
Benefit (provision) for income taxes	118	(667)	785
Net loss	$(30,544)	$(43,836)	$13,292

Product Revenue, Net

Following the FDA approval of ARCALYST in March 2021, we began generating product revenue from sales of ARCALYST in April 2021. We recognize product revenue, net of ARCALYST at the transaction price when the specialty pharmacy or specialty distributors obtains control of our products, which typically occurs upon shipment of the product from the third party logistics provider. We recognized net revenue from the sale of ARCALYST of $12.1 million.

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

Cost of Goods Sold

Upon the first sale commencing in April 2021, we began generating cost of goods sold associated with the sales of ARCALYST. We recognized cost of goods sold from the sale of ARCALYST of $2.8 million, which includes $0.3 million for the amortization of the regulatory milestone. During the three months ended September 30, 2021, we sold the remaining relabeled ARCALYST product previously acquired to support the clinical trials which carried zero cost.

Research and Development Expenses

	Three Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Rilonacept	$2,178	$4,812	$(2,634)
Mavrilimumab	3,832	11,925	(8,093)
Vixarelimab	2,846	1,278	1,568
KPL-404	1,553	880	673
Unallocated research and development expenses:
Personnel related (including share-based compensation)	5,721	8,274	(2,553)
Other	3,106	4,250	(1,144)
Total research and development expenses	$19,236	$31,419	$(12,183)

Research and development expenses were $19.2 million for the three months ended September 30, 2021, compared to $31.4 million for the three months ended September 30, 2020, a decrease of $12.2 million. During the three months ended September 30, 2021, the decrease in research and development expenses incurred related to the mavrilimumab Phase 2/3 clinical trial in COVID-19 related ARDS and a decrease in general research and development programs, partially offset by an increase in the costs associated with our Phase 2b clinical trial of vixarelimab for the treatment of prurigo nodularis. The following includes additional information on our development programs.

The direct costs for our ARCALYST program were $2.2 million during the three months ended September 30, 2021, compared to $4.8 million during the three months ended September 30, 2020, a decrease of $2.6 million. The decrease in expenses incurred related primarily to the completion of RHAPSODY, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, and transition to the long-term extension.

The direct costs for our mavrilimumab program were $3.8 million during the three months ended September 30, 2021, compared to $11.9 million during the three months ended September 30, 2020, or a decrease of $8.1 million. The decrease in expenses incurred related primarily to our Phase 2/3 clinical trial in COVID-19 related ARDS in addition to a decrease in expenses for the completion of our global Phase 2 clinical trial in GCA.

The direct costs for our vixarelimab program were $2.9 million during the three months ended September 30, 2021, compared to $1.3 million during the three months ended September 30, 2020, an increase of $1.6 million. Expenses incurred during the three months ended September 30, 2021 were primarily related to our Phase 2b clinical trial in prurigo nodularis while during the three months ended September 30, 2020 expenses were primarily related to the completion of our Phase 2a clinical trial in prurigo nodularis, as well as costs related to the conclusion of our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus.

The direct costs for our KPL-404 program were $1.6 million during the three months ended September 30, 2021, compared to $0.9 million during the three months ended September 30, 2020, an increase of $0.7 million. The increase in expenses incurred primarily related to startup costs related to the Phase 2 trial in rheumatoid arthritis during the three months ended September 30, 2021 as compared to the costs of the Phase 1 trial during the three months ended September 31, 2020.

Unallocated research and development expenses were $8.8 million for the three months ended September 30, 2021 compared to $12.5 million for the three months ended September 30, 2020, a decrease of $3.7 million. The decrease of $3.7 million in unallocated research and development expenses was primarily due to supply chain and quality related costs associated with our commercial ARCALYST program, which are now included as cost of goods sold. Personnel-related costs for the three months ended September 30, 2021 and 2020 included share-based compensation of $1.9 million and $2.3 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20.8 million for the three months ended September 30, 2021 compared to $11.8 million for the three months ended September 30, 2020. The increase of $9.0 million was primarily due to an increase of $5.2 million in personnel-related costs related to the build out of our commercial function, including hiring a sales force and $1.7 million in marketing expenses associated with the commercial launch of ARCALYST. Personnel-related costs for the three months ended September 30, 2021 and 2020 included share-based compensation of $4.2 million and $3.2 million, respectively.

Interest Income

Interest income was less than $0.1 million for the three months ended September 30, 2021 compared to interest income of $0.1 million for the three months ended September 30, 2020. The decrease was due primarily to lower interest rates on U.S. Treasury notes and a lower average balance in short term investments

Benefit (Provision) for Income Taxes

For the three months ended September 30, 2021, we recorded an income tax benefit of $0.1 million relating primarily to the tax benefit from the exercise of share options offset by the tax impact from the current tax expense due to income from our cost plus arrangements in the United States, net of R&D credits utilized. For the three months ended September 30, 2020, we recorded a provision for income taxes of $0.7 million relating primarily to income from the cost plus arrangements in the United States.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Revenue:
Product revenue, net	$19,799	$—	$19,799
Operating expenses:
Cost of goods sold	5,233	—	5,233
Research and development	71,864	74,644	(2,780)
Selling, general and administrative	63,207	29,821	33,386
Total operating expenses	140,304	104,465	35,839
Loss from operations	(120,505)	(104,465)	(16,040)
Interest income	20	1,104	(1,084)
Loss before provision for income taxes	(120,485)	(103,361)	(17,124)
Provision for income taxes	(1,106)	(4,363)	3,257
Net loss	$(121,591)	$(107,724)	$(13,867)

Product Revenue, Net

Following the FDA approval of ARCALYST in March 2021, we began generating product revenue from sales of ARCALYST in April 2021. We recognize product revenue, net of ARCALYST at the transaction price when the specialty pharmacy or specialty distributors obtains control of our products, which typically occurs upon shipment of the product from the third party logistics provider. We recognized net revenue from the sale of ARCALYST of $19.8 million.

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

Cost of goods sold

Upon the first sale commencing in April 2021, we began generating cost of goods sold associated with the sales of ARCALYST. We recognized cost of goods sold from the sale of ARCALYST of $5.2 million for the nine months ended September 30, 2021, which includes $0.5 million for the amortization of the regulatory milestone. During the nine months ended September 30, 2021, we sold the remaining relabeled ARCALYST product previously acquired to support the clinical trials which carried zero cost.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2021	2020	Change

	(in thousands)
Rilonacept	$8,191	$13,981	$(5,790)
Mavrilimumab	19,749	17,469	2,280
Vixarelimab	7,632	5,741	1,891
KPL-404	3,873	2,927	946
Unallocated research and development expenses:			—
Personnel related (including share-based compensation)	21,804	24,246	(2,442)
Other	10,615	10,280	335
Total research and development expenses	$71,864	$74,644	$(2,780)

Research and development expenses were $71.9 million for the nine months ended September 30, 2021, compared to $74.6 million for the nine months ended September 30, 2020, a decrease of $2.7 million. During the nine months ended September 30, 2021, the decrease in research and development expenses incurred related to the RHAPSODY trial, as well as reduced personnel costs included in research and development, offset by increases in the mavrilimumab Phase 2/3 clinical trial in COVID-19 related ARDS and vixarelimab program. The following includes additional information on our development programs.

The direct costs for our ARCALYST program were $8.2 million during the nine months ended September 30, 2021, compared to $14.0 million during the nine months ended September 30, 2020, a decrease of $5.8 million. The decrease in expenses incurred related primarily to the completion of RHAPSODY, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, and transition to the long-term extension.

The direct costs for our mavrilimumab program were $19.8 million during the nine months ended September 30, 2021, compared to $17.5 million during the nine months ended September 30, 2020, or an increase of $2.3 million. The increase in expenses incurred related primarily to our Phase 2/3 clinical trial in COVID-19 related ARDS offset by a decrease in expenses for the completion of our global Phase 2 clinical trial in GCA.

The direct costs for our vixarelimab program were $7.6 million during the nine months ended September 30, 2021, compared to $5.7 million during the nine months ended September 30, 2020, or an increase of $1.9 million. Expenses incurred during the nine months ended September 30, 2021 were primarily related to the start-up of our Phase 2b clinical trial in prurigo nodularis while during the nine months ended September 30, 2020 expenses were primarily related to the completion of our Phase 2a clinical trial in prurigo nodularis, as well as costs related to the conclusion of our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus.

The direct costs for our KPL-404 program were $3.9 million during the nine months ended September 30, 2021, compared to $2.9 million during the nine months ended September 30, 2020, an increase of $1.0 million. The increase in expenses incurred primarily related to manufacturing of drug product supply for our anticipated Phase 2 trial in rheumatoid arthritis as compared to the costs of the Phase 1 trial during the nine months ended September 31, 2020.

Unallocated research and development expenses were $32.4 million for the nine months ended September 30, 2021 compared to $34.5 million for the nine months ended September 30, 2020. The decrease of $2.1 million in unallocated research and development expenses was primarily due to the supply chain and quality related costs associated with our commercial ARCALYST program, which are now included as cost of goods sold. Personnel-related costs for the nine months ended September 30, 2021 and 2020 included share-based compensation of $6.5 million and $6.3 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $63.2 million for the nine months ended September 30, 2021 compared to $29.8 million for the nine months ended September 30, 2021. The increase of $33.4 million was primarily due to an increase of $18.5 million in personnel-related costs related to the build out of our commercial function, including hiring of a sales force and $7.6 million in marketing expenses associated with the commercial launch of ARCALYST. Personnel-related costs for the nine months ended September 30, 2021 and 2020 included share-based compensation of $12.5 million and $8.3 million, respectively.

Interest Income

Interest income was less than $0.1 million for the nine months ended September 30, 2021 compared to interest income of $1.1 million for the nine months ended September 30, 2020. The decrease was due primarily to lower interest rates on U.S. Treasury notes and a lower average balance in short term investments.

Provision for Income Taxes

For the nine months ended September 30, 2021, we recorded a provision for income taxes of $1.1 million relating primarily to the tax impact from the current tax expense due to income from our cost plus arrangements in the United States, net of R&D credits utilized offset by tax benefit related to the exercise of share options. For the nine months ended September 30, 2020, we recorded a provision for income taxes of $4.4 million relating primarily to the tax impact from recording a valuation allowance against certain deferred tax assets.

Liquidity and Capital Resources

Following the FDA approval of ARCALYST in March 2021, we began generating product revenue from sales of ARCALYST in April 2021. However, we will continue to incur significant operating losses and negative cash flows from our operations.

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

On July 24, 2020, we completed a follow-on offering of 5,952,381 Class A common shares, at a public offering price of $21.00 per share and a concurrent private placement of 1,428,572 Class A1 common shares at an offering price of $21.00 per share for aggregate gross proceeds of $155.0 million. The estimated aggregate net proceeds to us from the follow-on offering and concurrent private placement was $146.0 million after deducting underwriting discounts and commissions, placement agent fees and other offering costs.

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $200.2 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(107,414)	$(95,341)
Net cash provided (used) by investing activities	178,676	(92,087)
Net cash provided by financing activities	4,673	226,374
Net increase in cash and cash equivalents and restricted cash	$75,935	$38,946

Operating Activities

During the nine months ended September 30, 2021, operating activities used $107.4 million of cash, primarily resulting from our net loss of $121.6 million as well as net cash used by our operating assets and liabilities of $9.0 million offset by non-cash charges of $23.2 million. Net cash used by our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a $5.6 million increase in inventory and a $3.2 million increase in accounts receivable primarily due to the commercial launch of ARCALYST in 2021 offset by an increase of $1.4 million in accrued expenses and accounts payable primarily due to increases related to our clinical trial costs and other selling, general and administration accruals offset by our pre-commercialization activities of our ARCALYST program and the cash payment of the 2020 employee bonuses.

During the nine months ended September 30, 2020, operating activities used $95.3 million of cash, primarily resulting from our net loss of $107.7 million and net cash used in our operating assets and liabilities of $8.9 million, partially offset by non-cash charges of $21.3 million. Net cash used in our operating assets and liabilities for the nine months ended September 30, 2020 consisted of a $1.7 million decrease in accounts payable primarily due to the timing of vendor invoicing and payments, a $1.0 decrease in accrued expenses and other liabilities primarily due decreases in the accrued costs for our research and manufacturing activities and the cash payment of the 2019 employee bonuses offset by increases in the accrued costs for our clinical trials and pre-commercialization activities of our ARCALYST program, a $1.1 million decrease in operating lease liabilities due to monthly payments for our right of use assets, and a $5.8 million increase in prepaid expenses and other current assets due to increases in prepaid expenses to CROs related to our clinical trials.

Investing Activities

During the nine months ended September 30, 2021 investing activities provided $178.7 million of cash, consisting of $296.3 million from proceeds of maturities of short-term investments, partially offset by $97.5 million of purchases of short-term investments and $20.0 million related to the payment of a regulatory milestone incurred under the Regeneron Agreement.

During the nine months ended September 30, 2020 investing activities used $92.1 million of cash, consisting of $252.3 million from proceeds of maturities of short-term investments, partially offset by $344.2 million of purchases of short-term investments and $0.2 million of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $4.7 million, consisting of proceeds from the exercise of employee share options.

During the nine months ended September 30, 2020, net cash provided by financing activities was $226.4 million, consisting of net proceeds of $220.7 million from our issuance and sale of Class A common shares in follow-on public offerings, inclusive of the exercise of the underwriters’ over-allotment option to purchase additional Class A common shares, and concurrent issuance and sale of Class A1 common shares in private placements, after deduction of underwriting discounts and commissions, placement agent fees and other offering costs and $5.7 million of proceeds primarily from the exercise of share options.

Funding Requirements

We expect to incur significant expenses in connection with our ongoing and planned activities as we continue to commercialize ARCALYST and advance our current and future product candidates through preclinical and clinical development, seek regulatory approval and commercialize one or more of our current or future product candidates, if approved. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant additional commercialization expenses related to such activities. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. As a result, our related personnel costs will increase, including costs associated with share-based compensation. We also expect to incur additional expenses related to milestone, royalty and other payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates. Additionally, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. We expect to incur expenses as we:

●	conduct our current and planned clinical trials for mavrilimumab, vixarelimab and KPL-404, as well as clinical trials for any future product candidates;
●	increase clinical and commercial manufacturing capabilities or make arrangements with additional third party manufacturers to successfully manufacture our product candidates;
●	develop and timely deliver clinical grade and commercial grade product formulations that can be used in our clinical trials and for commercial sale;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	maintain, establish, and/or expand a sales, marketing, medical affairs and distribution infrastructure to commercialize ARCALYST or any of our current or future product candidates for which we may obtain marketing approval and intend to commercialize on our own;
●	launch commercial sales of any of our current or future product candidates, if and when approved, whether alone or in collaboration with others;
●	make milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●	hire additional clinical, quality and research and development personnel;
●	expand our operational, financial and management systems and increase personnel globally to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio; and
●	in-license or acquire other product candidates and technologies or their related businesses, if we determine to do so.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

●	any impact of the COVID-19 pandemic on our business, including our preclinical studies and clinical trials, and operations;

●	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs, timing and ability to manufacture our products and product candidates to supply our clinical and preclinical development efforts, our clinical trials and commercialization;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing, pricing and reimbursement, distribution and compliance, for any of our product candidates for which we receive marketing approval;
●	the costs of manufacturing commercial-grade product and necessary inventory to support commercial launch and ongoing sales;
●	the ability to receive additional non-dilutive funding;
●	the revenue received from commercial sale of ARCALYST or any of our current or future products candidates, should they receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our ability to establish and maintain licensing, collaboration or other strategic transactions and arrangements on favorable terms, if at all;
●	the extent to which we acquire or in-license other product candidates, technologies and their related businesses; and
●	the timing, receipt and amount of sales of, or milestone payments related to, or royalties on, our current or future product candidates, if any.

Until such time, if ever, as we can generate substantial and sustained product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, or other sources, including, licensing, collaboration, marketing, distribution or other strategic transactions or arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect our shareholders’ rights as a common shareholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2021, there were no material changes outside the ordinary course of our business to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in the Annual Report. See Note 14 to our consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” of this Quarterly Report for a discussion of obligations and commitments.

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

During the nine months ended September 30, 2021, we included the estimates associated with revenue recognition in our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Once a contract is determined to be within the scope of ASC 606, we determine the performance obligations that are distinct. We recognize as revenues the amount of the transaction price that is allocated to each respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon receipt of the product by the customer.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Further, the COVID-19 pandemic has adversely impacted the U.S. and global economy and financial markets, and any prolonged impact may have an impact on market interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Typically, it takes many years to develop one new product from the time it is discovered to when it is available for treating patients and development may cease for a number of reasons. We have incurred operating losses in each year since our inception in 2015 and anticipate incurring losses for the foreseeable future. Our future success is dependent on our ability to develop, obtain regulatory approval for and successfully commercialize one or more of our product candidates. While the U.S. Food and Drug Administration, or the FDA, approved ARCALYST® (rilonacept) for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021, we may not be able to continue to commercialize ARCALYST or obtain significant and sustained revenue from such commercialization.

We have incurred significant losses related to expenses for research and development and our ongoing operations. As of September 30, 2021, we had an accumulated deficit of $639.1 million. We expect to continue to incur losses for the foreseeable future as a result of many factors, including:

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
●creating additional infrastructure to support our operations as a public company, our product development and commercialization efforts; and
●experiencing delays or encountering issues with any of the above, including but not limited to the impact of the COVID-19 pandemic and measures taken in response to the pandemic, failed trials, complex results, safety issues, regulatory challenges that require longer follow-up of existing trials, additional major trials, or additional supportive trials in order to pursue marketing approval.

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

The commercialization and development process for our products and product candidates is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully market and sell products, or complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, including delays in or other adverse impacts to our continued commercialization of ARCALYST impacting our ability to generate projected revenue from ARCALYST or delays in the development or commercialization of any of our product candidates in the future, and we may need to seek additional funds sooner than expected, through public or private securities offerings, debt financings or other sources, including government funding or grants. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

●our ability to continue to commercialize ARCALYST or successfully commercialize any of our current or future product candidates, if approved, including the cost and timing of supporting our sales, marketing and distribution capabilities, infrastructure and organization expansion and entering into agreements with third parties to conduct one or more of these activities for commercialization of ARCALYST or for any of our product candidates, if approved or in anticipation of such approval in the future;
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
●the ongoing costs associated with being a public company;
●our need and ability to hire and retain skilled personnel; and
●the receptivity of the capital markets to financings by biopharmaceutical companies generally and companies with a single commercial product and product candidates and technologies such as ours specifically.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. The COVID-19 pandemic continues to adversely impact the global economy with the potential for negative economic effects to be severe and prolonged. Such effects could result in a variety of risks to our business, including disruptions in the financial markets, that may make our ability to raise additional capital when needed, including through private or public securities offerings and debt financings more difficult to obtain, if at all, and may have a material adverse effect on our ability to meet our fundraising needs when they arise.

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

Until such time as we can generate substantial and sustained product revenue, if ever, we expect to finance most of our cash needs through private or public securities offerings, debt financings, government funding or grants, or other sources, including licensing, collaboration or other strategic transactions or arrangements with third parties and to a lesser extent through projected revenue from ARCALYST or any of our product candidates, if approved in the future. The terms of any financing may adversely affect the holdings or the rights of our shareholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our Class A common shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Obtaining funds through licensing, collaboration or other strategic transactions or arrangements with third parties may require us to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our shareholders, and may cause the market price of our Class A common shares to decline.

Risks Related to Commercialization

We have limited experience as a company commercializing a therapeutic product and supporting sales, marketing, distribution and general infrastructure either directly and/or through agreements with third parties. As a result, we may not be able to continue to commercialize ARCALYST or be successful in commercializing any future approved product candidates, potentially impairing commercial potential for ARCALYST and our product candidates to generate any revenue.

The FDA approved ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021. Upon approval by the FDA, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States, announcing the commercial availability of ARCALYST through Kiniksa in April 2021. To achieve commercial success for ARCALYST, we have established and expanded our internal capabilities, including but not limited to, sales, marketing, distribution, access and patient support services as well as making arrangements with third parties to perform certain services. Each aspect of commercialization on its own can be complex, expensive, and time consuming, and, collectively, the required effort for coordination is intensive. While we have begun the commercialization of ARCALYST and realized revenues from such efforts, there is no guarantee that we will be able to continue our commercialization of the product or be able to maintain significant and sustained revenues in the long-term.

In addition, our continued commercialization of ARCALYST or successful commercialization of any of our current or future product candidates, if approved, is subject to a number of foreseen and unforeseen factors, including:

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties, delays or unforeseen costs. If we experience any such factors that inhibit our efforts to commercialize ARCALYST or any of our product candidates, if approved, our business, results of operations, financial condition and prospects may be materially adversely affected.

The impact of the COVID-19 pandemic and measures taken in response to the pandemic has resulted in limitations on certain commercial activities, which, if prolonged, may impede the effective commercialization of ARCALYST or any of our product candidates, if approved, and result in lower than anticipated future revenue.

As part of our commercial strategy for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence, we have implemented a focused and targeted launch effort, with a specialty cardiology salesforce charged with calling on high-volume accounts and high-volume specialists to help ensure that decision-makers view recurrent pericarditis as a serious, debilitating disease with a significant unmet need and view ARCALYST as the product of choice for the treatment of recurrent pericarditis and reduction in risk of recurrence.

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

Even with FDA or any other regulatory authority approval of the marketing of ARCALYST or any of our other product candidates in the future (whether developed on our own or with a collaborator), physicians, healthcare providers, patients, the medical community or third-party payors may not accept or use ARCALYST or any of our future product candidates, or may effectively block or limit their use in the case of third-party payors. While ARCALYST has seen near-term success, it is not certain we will be able to sustain such success over the long-term. If ARCALYST or any of our other product candidates, if approved, do not achieve an adequate level of sustained acceptance, we may not generate a sufficient level of product revenue or profits from operations, if at all. Sustained market acceptance of ARCALYST in the approved recurrent pericarditis indication, or any of our future approved product candidates, if any, and continued use of such products by our patients, will depend on a variety of factors, including:

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

With respect to our development of mavrilimumab for the treatment of COVID-19-related ARDS, there are currently hundreds of active, industry-sponsored clinical trials testing many different mechanisms of action for the treatment of COVID-19-related therapeutic areas in addition to the approved vaccines, and many other clinical trials testing vaccines for the prevention of COVID-19. In addition, as the COVID-19 pandemic progresses and the effectiveness of government containment efforts, including the broad distribution of vaccines and antiviral therapies, lessens the severity, spread and impact of the pandemic, competition in the space may significantly increase due to decreased demand for therapeutics.

If ARCALYST or any of our future approved products, if any, fail to gain market acceptance, our ability to generate revenue will be adversely affected. Even if ARCALYST or any future approved product candidates achieve market acceptance, the relevant market may prove not to be large enough to allow us to generate significant and sustained revenue.

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

Our ability to continue to commercialize ARCALYST in the approved recurrent pericarditis indication and other approved indications in the United States or any of our future approved product candidates, if any, particularly in orphan or rare disease indications, will depend in part on the availability of favorable coverage, patient affordability and the adequacy of reimbursement for ARCALYST or the product candidate and alternative treatments from third-party payors (e.g., governmental authorities, private health insurers and other organizations). We are seeking favorable coverage and reimbursement for ARCALYST for the treatment of recurrent pericarditis and reduction of risk of recurrence in adults and children 12 years of age and older from third-party payors. Obtaining coverage and adequate reimbursement is contingent on our ability to:

●obtain and present clinical data that supports payor value/benefit assessments;
●execute formal payor value/benefit assessment processes;
●obtain coverage that enables use in populations reflected in any product candidate’s approved product label; and
●effectively negotiate favorable pricing and reimbursement terms.

While in some markets there is a single payor, in other markets there are multiple payors that can have different ways of assessing prescription drugs and therapeutics. To continue to commercialize ARCALYST or successfully commercialize any of our product candidates, if approved, we will be required to utilize the expertise, internally or through a third party, and resources that are sufficient to execute on the respective product or product candidate’s coverage and reimbursement strategy. We cannot be certain we will be able to effectively execute our coverage and reimbursement strategy in the markets we pursue, which could limit the commercial potential of ARCALYST in the approved recurrent pericarditis indication or any of our product candidates, if approved. As a result, our ability to generate projected revenue from ARCALYST or any of our product candidates, if approved, could be negatively impacted.

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

Third-party payors continue to introduce new tactics to contain costs, including more rigorous value/benefit assessment processes and criteria. For example, it is possible that third-party payors will select low-cost clinical comparators that serve as benchmarks for determining relative value, including generics, biosimilars and lower costs brands with or without the same approved indication. The result of such a change would be a more challenging value/benefit assessment caused by a more challenging basis for comparison and the potential for a worse relative outcome. Third-party payors may determine that we have failed to generate sufficient evidence to demonstrate the relative benefits of ARCALYST or any of our product candidates, if approved, and refuse to provide coverage and reimbursement entirely, or many find the evidence not sufficiently compelling to support the desired pricing and reimbursement. Similarly, payors may implement coverage criteria that seeks to limit the use of ARCALYST or any of our product candidates, if approved, to situations where a patient must be proven to not adequately respond to the lower-cost comparator. The potential of third-party payors to introduce more rigorous value/benefit assessment processes and criteria could have a negative impact on our ability to continue to commercialize ARCALYST or successfully commercialize any of our product candidates for which we receive marketing approval, if any.

Third-party payors are also introducing more challenging price negotiation methodologies, including in re-visiting established coverage and reimbursement parameters when new competitors, including brands, generics and biosimilars enter the market. It is possible that a third-party payor may consider our product candidates, if approved, as substitutable and only be willing to cover the cost of the alternative product. Even if we show improved efficacy, safety or improved convenience of administration with ARCALYST or any of our product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge for ARCALYST or any of our product candidates, if approved. Third-party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound. In other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and/or reimbursement levels. The potential of third-party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to continue to commercialize ARCALYST or successfully commercialize any of our product candidates, if approved.

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

Although we do not have immediate plans to pursue the regulatory approval and commercialization of ARCALYST for recurrent pericarditis or any other indication outside of the United States, we continue to evaluate the opportunities for the development and commercialization of our product candidates in certain markets outside of the United States, including through our Managed Access Program. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials, manufacturing and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in markets outside of the United States, we would be subject to additional risks and uncertainties, including:

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

For instance, in April 2014 the EU adopted the Clinical Trials Regulation, or CTR, which will become applicable on January 31, 2022. The CTR will be directly applicable in all member states of the EU, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial from January 31, 2022 onward. If an ongoing clinical trial continues for more than three years from January 31, 2022 the CTR will begin to apply to the clinical trial as of January 31, 2025. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized European Union portal and database.

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
●analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare professionals or marketing expenditures and pricing information; and
●similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Risks Related to Product Development

We depend heavily on the success of one or more of our products and product candidates, which are in various stages of clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately successfully commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be significantly harmed.

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

Although mavrilimumab was studied in Phase 2 clinical trials conducted by MedImmune outside of the United States for the treatment of RA, we studied mavrilimumab in a global Phase 2 clinical trial for the treatment of GCA, for which we announced that the trial met both the primary and secondary efficacy endpoints with statistical significance, and are conducting a global placebo-controlled Phase 2/3 clinical trial of mavrilimumab in severe COVID-19-related ARDS, for which we released follow-up preliminary data for both the non-mechanically ventilated and mechanically ventilated cohorts from the Phase 2 portion of the trial. Enrollment of non-mechanically ventilated patients in the Phase 3 portion of the trial has been completed, and data are expected in the first quarter of 2022. We have been studying vixarelimab in prurigo nodularis, for which we previously released top-line data from our Phase 2a clinical trial, and are conducting a Phase 2b dose-ranging study of vixarelimab in prurigo nodularis, with results expected in the second half of 2022. In addition, we are planning to initiate a Phase 2 proof-of-concept clinical trial of KPL-404 in RA in the fourth quarter of 2021. Our future preclinical product candidates would need to progress through toxicology studies and other requirements to enable an IND prior to clinical development. We cannot be certain that any of our product candidates will be successful in these clinical trials or will receive regulatory approval even after completing a successful pivotal clinical trial. We may also determine that the potential product and commercial profile of any of our product candidates may not ultimately be commercially successful, or even if they have the potential to be commercially successful, we may not have sufficient resources, which in either case could lead us to discontinue development of one or more of our product candidates or we may otherwise determine to not support further development of any of our product candidates at any time for any reason. If we do not receive regulatory approvals for more than one of our product candidates, we may not be able to continue our operations.

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

Even though we received FDA approval for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, and assumed the sales and distribution of ARCALYST for the previously approved indications in the United States, we will evenly split profits on sales with Regeneron, where profits are determined after deducting certain commercialization expenses subject to specified limits, from ARCALYST sales, and the relevant markets for these indications may prove not to be large enough to allow us to generate significant and sustained revenue from these product sales. Moreover, even if we successfully obtain regulatory approvals to manufacture and market one or more product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, among other things. If the markets for patient subsets that we are targeting are smaller than we estimate, we may not generate projected revenue levels from sales of such product candidates, if approved.

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

Commencing a clinical trial is subject to acceptance by the FDA of an IND or IND amendments, acceptance by EU member states’ regulatory authorities of a Clinical Trial Application, or CTA, or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, EU member states’ regulatory authorities or other applicable regulatory authorities. We have and may in the future receive feedback or guidance from regulatory authorities on our clinical trial design and protocols and, even after we incorporate such feedback or guidance from these regulatory authorities, such regulatory authorities may impose other requirements for our clinical trials, could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant preclinical studies, clinical trials or chemistry, manufacturing and controls, or CMC, data, or disagree or change their position on the acceptability of our trial designs, including the proposed dosing level or schedule, treatment duration, our definitions of the patient populations or the clinical endpoints selected, which may require us to complete additional preclinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect.

For example, the FDA has provided feedback that the risk-benefit assessment for investigation of mavrilimumab in a clinical trial of a chronic disease may differ depending on the patient population studied. Specifically, the FDA acknowledged that the risk-benefit assessment for initiation of a clinical trial may be considered favorable in a patient population with high morbidity and limited effective treatment options. We anticipate that other potential chronic indications for mavrilimumab would need to be in serious or life-threatening chronic diseases where the burden of the disease is sufficient to justify the risk-benefit of mavrilimumab to pursue clinical development in such chronic indications or potentially in indications requiring limited doses where the theoretical risk of pulmonary alveolar proteinosis, or PAP, is low. Even if such a positive benefit-risk assessment for these conditions has been demonstrated, the calculation may be subject to change due to a variety of foreseen and unforeseen factors.

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

Further, should the COVID-19 pandemic significantly improve prior to a potential BLA submission or request for emergency use authorization of mavrilimumab for the treatment of COVID-19-related ARDS, the FDA may change its position regarding the development of COVID-19 treatments, including the nature and quantity of data that will be required to establish the safety, purity and potency of a biological product for BLA approval, or to otherwise demonstrate a risk-benefit profile that would support an EUA request. This may create uncertainty surrounding the available regulatory pathways for mavrilimumab, materially impacting our clinical development timeline and ability to commercialize mavrilimumab for the treatment of COVID-19-related ARDS.

Commencing our planned clinical trials is also subject to approval by a central Institutional Review Board, or IRB, and an IRB or ethics committee at each clinical trial site before a trial may be initiated, which approval could be delayed, rejected or suspended. Further, the IRBs of the institutions in which such trials are being conducted, the Data

Safety Monitoring Board for such trial or the FDA or other regulatory authorities may impose a suspension or termination of our clinical trials even after approval and initiation of trial sites due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects that arise in the trial, failure to demonstrate a benefit from using a drug, any of which could result in the imposition of a clinical hold, as well as changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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
●difficulties in obtaining required IRB or ethics committee approval at each clinical trial site;
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

Furthermore, clinical trials must be conducted in accordance with the laws, rules and regulations, guidelines and other requirements of the FDA, EU institutions, the EMA and other applicable regulatory authorities outside of those jurisdictions and are subject to oversight by these regulatory authorities and IRBs or ethics committees at the medical institutions where the clinical trials are conducted. Further, conducting global clinical trials, as we do for certain of our product candidates, may require that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, EU and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials that are conducted in countries outside the United States and the EU may subject us to risks associated with the engagement of non-United States and non-EU CROs who are unknown to the FDA or the EMA, or the EU member states’ regulatory authorities and may have different standards of diagnosis, screening and medical care, as well as risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States and the EU.

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
●causing interruptions or delays at the FDA, or other regulatory authorities, which could result in delays in review and approval of our submissions and applications, including INDs, clinical trial protocols and BLAs and similar applications for our product candidates;
●resulting in the refusal of the FDA or foreign regulatory authorities to accept data from clinical trials in affected geographies;
●prompting changes in local regulations as part of a response to the COVID-19 pandemic, or any emerging variants, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or cause us to pause or discontinue one or more of our current or planned clinical trials altogether;
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

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including adverse events previously not observed in earlier studies and trials and favorable safety and efficacy observed in earlier studies and trials not replicated in later studies or trials. Further, such setbacks may be caused by manufacturing or formulation changes to product candidates or changes in manufacturers or manufacturing processes to produce products as compared to the process or manufacturing methods used in prior preclinical studies and clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or foreign regulatory authorities’ approval. Furthermore, the approval policies or regulations of the FDA or the applicable regulatory authorities outside of the United States may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or such other regulatory authorities delaying, limiting or denying approval of our product candidates.

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

In addition, if a drug or biologic with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug or biologic is entitled to a period of marketing exclusivity, which precludes a health authority (e.g., the FDA or other competent authority) from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. If our competitors are able to obtain orphan drug exclusivity prior to us, for products that constitute the “same drug” and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a drug no longer meets the criteria for orphan drug designation including where it is shown that the drug is sufficiently profitable not to justify maintenance of market exclusivity.

Even if we obtain orphan drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA or foreign regulatory authorities from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA or foreign regulatory authorities can subsequently approve a later application for the same drug for the same condition if the FDA or foreign regulatory authorities conclude that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan-drug-exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we received orphan drug designations in the United States for ARCALYST for the treatment of pericarditis and for mavrilimumab for the treatment of GCA, and we may seek orphan drug designation for our other current or future product candidates, we may never receive such designation for such other product candidates. Even though we received such designation for ARCALYST and mavrilimumab and may receive such designation for any of our other current or future product candidates, there is no guarantee that we will enjoy the benefits of such designations.

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

We do not currently own or operate any late-stage or commercial manufacturing facilities. Although we have built a development and manufacturing facility to produce drug substance to support certain research, preclinical and other clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain of our early-stage product candidates for the majority of our clinical development efforts, as well as for the commercial manufacture of ARCALYST or any of our current or future product candidates, if approved, as well as label and packaging activities. We rely on these third parties to produce ARCALYST and our product candidates at sufficient quality and quantity to support our commercialization and development efforts. Our reliance increases the risk that we will have insufficient quantities of ARCALYST and our product candidates or that ARCALYST and our product candidates are not produced at an acceptable cost or quality, which could delay, prevent or impair our commercialization or development efforts. In July 2021, events were identified in the ARCALYST manufacturing process that may delay or prevent distribution of certain ARCALYST material as previously planned. We have since identified additional events that may also pose risks to our supply of additional ARCALYST material. Such events remain under investigation and it is too early to tell whether they will have a significant impact, if at all, on our ability to source drug material. However, if this material is not released in a timely manner or at specifications and we are unable to source additional commercial supply of ARCALYST, if needed, or should additional manufacturing or supply chain issues arise, we may be unable to adequately meet patient demand for ARCALYST or may be required to effect a recall, any of which would adversely affect our business, results of operations and financial condition.

Regeneron and its CMOs are the sole manufacturers of ARCALYST and we have a contract with Regeneron to produce ARCALYST on an exclusive basis, subject to limited exceptions. However, Regeneron is not obligated to accept our forecasts or purchase orders that are not in line with accepted forecasts and Regeneron may not have sufficient manufacturing capacity to meet our commercial demand for ARCALYST. Regeneron, in turn, relies upon CMOs or other third-parties to conduct fill/finish operations for ARCALYST. As a result of our reliance on Regeneron and its CMOs as our sole manufacturers, we do not have control over their manufacturing operations and scheduling, which may impact our ability to meet commercial demand for ARCALYST. We may also be subject to unexpected costs arising from any manufacturing or supply chain disruptions, which may materially impact our business, results of operations and financial condition.

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

We and our third-party providers are required to maintain compliance with cGMP and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. If we or any of our third-party providers are not able to establish and maintain procedures and processes sufficient to satisfy cGMP or similar foreign standards, we could experience a delay, interruption or other issues in our manufacture, fill-finish, packaging, storage or delivery of ARCALYST or our product candidates, and any related failure of the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to supply our products and product candidates. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

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

The drug substance and drug product used in ARCALYST, mavrilimumab and vixarelimab are supplied to us from single-source suppliers. Regeneron has a contractual right to be our sole source manufacturer of ARCALYST unless they have a persistent failure to satisfy our supply needs. Our ability to continue to commercialize ARCALYST, to develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand, depends in part on our ability to obtain the drug substance and drug product for ARCALYST and these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We do not currently have arrangements in place for a redundant or second-source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason.

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

We and our CROs are required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EU, and comparable regulatory authorities in other jurisdictions for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable regulatory authorities in other jurisdictions may require us to perform additional clinical trials before approving our marketing applications. We cannot ensure that, upon inspection, the FDA or comparable regulatory authorities in other jurisdictions will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials must be conducted with product candidates produced under cGMPs or similar foreign regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so when required can result in fines, adverse publicity and civil and criminal sanctions.

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

We are also evaluating mavrilimumab for the treatment of COVID-19-related ARDS. There are currently hundreds of active, industry-sponsored clinical trials testing many different mechanisms of action for the treatment of COVID-19 related therapeutic areas in addition to the approved vaccines, and many other clinical trials testing vaccines for the prevention of COVID-19. In addition, as the COVID-19 pandemic progresses and the effectiveness of government containment efforts, including the broad distribution of vaccines and antiviral therapies, lessens the severity, spread and impact of the pandemic, competition in the space may significantly increase due to decreased demand for therapeutics, materially impacting any commercialization of mavrilimumab for the treatment of COVID-19-related ARDS.

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

We may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our product candidates depending on the merits of retaining rights to develop or commercialize the product candidates ourselves as compared to entering into such transactions or arrangements. In addition, we may seek to jointly develop, commercialize or otherwise exploit one or more of our product candidates with a third party. To the extent that we decide to enter into such transactions or arrangements, we may face significant competition in seeking appropriate collaborators, licensees or other strategic parties. Moreover, these transactions and arrangements are complex and time consuming to negotiate, document, implement and to close or maintain. We may not be successful in our efforts to establish collaborations, licenses or other strategic transactions or arrangements should we so chose to do so. The terms of any such transactions or arrangements that we may establish may have unfavorable tax consequences for our shareholders in the United States. In addition, our right to grant a sublicense of intellectual property licensed to us under certain of our current agreements requires the consent of the applicable licensor.

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

We may not be able to develop these skills internally or in sufficient time and capacity, which could require us to expend additional resources to acquire them. Due to our limited resources, certain employees have and may continue to perform activities that are beyond their regular scope of work, and we may not be able to effectively manage the development of our company, expansion of our operations or recruit and train qualified personnel. This may result in weaknesses of our systems and infrastructure, give rise to managerial, operational and financial mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The development of our company and expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of one or more of our product candidates. If our executive and senior management teams are unable to effectively manage our anticipated development and expansion, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy as planned, including with respect to our commercialization of ARCALYST in recurrent pericarditis. Our future financial performance and our ability to commercialize our product candidates, if approved, and to compete effectively will depend, in part, on our ability to effectively manage the future development of our company and expansion of our operations.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our products and product candidates, including ARCALYST, mavrilimumab and vixarelimab. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

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

We entered into agreements to acquire the rights to develop and commercialize ARCALYST and our product candidates, mavrilimumab, vixarelimab and KPL-404. In September 2017, we entered into a license agreement with Regeneron to obtain an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize ARCALYST. In December 2017, we entered into the MedImmune Agreement to obtain exclusive worldwide rights to research, develop, manufacture, market and sell mavrilimumab and any other products covered by the licensed patent rights. In September 2016, pursuant to an asset purchase agreement with Biogen, or the Biogen Agreement, we acquired all of Biogen’s right, title and interest in and to certain assets used in or relating to vixarelimab, including patents and other intellectual property rights, clinical data, know-how and inventory. In connection with our acquisition of Primatope Therapeutics, Inc., or Primatope, in March 2019, we acquired an exclusive world-wide license with Beth Israel Deaconess Medical Center for certain patent applications and patents related to KPL-404. Each of these agreements requires us to use commercially reasonable efforts to develop and commercialize the related product candidates, make timely milestone and other payments, provide certain information regarding our activities with respect to such product candidates and indemnify the other party with respect to our development and commercialization activities under the terms of the agreements. These agreements and any future such agreements that we enter into impose a variety of obligations and related consequences.

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

The federal and state governments in the United States and the governments of other countries around the globe have implemented various measures in response to the COVID-19 pandemic, including significant restrictions on businesses as well as travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our clinical trials or otherwise conduct business or engage with other third parties. And while certain of such measures have since been loosened or repealed following the widespread distribution of COVID-19 vaccines and the reduction in global cases, certain regions remain significantly vulnerable to the pandemic. In addition, the loosening of such restrictions has been and may in the future be subject to abrupt reversal in the presence of new variants of COVID-19, which may lengthen or exacerbate the pandemic’s effect on our business, financial condition and results of operations.

If the COVID-19 pandemic and measures undertaken in response to the pandemic are prolonged, including through the emergence of new variants of the virus, we may experience and our manufacturers, CROs or other third parties with whom we conduct business or otherwise engage, may experience or continue to experience staffing shortages or reprioritizations, production slowdowns or stoppages, and disruptions in delivery systems now or in the future. For example, the COVID-19 pandemic and measures taken in response to the pandemic, including business and travel restrictions and social distancing to halt the spread of the pandemic, has had an impact on certain aspects of our commercialization strategy, including interacting with third-party payors, physicians and patient advocacy groups to build disease awareness, and conducting in-person market research as well as recruiting qualified candidates to enhance our commercial operations and support commercialization, which, if prolonged, may impede the effective commercialization of our products and product candidates, if approved, and result in lower than anticipated future revenue.

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

The COVID-19 pandemic may also have a significant adverse impact on our preclinical studies and clinical trials, which could significantly impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would materially adversely affect our business and operations, including our ability to generate revenue. See “Risk Factors — Risks related to product development — The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact on our current or planned preclinical studies and clinical trials, which could be significant.”

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biologic pricing, reduce the cost of prescription drugs and biologics under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs and biologics. For example, in May 2019, CMS published a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our products and product candidates, if approved, or additional pricing pressures.

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

We are or in the future may be subject to data privacy and protection laws, regulations, policies and contractual obligations that apply to the collection, transmission, storage, processing, and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of such information. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

For example, most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient support program. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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

Our clinical trial programs outside the United States may implicate international data protection laws, including the EU General Data Protection Regulation, or GDPR, and legislation of EU member states and EEA countries implementing it. The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, following the withdrawal of the United Kingdom from the EU on January 31, 2020, and the expiration of the transition period, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

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

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. If we or third-party CMOs, CROs or other contractors or consultants fail to comply with applicable regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of September 30, 2021, the holders of Class A common shares accounted for approximately 65% of our aggregate voting power and the holders of Class B common shares accounted for approximately 36% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 31% of our aggregate voting power as of September 30, 2021 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. As of September 30, 2021, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 79% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval.

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

These conversion rights as well as concentrated control that limit certain shareholders’ ability to influence corporate matters may have an adverse effect on the price of our Class A common shares, including our Class A common shares being undervalued. Holders of our Class B common shares collectively control our management and affairs and are able to influence or control the outcome of certain matters submitted to our shareholders for approval, including the election of directors. Due to the conversion rights of the holders of our Class A1 and B1 common shares, entities affiliated with certain of our directors could significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval. As of September 30, 2021, entities affiliated with certain of our directors held 71% of our Class A1 common shares and 100% of our Class B1 common shares. Upon 61-days’ prior written notice, these entities could convert their Class A1 common shares and Class B1 common shares into Class A common shares and Class B common shares, which in the aggregate would result in such entities holding approximately 79% of the voting power of our outstanding share capital. In addition, this concentration of control might adversely affect certain corporate actions that some of our shareholders may view as beneficial, for example, by:

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

As of September 30, 2021, approximately 2.1 million Class A common shares directly held by our executive officers and directors, inclusive of Class A common shares issuable upon conversion of our Class B, Class A1, and Class B1 common shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and such rule, Rule 144. In addition, as of September 30, 2021, there were approximately 10.4 million Class A common shares subject to outstanding share options and RSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of September 30, 2021, on an as-converted to Class A common shares basis, these shareholders collectively held approximately 33.9 million of our Class A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Pursuant to our amended and restated investor rights agreement, or our investors rights agreement, certain shareholders are entitled to certain registration rights with respect our Class A common shares, including Class A common shares issuable upon conversions of our Class B, Class A1, and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively registerable securities, under the Securities Act. As of September 30, 2021, on an as-converted to Class A common shares basis, we have registered approximately 31.8 million Class A common shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the investors rights agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-

converted to Class A common shares basis, the approximately 1.7 million Class A common shares held by certain of our executive officers as of September 30, 2021. If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

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

Although we are incorporated under the laws of Bermuda, we may become subject to income, withholding or other taxes in certain other jurisdictions by reason of our activities and operations, including the movement of assets to and between one or more foreign subsidiaries. It is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such non-Bermudan tax liability could materially adversely affect our results of operations.

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

Pursuant to the Bermuda Economic Substance Act 2018 (as amended) and related Economic Substance Regulations (collectively, “ES Laws”), certain entities in Bermuda engaged in “relevant activities” are required to maintain appropriate physical presence in Bermuda and to satisfy economic substance requirements commencing as of January 1, 2019. The list of “relevant activities” includes carrying on as a business in any one or more of the following categories: banking, insurance, fund management, financing and leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Under the ES Laws, any relevant entity must satisfy economic substance requirements locally or face financial penalties, restriction or regulation of its business activities or may be struck off as a registered entity from the Bermuda Registrar of Companies. Because we are not engaged in any “relevant activities”, we believe that we are not obliged to meet the economic substance requirements. We will continue to monitor our status with respect to the ES Laws and whether further action may be required in the future by the Company to be in compliance with the ES Laws.

The United States government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. While certain draft legislation has been publicly released and is under development in the United States Congress at this time, the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business and therefore there can be no assurance our business will not be adversely affected.

We may be treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the year ended December 31, 2021. If we were to be classified a PFIC, this could result in adverse U.S. federal income tax consequences to U.S. Holders.

We plan to perform an analysis to determine whether the Company or its subsidiaries are expected to be treated as PFICs for the year ended December 31, 2021. A non-U.S. company will generally be considered as a PFIC for any taxable year if (i) at least 75% of its gross income is passive (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we, or our subsidiaries, are classified as a PFIC in any year with respect to which a U.S. Holder (as defined below) owns our Class A common shares, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the Class A common shares, regardless of whether we continue to meet the PFIC test described above, unless we cease to be a PFIC and the U.S. Holder made a “qualified electing fund” election or “mark-to-market” election for (a) the first taxable year the U.S. Holder was treated as owning our shares while we were a PFIC or (b) for the taxable year in which we were a PFIC and the U.S. Holder made a “deemed sale” election or was qualified to and made a “deemed dividend” election. A “U.S. Holder” is a beneficial owner of our Class A common shares that, for U.S. federal income tax purposes, is or is treated as any of the following:

●an individual who is a citizen or resident of the United States;
●a corporation created or organized under the laws of the United States, any state thereof, or the District of Columbia;
●an estate, the income of which is subject to U.S. federal income tax regardless of its source; or
●a trust that (i) is subject to the supervision of a U.S. court and all substantial decisions of which are subject to the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”)), or (ii) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

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

We believe we will likely be classified as a “controlled foreign corporation” (as such term is defined in the Code) for the taxable year ended December 31, 2021. Even if we were not classified as a controlled foreign corporation, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations because our group includes one or more U.S. subsidiaries. If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such U.S. Holder may be treated as a “United States shareholder” (as such term is defined in the Code) with respect to us (if we are classified as a controlled foreign corporation) and each controlled foreign corporation in our group (if any). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” or GILTI, and investments in U.S. property by such controlled foreign corporation, regardless of whether such corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations or income inclusions may subject such shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether such investor is treated as a United States shareholder with respect to us or any of our non-U.S. subsidiaries. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. U.S. Holders should consult their tax advisors regarding the potential application of these rules to any investment in our Class A common shares.

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

KINIKSA PHARMACEUTICALS, LTD.

Date: November 4, 2021	By:	/s/ Mark Ragosa
Mark Ragosa
Senior Vice President and Chief Financial Officer (Principal Financial Officer)