Form 10-Q
period 2022-03-31
Kiniksa Pharmaceuticals, Ltd.
filed 2022-05-05
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large Accelerated Filer	◻	Accelerated Filer	◻

Non-accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of April 30, 2022, there were 69,275,724 common shares outstanding in aggregate, comprised of:

34,275,046 Class A common shares, par value $0.000273235 per share

1,813,457 Class B common shares, par value $0.000273235 per share

,

17,129,603 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	the impact of the coronavirus disease 2019, or COVID-19, pandemic on our business, including our commercial operations and clinical trials;
●	our continued ability to commercialize ARCALYST (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	our status as an early-commercial stage biopharmaceutical company and our expectation to incur losses in the future;
●	our future capital needs and our need to raise additional funds;
●	our ability to manufacture sufficient commercial stock of our products to meet patient demand;
●	the market acceptance of our products and product candidates;
●	competitive and potentially competitive products and technologies;
●	prescriber awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;
●	our ability to meet the quality expectations of prescribers or patients;

●	the decision of third-party payors not to cover or to establish burdensome requirements prior to covering ARCALYST or any of our current or future product candidates, if approved, or to require extensive or independently performed clinical trials prior to covering or maintaining coverage of our product candidates, if approved;
●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay, including due to the COVID-19 pandemic and the ongoing war in Ukraine;
●	the decision by any applicable regulatory authority whether to clear our current or future product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
●	our ability to anticipate and prevent adverse events caused by our products and product candidates;
●	our ability to improve our product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake and execute on business combinations, collaborations or other strategic transactions;
●	our ability to have our products and product candidates manufactured in accordance with regulatory requirements and at acceptable cost and quality specifications;
●	our ability to successfully manage our growth;
●	our ability to avoid product liability claims and maintain adequate product liability insurance;
●	our ability to obtain regulatory exclusivity;
●	federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates;
●	ownership concentration of our executive officers, directors, certain members of senior management and affiliated shareholders may prevent our shareholders from influencing significant corporate decisions; and
●	our ability to attract and retain skilled personnel.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common shares. The principal risks and uncertainties affecting our business include the following:

●	we have only recently begun generating product revenue, have incurred significant operating losses since our inception, and expect to incur significant operating losses for the foreseeable future and may never achieve or maintain corporate profitability;
●	we will require significant additional funding to develop our portfolio, commercialize our products and product candidates, if approved, and to identify, discover, develop or acquire additional product candidates, and if we are unable to secure financing on acceptable terms when needed, or at all, we could be forced to delay, reduce or cease one or more of our product development plans, research and development programs or other operations or commercialization efforts;
●	we depend heavily on the commercial success of ARCALYST, and have limited experience commercializing a therapeutic, supporting sales, marketing, and distribution activities and maintaining applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result, we may not be able to sustain the commercialization of ARCALYST, or successfully commercialize any future approved product candidates;
●	we depend heavily on the success of one or more of our product candidates, which are in various stages of product development; such success is dependent upon us advancing our product candidates in clinical development, obtaining regulatory approval and ultimately commercializing one or more of our product candidates on a timely basis, if at all;
●	ARCALYST in recurrent pericarditis, as well as our current or future product candidates, if approved, may not gain sustained market acceptance by prescribers, patients, or third-party payors, in which case our ability to generate product revenues will be impaired;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third-party payors provide funding, establish favorable coverage and pricing policies and set adequate reimbursement levels for our products and product candidates, if approved, and failure to obtain or maintain coverage and adequate reimbursement for our products and product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;
●	the incidence and prevalence for target patient populations of our products and product candidates have not been established with precision, and if the market opportunities for our products and product candidates, if approved, are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be materially adversely affected;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our current or planned preclinical and/or clinical trials, including as a result of delays in obtaining regulatory approvals for indications, site activation, enrollment, and conduct of the trials, which could delay or prevent our product development activities;
●	we rely on third parties, including contract research organizations, or CROs, to activate our sites, conduct or otherwise support our research activities, preclinical studies and clinical trials for our product candidates, and these third parties may not perform satisfactorily, which could delay, prevent or impair our product development activities;

●	we rely on third parties, including independent contract manufacturing organizations, or CMOs, to manufacture our product candidates for preclinical and clinical development, to manufacture our commercial supply of ARCALYST, and supply of drug substance and drug product for our products and product candidates; and if these third parties do not perform satisfactorily, including by producing insufficient commercial supply of ARCALYST to meet patient demand, or are impacted by delays or supply shortages, our product development activities, regulatory approval, and commercialization efforts may be delayed, prevented or impaired;
●	the ongoing COVID-19 pandemic, and related measures taken in response, including measures imposed or re-imposed in light of new variants of the virus, may have an adverse impact on our business and operations as well as those of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including regulatory authorities;
●	all of our products and product candidates have been licensed or acquired from other parties; if those parties did not adequately protect and we are unable to adequately protect such products and product candidates, or to secure and maintain freedom to operate, others could preclude us from commercializing our products and product candidates, if approved, or compete against us more directly;
●	we face significant competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not successfully execute our growth strategy to identify, discover, develop, license or acquire additional product candidates or technologies, and our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions; and
●	concentration of ownership of the voting power of our common shares may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A common shares.

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

ARCALYST is a registered trademark of Regeneron Pharmaceuticals, Inc (“Regeneron”). Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report may be listed without identifying symbols.

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$63,324	$122,470
Short-term investments	82,253	59,731
Accounts receivable, net	29,440	3,985
Inventory	13,223	3,675
Prepaid expenses and other current assets	10,517	6,585
Total current assets	198,757	196,446
Property and equipment, net	2,475	2,834
Operating lease right-of-use assets	4,815	5,550
Other long-term assets	5,918	8,720
Intangible asset, net	19,000	19,250
Total assets	$230,965	$232,800

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,383	$1,868
Accrued expenses	38,887	38,031
Operating lease liabilities	3,311	3,381
Other current liabilities	4,773	1,544
Total current liabilities	50,354	44,824
Non-current liabilities:
Non-current operating lease liabilities	2,096	2,669
Deferred revenue	12,000	—
Other long-term liabilities	271	270
Total liabilities	64,721	47,763
Commitments and contingencies (Note 14)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 34,270,445 shares and 34,059,725 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9	8
Class B common shares, par value of $0.000273235 per share; 1,813,457 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Class A1 common shares, $0.000273235 par value; 17,129,603 shares issued and outstanding as of March 31, 2022 and December 31, 2021	5	5
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of March 31, 2022 and December 31, 2021	4	4
Additional paid-in capital	866,935	860,482
Accumulated other comprehensive loss	(103)	(66)
Accumulated deficit	(700,607)	(675,397)
Total shareholders’ equity	166,244	185,037
Total liabilities and shareholders’ equity	$230,965	$232,800

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Product revenue, net	$22,189	$—
Collaboration revenue	10,000	—
Total revenue	32,189	—
Costs and operating expenses:
Cost of goods sold	4,219	—
Collaboration expenses	8,254	—
Research and development	20,817	28,683
Selling, general and administrative	22,218	20,600
Total operating expenses	55,508	49,283
Loss from operations	(23,319)	(49,283)
Interest income	34	9
Loss before provision for income taxes	(23,285)	(49,274)
Provision for income taxes	(1,925)	(210)
Net loss	$(25,210)	$(49,484)
Net loss per share attributable to common shareholders—basic and diluted	$(0.36)	$(0.72)
Weighted average common shares outstanding—basic and diluted	69,136,901	68,269,486
Comprehensive loss:
Net loss	$(25,210)	$(49,484)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	(37)	13
Total other comprehensive gain (loss)	(37)	13
Total comprehensive loss	$(25,247)	$(49,471)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	69,060,403	$18	$860,482	$(66)	$(675,397)	$185,037
Issuance of Class A common shares under incentive award plans	210,720	1	422	—	—	423
Share-based compensation expense	—	—	6,031	—	—	6,031
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(25,210)	(25,210)
Balances at March 31, 2022	69,271,123	$19	$866,935	$(103)	$(700,607)	$166,244

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	68,215,022	$18	$829,424	$(34)	$(517,473)	$311,935
Issuance of Class A common shares under incentive award plans	115,012	—	1,106	—	—	1,106
Share-based compensation expense	—	—	7,126	—	—	7,126
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	13	—	13
Net loss	—	—	—	—	(49,484)	(49,484)
Balances at March 31, 2021	68,330,034	$18	$837,656	$(21)	$(566,957)	$270,696

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,210)	$(49,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	656	312
Share-based compensation expense	6,031	7,126
Non-cash lease expense	735	593
Amortization of premiums and accretion of discounts on short-term investments	164	410
Deferred income taxes	—	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,932)	408
Accounts receivable, net	(25,455)	—
Inventory	(9,548)	—
Other long-term assets	2,755	(231)
Accounts payable	1,515	72
Accrued expenses and other current liabilities	4,085	1,079
Operating lease liabilities	(643)	(421)
Deferred revenue	12,000	—
Other long-term liabilities	1	4
Net cash used in operating activities	(36,846)	(40,122)
Cash flows from investing activities:
Purchases of property and equipment	—	(54)
Purchases of short-term investments	(30,223)	(74,362)
Proceeds from the maturities of short-term investments	7,500	139,250
Intangible asset acquired	—	(20,000)
Net cash provided by (used in) investing activities	(22,723)	44,834
Cash flows from financing activities:
Proceeds from issuance of Class A common shares under incentive award plans and employee share purchase plan	992	1,106
Payments in connection with Common Stock tendered for employee tax obligations	(569)	—
Net cash provided by financing activities	423	1,106
Net increase (decrease) in cash, cash equivalents and restricted cash	(59,146)	5,818
Cash, cash equivalents and restricted cash at beginning of period	122,470	114,248
Cash, cash equivalents and restricted cash at end of period	$63,324	$120,066

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

The Company is subject to risks and uncertainties common to early, commercial stage companies in the biopharmaceutical industry and global health, societal, economic and market conditions, including adverse impact from the coronavirus disease 2019 (“COVID-19”) pandemic, the ongoing war in Ukraine, the Company’s dependence on third parties, including CROs and CMOs, the Company’s limited experience obtaining regulatory approvals, the potential failure of the Company to successfully complete research and development of its current or future product candidates, the potential inability of the Company to adequately protect its technology, potential competition, and the uncertainty that any current or future product candidates will obtain necessary government regulatory approval, that ARCALYST will continue to be commercially viable, and that any of the Company’s current or future product candidates, if approved, will be commercially viable.

Risks and Uncertainties Related to COVID-19

The COVID-19 pandemic, and measures undertaken in response to the pandemic, or the easing of any of such measures, may cause significant disruptions in the Company’s business or operations as well as in the business and operations of third parties with whom the Company conducts business or otherwise engages now or in the future. The COVID-19 pandemic may also adversely impact the Company’s preclinical studies and clinical trials, which could impede, delay, limit or prevent the clinical development of the Company’s product candidates and ultimately lead to the delay or denial of regulatory approval of its product candidates, which would materially adversely affect the Company’s business and operations, including its ability to generate revenue. Moreover, the COVID-19 pandemic is impacting the global economy, and the U.S. economy in particular, with the potential for an economic downturn to be severe and prolonged. A severe or prolonged economic downturn could result in continued disruptions in the financial markets, which could adversely impact the Company’s ability to raise additional capital when needed or on acceptable terms, if at all. While the Company has implemented certain workplace safety protocols and business contingency plans, there can be no assurance that such protocols or plans will be effective. The extent of the impact on the Company’s business and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, economic effects of the pandemic, new or emerging variants of the virus and the effectiveness of actions taken to contain and treat the disease.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in the Company’s 2021 Form 10-K and updated, as necessary, in this report. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations for the three months ended March 31, 2022 and 2021, the changes in its shareholders’ equity for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2022, the Company had an accumulated deficit of $700,607. During the three months ended March 31, 2022, the Company incurred a net loss of $25,210 and used $36,846 cash in operating activities. The Company expects to continue to generate operating losses and cash used in operations for the foreseeable future. As of March 31, 2022, the Company had cash, cash equivalents and short-term investments of $145,577.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

2.           Summary of Significant Accounting Policies

Revenue Recognition

ASC Topic 606, Revenue from contracts with Customers (“ASC 606”) outlines a five-step process for recognizing revenue from contracts with customers: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the separate performance obligations in the contract, and (v) recognize revenue associated with the performance obligations as they are satisfied.

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

ASC 606 requires entities to record a contract asset when a performance obligation has been satisfied or partially satisfied, but the amount of consideration has not yet been received because the receipt of the consideration is conditioned on something other than the passage of time. ASC 606 also requires an entity to present a revenue contract as a contract liability in instances when a customer pays consideration, or an entity has a right to an amount of consideration that is unconditional (e.g., receivable), before the entity transfers a good or service to the customer.

Collaboration Revenue

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606.

For elements of collaboration arrangements that are accounted for pursuant to ASC 606, we identify the performance obligations and allocate the total consideration we expect to receive on a relative standalone selling price basis to each performance obligation. Variable consideration such as performance-based milestones will be included in the total consideration if we expect to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. Our estimate of the total consideration we expect to receive under each collaboration arrangement is updated for each reporting period, and any adjustments to revenue are recorded on a cumulative catch-up basis. We exclude sales-based royalty and milestone payments from the total consideration we expect to receive until the underlying sales occur because the license to our intellectual property is deemed to be the predominant item to which the royalties or milestones relate as it is the primary driver of value in our collaboration arrangements.

Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. We recognize revenue associated with each performance obligation as the control over the promised goods or services transfer to our collaboration partner which occurs either at a point in time or over time. If control transfers over time, revenue is recognized by using a method of measuring progress that best depicts the transfer of goods or services. We

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

evaluate the measure of progress and related inputs each reporting period and any resulting adjustments to revenue are recorded on a cumulative catch-up basis.

Consideration received that does not meet the requirements to satisfy ASC 808 or ASC 606 revenue recognition criteria is recorded as deferred revenue in the accompanying consolidated balance sheets, classified as either short-term (less than 12 months) or long-term (more than 12 months) deferred revenue based on our best estimate of when such revenue will be recognized.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2021 Form 10-K.

Recently Adopted Accounting Pronouncements

Accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.           Fair Value of Financial Assets and Liabilities

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

	Fair Value Measurements
	as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$26,470	$—	$—	$26,470
Cash equivalents — U.S. Treasury notes	—	12,698	—	12,698
Short-term investments — U.S. Treasury notes	—	82,253	—	82,253
	$26,470	$94,951	$—	$121,421

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Fair Value Measurements
	as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$94,324	$—	$—	$94,324
Short-term investments — U.S. Treasury notes	—	59,731	—	59,731
	$94,324	$59,731	$—	$154,055

During the three months ended March 31, 2022 and the year ended December 31, 2021 there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of March 31, 2022 and December 31, 2021 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

Cash equivalents and short-term investments as of March 31, 2022 and December 31, 2021 consisted of U.S. Treasury notes which investments were each due within six months of such date.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
March 31, 2022
Cash Equivalents - U.S. Treasury notes	$12,697	$1	$—	$—	$12,698
Short-term investments — U.S. Treasury notes	82,304	—	(51)	—	82,253
	$95,001	$1	$(51)	$—	$94,951

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2021
Short-term investments — U.S. Treasury notes	$59,745	$1	$(15)	$—	$59,731
	$59,745	$1	$(15)	$—	$59,731

As of March 31, 2022, the Company held 18 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $82,253 at March 31, 2022. As of December 31, 2021, the Company held 11 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $49,739 at December 31, 2021. As of March 31, 2022 and December 31, 2021, these securities were held by the Company in an unrealized loss position for less than 12 months. The Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2022 and December 31, 2021.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

4.           Product Revenue, Net

ARCALYST

Following the approval by the U.S. Food and Drug Administration (“FDA”) of ARCALYST on March 18, 2021, the Company began generating product revenue from sales of ARCALYST in April 2021.

Three Months Ended
March 31,
2022
Product revenue, net	$22,189

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2022:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2021	$515	$719	$101	$1,335
Current provisions relating to sales in the current year	1,671	718	62	2,451
Adjustments relating to prior years	—	—	—	—
Payments/returns relating to sales in the current year	(553)	(89)	—	(642)
Payments/returns relating to sales in the prior years	(301)	(180)	—	(481)
Balance at March 31, 2022	$1,332	$1,168	$163	$2,663

Total revenue-related reserves as of March 31, 2022 and December 31, 2021, included in our consolidated balance sheets, are summarized as follows:

	March 31,	December 31,
	2022	2021
Reduction of accounts receivable	$(41)	$(50)
Components of other current liabilities	2,704	1385
Total revenue-related reserves	$2,663	$1,335

Accounts receivable, net as of March 31, 2022 and December 31, 2021 related to product revenue was $7,339 and $3,910, respectively.

5.           Inventory

During the year ended December 31, 2021, the Company commenced the capitalization of ARCALYST inventory in connection with receiving FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Inventory consisted of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$—	$—
Work-in-process	148	—
Finished Goods	13,075	3,675
	$13,223	$3,675

6.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2022	2021
Furniture, fixtures and vehicles	$62	$62
Computer hardware and software	345	341
Leasehold improvements	3,931	3,931
Lab equipment	4,249	4,249
Construction in progress	162	166
Total property and equipment	8,749	8,749
Less: Accumulated depreciation	(6,274)	(5,915)
Total property and equipment, net	$2,475	$2,834

Depreciation expense was $359 and $290 during the three months ended March 31, 2022 and 2021, respectively.

7.           Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments as of March 31, 2022 and December 31, 2021 are summarized in the following table.

		As of March 31, 2022			As of December 31, 2021
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$1,000	$19,000	$20,000	$750	$19,250
		$20,000	$1,000	$19,000	$20,000	$750	$19,250

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

8.           Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued research and development expenses	$22,212	$24,977
Accrued employee compensation and benefits	4,934	8,916
Accrued legal, commercial and professional fees	11,412	3,768
Other	329	370
	$38,887	$38,031

9.           Share-Based Compensation

The Company maintains several equity compensation plans, including the 2018 Incentive Award Plan (the “2018 Plan”), 2018 Employee Share Purchase Plan (the “2018 ESPP”), and Rilonacept Long-Term Incentive Plan (“RLTIP”) which was approved under the 2018 Plan. Upon the effectiveness of the 2018 Plan, the Company ceased granting awards under its 2015 Equity Incentive Plan (as amended, the “2015 Plan” and together with the 2018 Plan, the “Plans”).

2015 Plan

As of March 31, 2022, there were 2,172,447 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance thereunder pursuant to such awards.

2018 Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Plan, which became effective on May 23, 2018. The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”) and other share- or cash- based awards. As of March 31, 2022, 4,092,732 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2021, the Company’s board of directors approved an increase in the number of shares available for future issuance under the 2018 ESPP, as of January 1, 2022, of 90,000 shares. As of March 31, 2022, 554,801 Class A common shares were available for future issuance under the 2018 ESPP.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding as of December 31, 2021	9,226,846	$14.14
Granted	117,000	$10.91
Exercised	(58,155)	$9.76
Forfeited	(496,334)	$16.17
Outstanding as of March 31, 2022	8,789,357	$14.01
Share options exercisable as of March 31, 2022	5,148,927	$13.10
Share options unvested as of March 31, 2022	3,640,430	$15.29

As of March 31, 2022, total unrecognized compensation expense related to the unvested share option awards was $35,767 which is expected to be recognized over a weighted average remaining period of 2.35 years.

Restricted Share Units

Beginning in March 2021, the Company began granting RSUs with service conditions (“Time-Based RSUs”) to eligible employees as part of its equity incentive compensation. The Time-Based RSUs vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued employment through such dates.

During the years ended December 31, 2020 and 2019, the Company granted the first RSU awards (“First RLTIP RSU Awards”) as part of the RLTIP to eligible employees. During the year ended December 31, 2021, the FDA Milestone (as defined in RLTIP) was achieved (the date of such achievement, the “Achievement Date”) and (1) the number of Class A common shares issuable under the First RLTIP RSU Awards were determined in accordance with the RLTIP and vested in one installment on the first anniversary of the Achievement Date, subject to continued employment through such date, and (2) the Company granted a second set of RSU awards to eligible employees on the Achievement Date with respect to a number of shares determined in accordance with the RLTIP, which will vest on the second anniversary of the Achievement Date, subject to continued employment through such date.

During the three months ended March 31, 2022 and 2021, the Company recognized compensation expense of $619 and $1,452, respectively, related to RSUs including those granted in connection with the RLTIP.

The following table summarizes RSU activity, including the RSUs outstanding under the RLTIP for the three months ended March 31, 2022:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2021	885,021	$15.72
Granted	58,650	$10.91
Vested	(161,898)	$15.82
Forfeited	(116,003)	$14.43
Unvested RSUs as of March 31, 2022	665,770	$15.50

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of March 31, 2022, total unrecognized compensation cost related to the RSU awards was $8,600 which is expected to be recognized over a weighted average remaining period of 3.12 years.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2022	2021
Cost of goods sold	$180	$—
Research and development expenses	1,976	2,634
Selling, general and administrative expenses	3,875	4,492
	$6,031	$7,126

10.Out-licensing Agreements

Huadong Collaboration Agreements

On February 21, 2022 (the “Effective Date”), the Company entered into two collaboration and license agreements (each, a “Collaboration Agreement” and together, the “Collaboration Agreements”) with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), pursuant to which the Company granted Huadong exclusive rights to develop and commercialize rilonacept and develop, manufacture and commercialize mavrilimumab (each, a “Licensed Product” and together, the “Licensed Products”) in the following countries: People’s Republic of China, Hong Kong SAR, Macao SAR, Taiwan Region, South Korea, Indonesia, Singapore, The Philippines, Thailand, Australia, Bangladesh, Bhutan, Brunei, Burma, Cambodia, India, Laos, Malaysia, Maldives, Mongolia, Nepal, New Zealand, Sri Lanka, and Vietnam (collectively, the “Territory”). The Company otherwise retained its current rights to the Licensed Products outside the Territory.

Under the Collaboration Agreements, the Company received a total upfront cash payment of $22,000, which includes $12,000 for the Territory license of rilonacept and $10,000 for the Territory license of mavrilimumab. The Company recorded these balances in accounts receivable as of March 31, 2022 and received payment subsequent to quarter end. In addition, the Company will be eligible to receive up to approximately $70,000 in payments for rilonacept, and up to approximately $576,000 in payments for mavrilimumab, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay the Company tiered percentage royalties on a Licensed Product-by-Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Licensed Product in the Territory, subject to certain reductions tied to rilonacept manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Licensed Product-by-Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Licensed Product in such country or region in the Territory, (ii) the date of expiration of the last valid patent claim of the Company’s patent rights or any joint collaboration patent rights that covers the applicable Licensed Product in such country or region in the Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Licensed Product in such country or region in the Territory.

Pursuant and subject to the terms of the Collaboration Agreements, Huadong has the exclusive right to conduct Territory-specific development activities for the Licensed Products in the Territory, the first right to support global development of the Licensed Products by serving as the sponsor of the global clinical trials conducted in the Territory and the exclusive right to commercialize the Licensed Products in the Territory. Huadong will be responsible for all costs of development activities and commercialization in the Territory. Both the Company and Huadong participate in a

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Joint Steering Committee (“JSC”), which coordinates and oversees the exploitation of the Licensed Products in the Territory.

The Company will supply certain materials to support development and commercialization activities for both mavrilimumab and rilonacept. Under the Collaboration Agreement for mavrilimumab, Huadong has the right to assume manufacturing responsibilities for materials in the Territory. Under the Collaboration Agreement for rilonacept, Huadong does not have rights to perform manufacturing activities in the Territory.

Absent early termination, each Collaboration Agreement will continue on a country-by-country or region-by-region basis until there are no more royalty payments owed to the Company in such country or region for the applicable Licensed Product. Huadong has the right to terminate each Collaboration Agreement at its discretion upon 12 months’ notice and either party may terminate the applicable Collaboration Agreement in the event of an uncured material breach of the other party or in the case of insolvency of the other party. In addition, the Company may terminate the applicable Collaboration Agreement if Huadong or its affiliates or sublicensees challenges the scope, validity, or enforceability of the Company’s patent rights being licensed to Huadong. If Huadong and its affiliates do not conduct any material development or commercialization activities with respect to a Licensed Product in the People’s Republic of China for a continuous period of longer than six months, then, subject to certain exceptions, the Company may terminate the Collaboration Agreement applicable to such Licensed Product with 60 days’ prior written notice. In addition, Huadong’s rights under each Collaboration Agreement in certain regions within the Territory may be subject to termination upon failure by Huadong to perform certain clinical, development or commercialization activities, as applicable, with respect to the applicable Licensed Product in such regions.

The Company concluded that Huadong is a customer in these Collaboration Agreements, and as such, each Collaboration Agreement falls within the scope of the revenue recognition guidance in ASC 606.

The Company concluded that the Collaboration Agreements should not be combined and treated as a single arrangement for accounting purposes as the Collaboration Agreements were negotiated separately with separate and distinct commercial objectives, the amount of consideration in one Collaboration Agreement is not dependent on the price or performance of the other Collaboration Agreement, and the goods and services promised in the Collaboration Agreements are not a single performance obligation.

Accounting for Mavrilimumab Collaboration Agreement

As of the Effective Date, the Company identified the following material promises in the mavrilimumab Collaboration Agreement that were evaluated under the scope of ASC 606: delivery of (i) exclusive license for mavrilimumab in the Territory and (ii) clinical manufacturing supply of certain materials for mavrilimumab products in the Territory.

The Company also evaluated whether certain options outlined within the mavrilimumab Collaboration Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Huadong and therefore are not considered separate performance obligations within the mavrilimumab Collaboration Agreement.

The Company assessed the above promises and determined that the exclusive license for mavrilimumab in the Territory is reflective of a vendor-customer relationship and therefore represents a performance obligation within the scope of ASC 606. The exclusive license for mavrilimumab in the Territory is considered functional intellectual property and distinct from other promises under the Collaboration Agreement as Huadong can benefit from the license on its own or together with other readily available resources and the license is separately identifiable from the other promises. The clinical manufacturing supply of certain materials for mavrilimumab products in the Territory is considered distinct from the exclusive license for mavrilimumab as Huadong can benefit from the manufacturing services together with the

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

license transferred by the Company at the inception of the Collaboration Agreement. Therefore, each represents a separate performance obligation within a contract with a customer under the scope of ASC 606 at contract inception.

The Company determined the transaction price under ASC 606 at the inception of the mavrilimumab Collaboration Agreement and as of March 31, 2022 which includes $10,000, consisting of the upfront payment. The Company also includes an estimate of variable consideration associated with the clinical manufacturing supply of certain materials, when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones is deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met, under the sales or usage-based royalty exception of Topic 606.

As noted above, the Company identified two performance obligations in the mavrilimumab Collaboration Agreement: (i) the delivery of the exclusive license for mavrilimumab in the Territory; and (ii) the clinical manufacturing supply of certain materials for mavrilimumab products in the Territory. The selling price of each performance obligation in the mavrilimumab Collaboration Agreement was determined based on the Company’s standalone selling price (“SSP”) with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the variable consideration related to the manufacturing obligations to the future clinical supply of mavrilimumab products in the Territory and the remaining fixed and variable consideration to the license obligation. The Company recognizes revenue for the license performance obligations at a point in time, that is upon transfer of the license to Huadong. As control of the license was transferred on the Effective Date and Huadong could begin to use and benefit from the license, the Company recognized $10,000 of collaboration revenue during the three months ended March 31, 2022 under the mavrilimumab Collaboration Agreement. The Company will recognize revenue for the clinical manufacturing supply obligations at a point in time, that is upon each delivery of the supply to Huadong.

Accounting for Rilonacept Collaboration Agreement

As of the Effective Date, the Company identified the following material promises in the rilonacept Collaboration Agreement that were evaluated under the scope of ASC 606: delivery of (i) exclusive license for rilonacept in the Territory; (ii) clinical manufacturing supply of certain materials for rilonacept products in the Territory; and (iii) commercial manufacturing supply of certain material for rilonacept products in the Territory.

The Company also evaluated whether certain options outlined within the rilonacept Collaboration Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Huadong and therefore are not considered separate performance obligations within the rilonacept Collaboration Agreement.

The Company assessed the above promises and determined that there is one combined performance obligation for the exclusive license for rilonacept and clinical and commercial manufacturing obligations for rilonacept products in the Territory. Huadong cannot exploit the value of the exclusive license for rilonacept products in the Territory without receipt of supply as the exclusive license for rilonacept products in the Territory does not convey to Huadong the right to manufacture and therefore the Company has combined the exclusive license for rilonacept products in the Territory and the manufacturing obligations into one performance obligation.

The Company determined the transaction price under ASC 606 at the inception of the rilonacept Collaboration Agreement which includes $12,000, consisting of the upfront payment. The Company also includes an estimate of variable consideration associated with the clinical manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones,

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

sales milestones and royalties are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties and sales milestones will be recognized as the Company delivers the commercial manufactured product to Huadong. Any changes in estimates may result in a cumulative catch-up based on the number of units of manufactured product delivered.

As noted above, the Company identified a single combined performance obligation in the rilonacept Collaboration Agreement consisting of the exclusive license for rilonacept and clinical and commercial manufacturing obligations for rilonacept products in the Territory. The Company recognizes revenue for the combined performance obligation consisting of the exclusive license for rilonacept and clinical and commercial manufacturing obligations for rilonacept products in the Territory at a point in time, upon which control of materials are transferred to Huadong for each delivery of the associated materials. The Company currently expects to recognize the revenue over the life of the agreement. This estimate considers the timing of development and commercial activities under the rilonacept License Agreement and may be reduced or increased based on changes in the various activities.

The Company has not recognized any revenue under the rilonacept License Agreement as of March 31, 2022 as there has been no delivery of materials under the rilonacept License Agreement to date. The full transaction price of $12,000 is recorded in long-term deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes deferred revenue in connection with collaboration agreements for the three months ended March 31, 2022:

	Balance at			Balance at End
	Beginning of Period	Additions	Deductions	of Period
Three Months ended March 31, 2022
Huadong rilonacept	$—	$12,000	$—	$12,000
Deferred revenue	$—	$12,000	$—	$12,000

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

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of March 31, 2022. Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

The Company also agreed to pay certain obligations under third-party contracts retained by Biogen that relate to the vixarelimab program. Under these retained contracts, the Company paid a one-time upfront sublicense fee and is

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

obligated to pay insignificant annual maintenance fees as well as clinical and regulatory milestone payments of up to an aggregate of $1,575.

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

During the three months ended March 31, 2022, the Company did not record any research and development expense in connection with the Biogen Agreement. During the three months ended March 31, 2021, the Company recorded research and development expense of $14, related to the annual maintenance fee in connection with the retained contracts.

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

During the three months ended March 31, 2022 and 2021, the Company did not record any research and development expense in connection with the BIDMC Agreement.

Regeneron License Agreement

In September 2017, the Company entered into a license agreement (the “Regeneron Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”), pursuant to which the Company has been granted an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize ARCALYST worldwide, excluding the Middle East and North Africa, for all indications other than those in oncology and local administration to the eye or ear. Upon receiving positive data in RHAPSODY, the Company’s pivotal Phase 3 clinical trial of ARCALYST, Regeneron transferred the biologics license application, for ARCALYST to the Company. In March 2021, when the FDA granted approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older, the Company assumed the sales and distribution of ARCALYST for Cryopyrin-Associated Periodic Syndromes and Deficiency of Interleukin-1 Receptor Antagonist in the United States.

The Company made a $20,000 payment in the first quarter of 2021 in connection with the achievement of a specified regulatory milestone event. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use.

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  In addition, should there be a transfer of technology related to the manufacture of ARCALYST, then, to the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) such technology transfer shall also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three months ended March 31, 2022, the Company recognized $8,254 of expenses related to the profit sharing agreement presented within collaboration expenses. For the three months ended March 31, 2021 the Company did not recognize any collaboration expenses related to the profit sharing agreement.

Pursuant to the Regeneron Agreement, in September 2017, the parties entered into a clinical supply agreement under which Regeneron agreed to manufacture materials solely for the Company’s use in development activities. Pursuant to the Regeneron Agreement, during the year ended December 31, 2021, the Company entered into a commercial supply agreement under which Regeneron agreed to manufacture product for the Company’s use, including for commercial sales. The commercial supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three months ended March 31, 2022 and 2021, the Company did not incur any research and development expense related to the purchase of drug materials under the clinical supply agreement. As of March 31, 2022 and December 31, 2021, the Company recorded inventory of $13,223 and $3,675, respectively, related to the purchase of commercial product under the commercial supply agreement (see Note 5). As of March 31, 2022, the Company had non-cancelable purchase commitments under the commercial supply agreement (see Note 14).

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

The Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in aggregate for the first two indications, of which $57,500 remain as of March 31, 2022. In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. In July 2020, the Company entered into an amendment to the MedImmune Agreement to establish a new coronavirus field and defer the payment of certain development and regulatory milestones as applied to the new coronavirus field. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000 and higher. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double-digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

During the three months ended March 31, 2022 and 2021, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

12.         Net Loss per Share

The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, Class A1 and Class B1 common shares are identical, except with respect to voting, transferability and conversion (see the Notes to Consolidated Financial Statements to our Form 10-K). As the liquidation and dividend rights are identical, losses are allocated on a proportionate basis, and the resulting net loss per share attributed to common shareholders will, therefore, be the same for the Class A, A1, B and B1 common shares on an individual or combined basis.

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss attributable to common shareholders	$(25,210)	$(49,484)
Denominator:
Weighted average common shares outstanding—basic and diluted	69,136,901	68,269,486
Net loss per share attributable to common shareholders— basic and diluted	$(0.36)	$(0.72)

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

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	As of March 31,
	2022	2021
Options to purchase common shares	8,789,357	10,355,433
Unvested RSUs	665,770	583,585
	9,455,127	10,939,018

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

The income tax rate for the three months ended March 31, 2022 varied from the Bermuda statutory rate of zero primarily due to income subject to United States taxation under the Kiniksa US cost plus arrangements with the Company, and U.S. federal and state research tax credits (“R&D credits). Income tax provision for the three months ended March 31, 2022 was $1,925 primarily related to the tax impact from the current tax expense. The current income tax expense is primarily a result of the taxable income earned by Kiniksa US under its cost plus arrangement and required capitalization of R&D expenses offset in part by tax benefits from the U.S. federal and state research and development credits, the Foreign Derived Intangible Income (“FDII”) deduction and share-based compensation taxable events.

Management examines all positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize existing deferred tax assets. The Company previously determined it was more likely than not that a majority of its net deferred tax assets would not be realized and concluded that a valuation allowance was required, which eliminated its net deferred tax assets recorded in its balance sheet. In the future, if the Company believes that it is more likely than not that it will realize the benefit of these deferred tax assets, it will adjust the valuation allowance and recognize an income tax benefit. There are no material deferred tax assets in the jurisdictions outside Kiniksa US and Kiniksa UK.

14.         Commitments and Contingencies

License Agreements

The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Manufacturing Commitments

The Company entered into a commercial supply agreement with Regeneron to provide both clinical supply and commercial product (see Note 11). The Company entered into agreements with several CMOs to provide the Company with preclinical and clinical trial materials. As of March 31, 2022, the Company had committed to minimum payments under these agreements totaling $36,613 of which $30,089 are due within one year.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2022 or December 31, 2021.

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K, or Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. As a result of many factors, including those factors set forth in the risks identified in Part II-Item 1A “Risk Factors” section of this Quarterly Report and our other filings with the Securities and Exchange Commission, or SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

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

ARCALYST is an interleukin-1α and interleukin-1β cytokine trap. In 2017, we licensed ARCALYST from Regeneron, who discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear. We received U.S. Food and Drug Administration, or FDA, approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is commercially available through a distribution network of specialty pharmacies, which provide access across the United States. ARCALYST is also approved in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes, or CAPS, specifically Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in Deficiency of Interleukin-1 Receptor Antagonist, or DIRA, in adults and children weighing 10 kg or more. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States, and evenly split profits on sales with Regeneron. In the fourth quarter of 2021, our ARCALYST collaboration with Regeneron achieved profitability after three quarters of commercial availability for recurrent pericarditis. In February 2022, we granted Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) exclusive rights to develop and commercialize ARCALYST in the Asia Pacific region, excluding Japan.

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting granulocyte-macrophage colony stimulating factor receptor alpha, or GM-CSFRα. In 2017, we licensed exclusive worldwide rights in all indications to mavrilimumab from MedImmune. We plan to focus mavrilimumab development on cardiovascular diseases where the GM-CSF mechanism has been implicated and that have synergies with our existing commercial infrastructure. In parallel, we may also explore the use of mavrilimumab through research collaborations in other development areas. We previously evaluated mavrilimumab in giant cell arteritis, or GCA, a chronic inflammatory disease of the medium-to-large arteries, and COVID-19-related acute respiratory distress syndrome, or ARDS. In October 2020, we announced that our Phase 2 proof-of-concept clinical trial for the study of mavrilimumab in GCA achieved both its primary and secondary efficacy endpoints with statistical significance. In September 2020, the FDA granted Orphan Drug designation for mavrilimumab for the treatment of GCA. In February 2022, we announced that we do not plan to initiate a Phase 3 trial of mavrilimumab in GCA. In December 2021, we announced that the Phase 3 portion of the global Phase 2/3 clinical trial of mavrilimumab in COVID-19-related ARDS did not meet its primary efficacy endpoint. We subsequently decided to not progress mavrilimumab in such indication. In February 2022, we granted Huadong exclusive rights to develop and commercialize mavrilimumab in the Asia Pacific region, excluding Japan.

Vixarelimab is an investigational monoclonal antibody inhibitor of signaling through oncostatin M receptor beta, or OSMRβ. We acquired worldwide rights to vixarelimab in all indications from Biogen MA Inc., or Biogen, in 2016. We are evaluating vixarelimab for the potential treatment of prurigo nodularis, a chronic inflammatory skin condition with an estimated U.S. prevalence of approximately 300,000 patients. In April 2020, we announced that our Phase 2a trial of vixarelimab in prurigo nodularis achieved its primary and secondary efficacy endpoints. In November 2020, the FDA granted Breakthrough Therapy designation for vixarelimab for the treatment of pruritus associated with prurigo nodularis. We are conducting a global Phase 2b dose-ranging clinical trial of vixarelimab in prurigo nodularis. This trial is designed to investigate efficacy, safety and pharmacokinetics. We expect to report top-line data from this trial in the second half of 2022.

KPL-404 is an investigational monoclonal antibody inhibitor of CD40-CD154 interaction. In 2019, we acquired all of the outstanding securities of Primatope Therapeutics, Inc., or Primatope, the company that owned or controlled the intellectual property related to KPL-404. In connection with our acquisition of Primatope, we acquired an exclusive world-wide license to KPL-404 from Beth Israel Deaconess Medical Center, Inc.. The CD40-CD154 interaction is a key T-cell co-stimulatory signal critical for B-cell maturation, immunoglobulin class switching and Type 1 immune response. We believe disrupting the CD40-CD154 interaction is an attractive approach to address multiple autoimmune disease pathologies such as rheumatoid arthritis, or RA, Sjogren’s syndrome, Graves’ disease, systemic lupus erythematosus and solid organ transplant graft rejection. In May 2021, we announced positive final data from our Phase 1 clinical trial of KPL-404 in healthy volunteers, which evaluated safety and pharmacokinetics, as well as receptor occupancy and T-cell dependent antibody response. In December 2021, we initiated a Phase 2 proof-of-concept clinical trial of KPL-404 in rheumatoid arthritis, which is designed to enable its potential development in a spectrum of autoimmune diseases believed to be mediated by the CD40-CD154 co-stimulatory interaction. The trial will evaluate pharmacokinetics, safety and efficacy of KPL-404 with subcutaneous administration. In January 2022, we provided KPL-404 to the University of Maryland School of Medicine, as part of an experimental immunosuppressive regimen in connection with a transplant of a genetically-modified pig heart into an adult human with end-stage heart disease who was not eligible for a standard allogeneic heart transplant.

Our future success is dependent on our ability to continue to commercialize ARCALYST and to develop, obtain regulatory approval for and successfully commercialize one or more of our current or future product candidates. Upon approval from the FDA of the commercial marketing of ARCALYST in the United States for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States and evenly split profits on ARCALYST sales with Regeneron. However, as a company we have limited experience obtaining marketing approval for product candidates, commercializing a therapeutic, supporting sales, marketing, and distribution activities and maintaining applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result we may not be able to continue to commercialize ARCALYST or successfully commercialize any future approved product candidates, if any, thus potentially impairing the commercial potential of ARCALYST and our other product candidates.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve corporate profitability will depend heavily on the continued commercialization of ARCALYST and the development and eventual commercialization of one or more of our current or future product candidates, if approved. In the fourth quarter of 2021, our ARCALYST collaboration with Regeneron achieved profitability, though such profits remain small compared to our total net losses and there is no guarantee that our ARCALYST collaboration with Regeneron will remain profitable in the future. For the three months ended March 31, 2022, our net losses were $25.2 million and we had an accumulated deficit of $700.6 million. We expect to continue to incur significant operating losses as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, we expect to continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution of ARCALYST. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, until such time as we can generate significant and sustained revenue, if ever from product sales of ARCALYST and one or more of our current or future product candidates, if approved, we expect to finance our operations through a combination of sales of ARCALYST, raising additional capital such as through debt or equity offerings or through other sources, which may include licensing, collaborations or other strategic transactions or arrangements. We may be unable to raise additional funds or enter into such other transactions or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such transactions or arrangements as and when needed, we may have to significantly delay, scale back or discontinue the development of one or more of our current or future product candidates, delay our pursuit of potential in-licenses or acquisitions or scale back on commercialization activities for ARCALYST.

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

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $145.6 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed.

Components of Our Results of Operations

Product revenue, net

Following the FDA approval of ARCALYST in March 2021, we began generating product revenue from sales of ARCALYST in April 2021. ARCALYST is sold through a third party logistics provider that distributes primarily through a network of authorized specialty pharmacies and specialty distributors, collectively, the customers, which deliver the medication to patients by mail.

Net revenue from product sales is recognized at the transaction price when the customers obtain control of our product, which occurs at a point in time, typically upon shipment of the product from the third party logistics provider.

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

Collaboration revenue

Collaboration revenue includes amounts recognized related to upfront payments, royalty revenue, and milestone payments. On February 21, 2022, the Company entered into two collaboration and license agreements or the Collaboration Agreements, with Huadong, pursuant to which we granted Huadong exclusive rights to develop and commercialize rilonacept and mavrilimumab, referred to as the Licensed Products, in the Asia Pacific region excluding Japan, or the Territory. We otherwise retained our current rights to the Licensed Products outside the Territory.

Under the Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which includes $12.0 million for the Territory license of rilonacept and $10.0 million for the Territory license of mavrilimumab. In addition, we will be eligible to receive contingent payments, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay us tiered percentage royalties on a Licensed Product-by-Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Licensed Product in the Territory, subject to certain reductions tied to rilonacept manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Licensed Product-by-Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Licensed Product in such country or region in the Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers the applicable Licensed Product in such country or region in the Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Licensed Product in such country or region in the Territory. We recognized the $10.0 million related to the mavrilimumab license during the three months ended March 31, 2022. We deferred the $12.0 million related to the rilonacept license agreement as of March 31, 2022, as no materials were shipped during the three months ended March 31, 2022.

Operating Expenses

Cost of Goods Sold

Cost of goods sold includes production and distribution costs of ARCALYST, and amortization of the $20.0 million payment we made to Regeneron in the first quarter of 2021 upon achievement of a regulatory milestone, and other miscellaneous product costs associated with ARCALYST. Cost of goods sold also includes the allocations for the labor and overhead costs associated with the production of ARCALYST associated with quality control, quality assurance, and supply chain activities.

Collaboration expenses

Collaboration expenses consists of Regeneron’s share of the profit related to ARCALYST sales under the license agreement with Regeneron, or the Regeneron Agreement. We evenly split profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) our cost of goods sold for product used, sold or otherwise distributed for patient use by us; (ii) customary commercialization expenses, including the cost of our field force, and (iii) our cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  In addition, should there be a transfer of technology related to the manufacture of ARCALYST, then, to the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs of each of us and Regeneron incurred in performing (or having performed) such technology transfer shall also be deducted from net sales of ARCALYST to determine profit. We also evenly split with Regeneron any proceeds received by us from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of our product candidates. We expense research and development costs as incurred. These expenses may include:

●expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;
●expenses incurred under agreements with contract research organizations, or CROs that are primarily engaged in the oversight and conduct of our clinical trials and contract manufacturing organizations, or CMOs that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs for our product candidates;
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

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of our current or future product candidates or when, if ever, we will realize significant revenue from product sales or be profitable. This uncertainty is due to the numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report.

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

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses, while our assets remain in Bermuda. Our wholly owned U.S. subsidiaries, Kiniksa US, and Primatope are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals GmbH are subject to taxation in their respective countries. Our provision for income taxes relates mainly to U.S. taxable income, generated by our wholly owned subsidiary Kiniksa US. In the first quarter of 2022 we transferred exclusive rights to develop and commercialize mavrilimumab in the Asia Pacific region, excluding Japan, to Kiniksa UK.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	Change

	(in thousands)

Revenue:
Product revenue, net	$22,189	$—	$22,189
Collaboration revenue	10,000	—	10,000
Total revenue	32,189	—	32,189
Costs and Operating expenses:
Cost of goods sold	4,219	—	4,219
Collaboration expenses	8,254	—	8,254
Research and development	20,817	28,683	(7,866)
Selling, general and administrative	22,218	20,600	1,618
Total operating expenses	55,508	49,283	6,225
Loss from operations	(23,319)	(49,283)	25,964
Interest income	34	9	25
Loss before provision for income taxes	(23,285)	(49,274)	25,989
Provision for income taxes	(1,925)	(210)	(1,715)
Net loss	$(25,210)	$(49,484)	$24,274

Product Revenue, Net

Following the FDA approval of ARCALYST in March 2021, we began generating product revenue from sales of ARCALYST in April 2021. We recognize product revenue, net of ARCALYST at the transaction price when the customers obtain control of our products, which typically occurs upon shipment of the product from the third party logistics provider. We recognized net revenue from the sale of ARCALYST of $22.2 million for the three months ended March 31, 2022.

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2022 was $10.0 million. The $10.0 million in revenue was recognized upon the signing of the mavrilimumab Collaboration Agreement in February of 2022. We expect to recognize the $12.0 million of deferred collaboration related to the rilonacept Collaboration Agreement over the development period.

Cost of Goods Sold

Upon the first sale commencing in April 2021, we began generating cost of goods sold associated with the sales of ARCALYST. We recognized cost of goods sold from the sale of ARCALYST of $4.2 million, which includes $0.3 million for the amortization of the payment we made to Regeneron in the first quarter of 2021 upon the achievement of a regulatory milestone, for the three months ended March 31, 2022.

Research and Development Expenses

	Three Months Ended
	March 31,
	2022	2021	Change

	(in thousands)
Rilonacept	$1,857	$2,801	$(944)
Mavrilimumab	3,512	8,862	(5,350)
Vixarelimab	2,805	2,657	148
KPL-404	2,205	506	1,699
Unallocated research and development expenses:
Personnel related (including share-based compensation)	6,970	9,734	(2,764)
Other	3,468	4,123	(655)
Total research and development expenses	$20,817	$28,683	$(7,866)

Research and development expenses were $20.8 million for the three months ended March 31, 2022, compared to $28.7 million for the three months ended March 31, 2021, a decrease of $7.9 million.

The direct costs for our ARCALYST program were $1.9 million during the three months ended March 31, 2022, compared to $2.8 million during the three months ended March 31, 2021, a decrease of $0.9 million. The decrease in expenses incurred related primarily to the completion of RHAPSODY, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, and transition to the long-term extension portion of the trial.

The direct costs for our mavrilimumab program were $3.5 million during the three months ended March 31, 2022, compared to $8.9 million during the three months ended March 31, 2021, or a decrease of $5.4 million. The decrease in expenses incurred related primarily to the wind-down activities of the Phase 3 clinical trial during the three months ended March 31, 2022, while during the three months ended March 31, 2021 expenses incurred related to the active enrollment of the Phase 2/3 clinical trial in COVID-19 related ARDS.

The direct costs for our vixarelimab program were $2.8 million during the three months ended March 31, 2022, compared to $2.7 million during the three months ended March 31, 2021, an increase of $0.1 million. Expenses incurred during the three months ended March 31, 2022 were primarily related to our continuation of the Phase 2b clinical trial in prurigo nodularis while during the three months ended March 31, 2021 expenses were primarily related to the initiation of our Phase 2b clinical trial in prurigo nodularis.

The direct costs for our KPL-404 program were $2.2 million during the three months ended March 31, 2022, compared to $0.5 million during the three months ended March 31, 2021, an increase of $1.7 million. The increase in expenses incurred primarily related to the continuation costs of our Phase 2 trial in rheumatoid arthritis during the three months ended March 31, 2022 as compared to the limited clinical trial expenses for our Phase 1 trial of KPL-404 in healthy volunteers due to the completion of the patient portion of the clinical trial during the three months ended March 31, 2021.

Unallocated research and development expenses were $10.4 million for the three months ended March 31, 2022 compared to $13.9 million for the three months ended March 31, 2021, a decrease of $3.5 million. The decrease of $3.5 million in unallocated research and development expenses was primarily due to supply chain and quality related costs associated with our commercial ARCALYST program, which are now included as cost of goods sold. Personnel-related costs for the three months ended March 31, 2022 and 2021 included share-based compensation of $2.0 million and $2.6 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.2 million for the three months ended March 31, 2022 compared to $20.6 million for the three months ended March 31, 2021. The increase of $1.6 million was primarily due to an increase of $1.1 million in sales and marketing associated with the commercial operations of ARCALYST. Personnel-related costs for the three months ended March 31, 2022 and 2021 included share-based compensation of $3.9 million and $4.5 million, respectively.

Collaboration Expenses

Collaboration expenses were $8.3 million for the three months ended March 31, 2022. Our collaboration with Regeneron continued to be profitable for the three months ended March 31, 2022 after first achieving profitability in the fourth quarter of 2021, following three quarters of commercial availability of ARCALYST for recurrent pericarditis. The Collaboration expenses for the three months ended March 31, 2022 included $6.0 million due to Regeneron related to the upfront payment from the Huadong rilonacept Collaboration Agreement. We expect to continue to incur collaboration expenses associated with sales of ARCALYST.

Provision for Income Taxes

For the three months ended March 31, 2022, we recorded an income tax provision of $1.9 million relating primarily to the current tax expense due to income from our cost plus arrangements in the United States, net of R&D credits utilized. For the three months ended March 31, 2021, we recorded a provision for income taxes of $0.2 million relating primarily to the tax impact from the current tax expense due to income from our cost plus arrangements in the United States, net of R&D credits utilized offset by tax benefit related to the exercise of share options.

Liquidity and Capital Resources

As of March 31, 2022, our principle source of liquidity was cash, cash equivalents and short-term investments, which totaled $145.6 million. Our net losses were $25.2 million and $49.5 million for the three months ended March 31, 2022 and 2021, respectively. We expect to incur operating losses for the foreseeable future.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, annual maintenance fees and to meet due diligence requirements based upon specified milestones. Under our license agreement with Regeneron, we have entered into supply agreements to provide both clinical and commercial product. We have committed to minimum payments to Regeneron of $36.4 million, of which $29.9 million are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $5.6 million, of which $2.6 million are due within one year. These agreements impact our short-term and long-term liquidity and capital needs.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(36,846)	$(40,122)
Net cash provided (used) by investing activities	(22,723)	44,834
Net cash provided by financing activities	423	1,106
Net increase (decrease) in cash and cash equivalents and restricted cash	$(59,146)	$5,818

Operating Activities

During the three months ended March 31, 2022, operating activities used $36.8 million of cash, primarily resulting from our net loss of $25.2 million as well as net cash used by our operating assets and liabilities of $19.2 million offset by non-cash charges of $7.6 million. Net cash used by our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of a $25.5 million increase in account receivable primarily due to the Huadong Collaboration Agreements, a $9.5 million increase in inventory and a $3.9 million increase in prepaid expenses and other current assets, offset by an increase of $12.0 million in deferred revenue as a result of the rilonacept Huadong Collaboration Agreement, and a $4.1 million increase in accrued expenses and other current liabilities as a result of the upfront payment profit share of the Huadong Collaboration Agreement with Regeneron.

During the three months ended March 31, 2021, operating activities used $40.1 million of cash, primarily resulting from our net loss of $49.4 million offset by net cash provided by our operating assets and liabilities of $0.9 million and non-cash charges of $8.4 million. Net cash provided by our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $1.0 million increase in accrued expenses and other liabilities primarily due to increases related to our clinical trial costs and other general and administration accruals offset by our pre-commercialization activities of our ARCALYST program and the cash payment of the 2020 employee bonuses, offset by a $0.4 million decrease in operating lease liabilities due to monthly payments for our right-of-use assets.

Investing Activities

During the three months ended March 31, 2022 investing activities used $22.7 million of cash, consisting of $30.2 million of purchases of short-term investments, offset by $7.5 million of maturities of short-term investments.

During the three months ended March 31, 2021 investing activities provided $44.8 million of cash, consisting of $139.2 million from proceeds of maturities of short-term investments, partially offset by $74.4 million of purchases of short-term investments and $20.0 million related to the intangible asset acquired as a result of the milestone incurred under the Regeneron Agreement.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.4 million, consisting of proceeds from the exercise of share options.

During the three months ended March 31, 2021, net cash provided by financing activities was $1.1 million, consisting of proceeds from the exercise of share options.

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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of our company is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed. We anticipate that we may require additional capital if we choose to pursue in-licenses or acquisitions of other product candidates and technologies or their related businesses. We expect to continue to incur significant expenses related to product manufacturing, sales, marketing and distribution of ARCALYST. In addition, if we obtain regulatory approval for any of our current or future product candidates, pursue additional indications for our products or any of our current or future product candidates, we expect to incur significant expenses related to product development and manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements may be impacted by a number of factors, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report.

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

During the three months ended March 31, 2022, we included the estimates associated with revenue recognition in our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	accrued research and development expenses;
●	share-based compensation; and
●	revenue recognition

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2022, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Further, the COVID-19 pandemic and the ongoing war in Ukraine have adversely impacted the U.S. and global economy and financial markets, and any prolonged impact may affect market interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses related to expenses for research and development and our ongoing operations. For the three months ended March 31, 2022, our net losses were $25.2 million and as of March 31, 2022, we had an accumulated deficit of $700.6 million. We expect to continue to incur losses for the foreseeable future as a result of many factors, including:

●supporting our sales, marketing and distribution capabilities, infrastructure and organization to commercialize ARCALYST and any products candidates for which we may obtain marketing approval for indications in the United States;
●our research and preclinical and clinical development of our product candidates, including our Phase 2b dose-ranging study of vixarelimab in prurigo nodularis and Phase 2 proof-of-concept clinical trial for KPL-404 in RA;
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

The development and commercialization of biopharmaceutical products is capital intensive. In 2021, we gained FDA approval for and commercially launched ARCALYST in the United States for the treatment of recurrent pericarditis. In addition, we are advancing our product candidates through research, preclinical and clinical development, including our Phase 2b dose-ranging study of vixarelimab in prurigo nodularis and our Phase 2 clinical trial with KPL-404 in RA.

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
●the results from, and the time and cost necessary for development of our product candidates;
●the costs and timing of establishing and maintaining clinical trial sites for the development of our product candidates, both in the United States and in jurisdictions outside of the United States, including as a result of the COVID-19 pandemic and the ongoing war in Ukraine;
●the number, size and type of preclinical activities and any additional clinical trials;
●the costs, timing and outcomes of seeking and potentially obtaining approvals from regulatory authorities, including the potential for regulatory authorities to require that we conduct more studies than we currently plan to conduct and the costs of conducting post-marketing studies or implementing Risk Evaluation and Mitigation Strategy, or REMS, that could be required by regulatory authorities;
●the timing and amount of milestone and other payments we must make under our agreements with Regeneron, MedImmune, Limited, or MedImmune, Biogen MA Inc., or Biogen, BIDMC and the other third parties from whom we have acquired or in-licensed our products and product candidates or from whom we may in the future acquire or in-license products and product candidates;
●the timing and amount of milestone and other payments we may receive under our agreements with Huadong and any other third parties to whom we may in the future out-license products and product candidates;
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

In addition, the COVID-19 pandemic and the ongoing war in Ukraine continues to adversely impact the global economy, posing risks to our business and the business of third-parties upon whom we rely. See “Risk Factors — General Risk Factors — The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact that is significant on our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position” and “Risk Factors — General Risk Factors — The ongoing war in Ukraine, and actions taken against Russia as a result of its invasion of Ukraine, has and may continue to have an adverse impact on the global economy, equity capital markets and our clinical operations.”

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
●the number and clinical profile of competing products, whether approved or not;
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

If we enter into arrangements with third parties to perform sales, marketing, distribution and other commercial support services, our product revenues or the profitability of these revenues to us are likely to be lower than if we were to market and sell any approved product candidates ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our approved product candidates, if any, or may be unable to do so on terms that are favorable to us. Further, we will likely have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our approved product candidates effectively. However, developing a sales, marketing and access organization requires significant investment, is time consuming and if not completed as planned could delay the launch of our approved product candidates. Furthermore, we may not be able to adequately establish an effective sales, marketing, distribution and access organization in the European Union, or the EU, or other key markets in which we may obtain approval for the commercial marketing of our product candidates outside of the United States. If we are unable to maintain or establish sales, as applicable, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our approved product candidates, if any, and the approved product candidates’ ability to generate any revenue may be impaired. Furthermore, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

We continue to evaluate the opportunities for the development and commercialization of our product candidates in certain markets outside of the United States, including through our Managed Access Program and collaborations with third parties, including Huadong. We and our collaborators are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we, or our collaborators, must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials, manufacturing and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in markets outside of the United States, we would be subject to additional risks and uncertainties, including:

●our ability to obtain reimbursement for our product candidates in such markets;
●our inability to directly control commercial activities because we may rely on third parties;
●the burden of complying with complex and changing regulatory, tax, accounting and legal requirements of such countries;
●exposure to increased regulatory risk, including those arising under the FCPA (as defined below);
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

Manufacturers and their facilities are required to comply with extensive requirements of regulatory authorities, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices, or cGMP, or similar foreign regulations. As such, we and our contract manufacturing organizations, or CMOs, will be subject to user fees and continual review and inspections to assess compliance with cGMP or similar foreign regulations and adherence to commitments made in any biologics license applications, or BLA, or Marketing Authorization Application, or MAA. Accordingly, we and our CMOs and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. For example, the holder of an approved BLA or similar foreign application must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets.

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

While we received FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, each of our product candidates requires substantial additional preclinical or clinical development and manufacturing support and, if approved, an organization to facilitate a successful product launch and commercialization before we will be able to generate any revenue from product sales. The success of our product candidates or potential future product candidates depends upon several factors, including the following:

●submission to and authorization to proceed with clinical trials by the FDA under investigational new drug applications, or INDs, and clinical trial applications to governmental authorities outside of the United States for our product candidates to commence planned clinical trials or future clinical trials;
●successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, conducted, where applicable, under the FDA’s good laboratory practices, or GLP regulations;
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

Even though we received FDA approval for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, and assumed the sales and distribution of ARCALYST for the previously approved indications in the United States, we evenly split profits on ARCALYST sales with Regeneron, and the relevant markets for these indications may prove not to be large enough to allow us to generate significant and sustained revenue from these product sales. Moreover, even if we successfully obtain regulatory approvals to manufacture and market one or more product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, among other things. If the markets for patient subsets that we are targeting are smaller than we estimate, we may not generate projected revenue levels from sales of such product candidates, if approved.

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

Not all of our clinical trials have been conducted as initially planned or completed on our initial projected schedule, and accordingly, we cannot guarantee that any of our current or potential future clinical trials will be conducted as initially planned or completed on our initial projected schedule, if at all, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic. For example, in December 2021, we announced that the primary efficacy endpoint of the Phase 3 clinical trial of mavrilimumab in COVID-19-related ARDS did not reach statistical significance. We subsequently decided to not progress mavrilimumab in the COVID-19-related ARDS indication. Clinical trials are a lengthy process that require the expenditure of significant money and human capital. Failing to achieve desired efficacy or identifying of a novel safety hazard in turn represents an inability to successfully recoup such expense via a potential commercialization of the product candidate, if approved. Sufficient inability to recoup clinical trial expense via successful development could pose material risks to our business. See “Risk Factors – Risks Related to Product Development –We depend heavily on the success of one or more of our products and product candidates, which are in various stages of clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately successfully commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be significantly harmed.”

Commencing a clinical trial is subject to acceptance by the FDA of an IND or IND amendments, acceptance by competent authorities of the EU member states of a clinical trial application, or CTA, or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, competent authorities of the EU member states or other applicable regulatory authorities. We have and may in the future receive feedback or guidance from regulatory authorities on our clinical trial design and protocols and, even after we incorporate such feedback or guidance from these regulatory authorities, such regulatory authorities may impose other requirements for our clinical trials, could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant preclinical studies, clinical trials or chemistry, chemistry, manufacturing and controls, or CMC, data, or disagree or change their position on the acceptability of our trial designs, including the proposed dosing level or schedule, treatment duration, our definitions of the patient populations or the clinical endpoints selected, which may require us to complete additional preclinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect.

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

Successful completion of our clinical trials is a prerequisite to submitting a BLA or supplemental BLA, or sBLA, to the FDA and an MAA, to the European Medicines Agency, or EMA, or competent authorities of the EU member states, or other applicable regulatory authorities in other countries for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and any future product candidates. A failure of one or more of our current or future clinical trials can occur at any stage of testing, and our clinical trials may not be successful. We have experienced and may continue to experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, be allowed by regulatory authorities, need to be redesigned, or if we can activate sites or enroll patients on time, or if they will be completed on schedule, if at all. Events that have and may in the future delay or prevent commencement or successful completion of clinical development of our product candidates as planned and on schedule, if at all, include but are not limited to:

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
●failure to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable comparable regulatory guidelines in other countries;
●patients not completing a clinical trial or not returning for post-treatment follow-up, in either case including as a result of trial demands on participants as a result of the COVID-19 pandemic and measures taken in response to the pandemic or otherwise, among other things;
●clinical trial sites withdrawing from or being unable to conduct activities, or patients withdrawing from clinical trials, including as a result of the COVID-19 pandemic or the ongoing war in Ukraine, among other things;
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

Furthermore, clinical trials must be conducted in accordance with the laws, rules and regulations, guidelines and other requirements of the FDA, EU institutions, the European Medicines Agency, or EMA and other applicable regulatory authorities outside of those jurisdictions and are subject to oversight by these regulatory authorities and IRBs or ethics committees at the medical institutions where the clinical trials are conducted. Further, conducting global clinical trials, as we do for certain of our product candidates, may require that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, EU and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials that are conducted in countries outside the United States and the EU may subject us to risks associated with the engagement of non-United States and non-EU CROs who are unknown to the FDA or the EMA, or the EU member states’ regulatory authorities and may have different standards of diagnosis, screening and medical care, as well as risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States and the EU.

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

It is currently unclear to what extent the United Kingdom, or UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Further, the ongoing war in Ukraine may also materially affect our clinical activities and our product candidate development timeline. See “Risk Factors – General Risk Factors – The ongoing war in Ukraine, and actions taken against Russia as a result of its invasion of Ukraine, has and may continue to have an adverse impact on the global economy, equity capital markets and our clinical operations.”

The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact on our current or planned preclinical studies and clinical trials, which could be significant.

The COVID-19 pandemic, and measures taken in response to the pandemic, have had and could continue to have an impact on our current or planned preclinical studies and clinical trials. If the COVID-19 pandemic and measures undertaken in response to the pandemic are reinstated, including as a result of the emergence of new variants of the virus, we may experience significant disruptions that could materially impact our preclinical studies and clinical trials, including by:

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

In addition, if a drug or biologic with an Orphan Drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the drug or biologic is entitled to a period of marketing exclusivity, which precludes a regulatory authority from approving another marketing application for the same drug and disease or condition for that time period, except in limited circumstances. If our competitors are able to obtain Orphan Drug exclusivity prior to us, for products that constitute the “same drug” and treat the same diseases or conditions as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a drug no longer meets the criteria for Orphan Drug designation including where it is shown that the drug is sufficiently profitable not to justify maintenance of market exclusivity.

In connection with the FDA’s approval of ARCALYST in the recurrent pericarditis indication, we received seven years of Orphan Drug exclusivity for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and pediatric patients 12 years and older. Even if we obtain Orphan Drug exclusivity for any of our product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same disease or condition. Even after an Orphan Drug is approved, the FDA can subsequently approve a later application for the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated Orphan Drug may not receive Orphan Drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, Orphan Drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Foreign regulatory authorities may also make the same determination. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed inspections at facilities from March 2020 until July 2021. Even though the FDA has since resumed standard inspection operations of domestic facilities, it is nonetheless faced with a significant backlog as a result of its earlier suspension. It is unclear when, if ever, the FDA will fully recover from its COVID-19-related backlog and until such time its operations may be significantly hindered. Further, the FDA has continued to monitor and implement changes to its inspection activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Any resurgence of the virus may cause additional postponements, exacerbating the previously discussed risks.

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

Our reliance increases the risk that we will have insufficient quantities of ARCALYST and our product candidates or that ARCALYST and our product candidates are not produced at an acceptable cost or quality, which could delay, prevent or impair our commercialization or research and development efforts. For example, in the second half of 2021, events were identified in the ARCALYST manufacturing process that prevented distribution of certain

ARCALYST material as previously planned. While we were ultimately able to source sufficient ARCALYST material to cover our current commercial needs, if we encounter events in the future that prevent additional material from being distributed in a timely manner or within specifications and we are unable to source additional commercial supply of ARCALYST, if needed, or should additional manufacturing or supply chain issues arise, we may be unable to adequately meet patient demand for ARCALYST or may be required to effect a recall, any of which would adversely affect our business, results of operations and financial condition. In addition, we may have difficulty sourcing an adequate supply of ARCALYST to cover our commercial and clinical needs, should we decide to develop ARCALYST in one or more additional indications.

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

Many additional factors could cause production interruptions at our facilities or at the facilities of our third-party providers, as well as disruptions in travel, shipping or delivery capabilities into and within the countries in which we or our manufacturers produce ARCALYST or our product candidates or disruptions to production capabilities, including due to the impact of natural disasters, accidents, boycotts, labor disputes, political and economic instability, such as acts of terrorism or war, including the ongoing war in Ukraine, and an epidemic or pandemic or other outbreak of disease, including the COVID-19 pandemic. The occurrence of any such event could adversely affect our ability to satisfy the required supply for any of ARCALYST or our product candidates or successfully complete preclinical and clinical development, which would result in additional costs to us or impair our ability to generate revenue and would harm our business, financial condition and prospects significantly.

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

We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to activate sites, conduct or otherwise support our preclinical studies and clinical trials for our product candidates properly and on time. We also rely on third parties to conduct other research related to our product candidates. We expect to rely heavily on these parties for such site activation, execution of and otherwise supporting clinical trials for our product candidates. While we have agreements governing their activities and we review the compliance history and performance of our CROs as well as have the ability to audit such activities, we have no direct control over their activities and have limited influence over their actual performance other than through quality monitoring in accordance with our agreements with the CROs. The third parties with whom we contract for execution of our preclinical studies and our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. Except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials in accordance with applicable GLP or GCP requirements, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not and will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies or clinical trials, we could be subject to warning letters or enforcement actions that may include civil penalties and criminal prosecution.

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

Although we have and intend to continue to design the clinical trials for our product candidates, CROs will activate sites and conduct and oversee all of the clinical trials together with the various clinical trial sites that we engage to conduct the studies. As a result, many important aspects of our development programs for our product candidates, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to activate sites and conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●have staffing difficulties;

●have disruptions to their business and operations, including as a result of the impact from an epidemic or pandemic disease outbreak, including COVID-19 (see “Risk Factors — Risks related to product development — The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact on our current or planned preclinical studies and clinical trials, which could be significant”) or as the result of war, conflict or terrorism as with the ongoing war in Ukraine (see “Risk Factors – General Risk Factors – The ongoing war in Ukraine, and actions taken against Russia as a result of its invasion of Ukraine, has and may continue to have an adverse impact on the global economy, equity capital markets and our clinical operations”);
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

There are various programs in clinical development antagonizing the CD40 / CD154 costimulatory pathway, however KPL-404 is the only program designed to be administered subcutaneously. Certain programs are designed for intravenous administration only. Astellas Pharma Inc. is developing bleselumab (anti-CD40); Horizon Therapeutics plc is developing the Tn3 fusion protein, dazodalibep (anti-CD40L); Biogen, Inc. and UCB S.A. are developing dapirolizumab pegol (anti-CD40L); and, Eledon Pharmaceuticals, Inc. are developing AT-1501 (anti-CD40L). Certain other programs pose the potential for subcutaneous administration. Novartis A.G. is developing CFZ-533, or iscalimab (anti-CD40), Sanofi S.A./ImmuNext Inc. are developing SAR441344 (anti-CD40L), Bristol Myers-Squibb is developing BMS-986325 (anti-CD40); and Abbvie, Inc., Boehringer Ingelheim International GmbH are developing ravagalimab (anti-CD40), and H. Lundbeck A/S is developing Lu AG22515 (anti-CD40L).

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

We have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our product candidates instead of developing or commercializing our product candidates ourselves. For example, in February 2022, we granted Huadong exclusive rights to develop and commercialize rilonacept and mavrilimumab in the Asia Pacific region, excluding Japan. In addition, we may seek to jointly develop, commercialize or otherwise exploit one or more of our product candidates with a third party. To the extent that we decide to enter into such transactions or arrangements, we may face significant competition in seeking appropriate collaborators, licensees or other strategic partners. Moreover, these transactions and arrangements are complex and time consuming to negotiate, document, implement and to close or maintain. We may not be successful in our efforts to establish collaborations, licenses or other strategic transactions or arrangements should we choose to do so. The terms of any such transactions or arrangements that we may establish may have unfavorable tax consequences for our shareholders in the United States. Further, granting territory-specific rights for our products and product candidates may reduce their attractiveness for subsequent business development activity. In addition, our right to grant a sublicense of intellectual property licensed to us under certain of our current agreements requires the consent of the applicable licensor.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or in licensed patents have, or that any of our owned or in-licensed pending patent applications that mature into issued patents will have, claims with a scope sufficient to protect ARCALYST, mavrilimumab, vixarelimab, KPL-404, or any future products and product candidates. A U.S. patent covering ARCALYST as a composition of matter expired in 2020, and relevant composition of matter patents issued outside of the United States are expected to expire by 2023, not including any patent term extensions. A U.S. patent covering methods of using ARCALYST in the treatment of recurrent pericarditis issued in June 2021 and has a statutory term that expires in 2038, not including any patent term adjustment. The composition of matter patents for mavrilimumab generally have statutory expiration dates in 2027, not including any extensions or adjustments. The issued composition of matter patents for vixarelimab have statutory expiration dates in 2034, not including any extensions. The issued composition of matter patents for KPL-404 have statutory expiration dates in 2036, not including any extensions. The issued composition of matter patents licensed from Beth Israel Deaconess Medical Center related to KPL-404 have statutory expiration dates in 2032, not including any patent term extensions or adjustments. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions and adjustments may be available; however, the life of a patent, and the protection it affords, is limited. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. For example, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdiction in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval in such jurisdiction.

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

The FDA approved ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021. Upon receipt of this approval, we assumed the sales and distribution of ARCALYST for the previously approved indications in the United States. We evenly split profits on ARCALYST sales with Regeneron. Regeneron retains worldwide rights to develop and commercialize ARCALYST for local administration to the eye and ear and oncology. Additionally, Regeneron retains the right to develop and commercialize ARCALYST for all applications in the Middle East and North Africa. The development of ARCALYST in other fields could increase the possibility of identification of adverse safety results that impact the commercialization of ARCALYST for the treatment of recurrent pericarditis.

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

Since our product candidates are being developed for use in fields that are competitive and of strong interest to pharmaceutical and biotechnology companies, we will likely seek to file additional patent applications and may have additional patents granted in the future, based on our future research and development efforts. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications of third-parties now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product candidate that is the subject of the actual or threatened suit.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights, whether owned or in-licensed. To counter infringement or unauthorized use, we or our current or future collaborators may be required to file infringement claims against these infringers. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we have asserted against them is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims challenging the infringement, validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, or foreign equivalents thereof. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we or our licensors and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid or unenforceable.

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

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in intellectual property laws outside of the United States. In addition, the patent laws of some such countries do not afford intellectual property protection to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain jurisdictions outside of the United States. Varying filing dates in international countries may also permit intervening third parties to allege priority to patent applications claiming certain technology. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many countries outside of the United States have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain parties, including government agencies or government contractors. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our or our licensees’ technologies in jurisdictions where we have not obtained patent protection, or where we have obtained patent protection, but such jurisdictions do not favor the enforcement of patents and other intellectual property rights, to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In addition to the protection afforded by patents, we may rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Although we seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, contractors, employees, independent contractors and consultants, and invention assignment agreements with our independent contractors, consultants, scientific advisors and employees, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation (e.g., in countries that do not favor the enforcement of intellectual property rights), and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

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

General Risk Factors

The ongoing war in Ukraine, and actions taken against Russia as a result of its invasion of Ukraine, has and may continue to have an adverse impact on the global economy, equity capital markets and our clinical operations.

In February 2022, Russia invaded Ukraine to the condemnation of the international community. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage. In response to Russia’s invasion and perpetration of war crimes, western nations, including the United States and the EU, instated severe economic sanctions against Russia, including the suspension of Russian banks from the global SWIFT system, travel bans, personal sanctions against the Russian elite and boycotts of Russian goods and commodities. Private organizations responded similarly, with many companies choosing to suspend their Russian operations or end them entirely.

The situation is rapidly evolving, and the United States, the EU, the UK and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, operations and financial position. The prices of certain commodities have and will likely continue to increase in the wake of the conflict.

U.S. capital markets have seen significant volatility as a result of the conflict. The war may also pose risks to global supply chains, further threatening the global and U.S. economy. The price of our shares and the shares of other biopharmaceutical companies may fluctuate or otherwise be impacted, especially if the war or governmental responses thereto result in a prolonged economic downturn. As a result of such disruptions, we may be unable to raise additional capital when needed or on acceptable terms, if at all. These risks may also be compounded with the effects of the COVID-19 pandemic, and measures taken in response to the pandemic, on U.S. and global capital markets. See “Risk Factors – General Risk Factors – The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact that is significant on our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position.”

The conflict in Ukraine has and may continue to adversely affect our clinical development efforts. We conduct clinical trials at sites across the globe, including in Eastern Europe. In the aftermath of the invasion we terminated planned clinical trial operations in Ukraine and Russia. While we anticipate being able to secure alternative clinical trial sites in Western Europe, there is no guarantee that such sites will be able to provide a sufficient number of patients to satisfy our clinical need and at a reasonable cost. Further, should the conflict escalate beyond Ukraine, we may need to take further actions. In such an instance, we may be unable to secure alternative clinical sites when needed or on acceptable terms, if at all. The foregoing may cause significant delays or disruptions to our clinical development efforts, which could have a material impact on our business, operations and financial position.

Furthermore, due to the political uncertainty involving Russia and Ukraine, there is also an increased likelihood that we or our CROs or other third parties with whom we conduct business or otherwise engage, may also be subject to retaliatory cyberattacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of its invasion of Ukraine. See “Risk Factors – General Risk Factors – Our information technology systems, or those of our third party CMOs, CROs or other contractors, consultants and service providers, may fail or suffer cyberattacks or security breaches, which could result in a material disruption of our or such third-party’s business or operations and our development programs for our product candidates or loss of other assets, including funds.”

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

The COVID-19 pandemic, and measures taken in response to the pandemic, could cause significant disruption in our business and operations and could cause significant disruption in the business and operations of our manufacturers, CROs upon whom we rely to conduct our clinical trials, clinical trial sites, and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities.

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

If the COVID-19 pandemic is prolonged, including through the emergence of new variants of the virus, and measures undertaken in response to the pandemic are reinstated, , we may experience and our manufacturers, CROs or other third parties with whom we conduct business or otherwise engage, may experience or continue to experience staffing shortages or reprioritizations, production slowdowns or stoppages, and disruptions in delivery systems now or in the future. For example, the COVID-19 pandemic and measures taken in response to the pandemic, including business and travel restrictions and social distancing to halt the spread of the pandemic, has had an impact on certain aspects of our commercialization strategy, including interacting with third-party payors, prescribers and patient advocacy groups to build disease awareness, and conducting in-person market research as well as recruiting qualified candidates to enhance our commercial operations and support commercialization, which, if prolonged, may impede the effective commercialization of our products and product candidates, if approved, and result in lower than anticipated future revenue.

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

As a result of the COVID-19 pandemic, existing and any new third party CMOs or suppliers may be unable to produce or supply our current or future products and product candidates or obtain certain raw or fill-finish materials, including vials and stoppers, needed to produce or supply such products and product candidates. Such parties may also experience delays, restrictions or limitations in the production, delivery or release of our products and product candidates or the raw or fill-finish materials needed to produce them, including due to disruptions at their respective facilities, staffing shortages, production slowdowns, stoppages or reprioritizations, including as a result of reprioritization by third parties or the U.S. government for any products or potential products related to the treatment or prevention of COVID-19, or interruptions in global shipping. Any failure to source sufficient quantities of our products and product candidates could prevent us from successfully commercializing our approved products and/or delay or force us to cancel our clinical activity.

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

Following a national referendum and enactment of legislation by the government of the UK, the UK formally withdrew from the EU and ratified a trade and cooperation agreement governing its future relationship with the EU , referred to as Brexit. The agreement, which was being applied provisionally from January 1, 2021 and entered into force on May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the UK and the EU as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since January 1, 2021, however the UK operates under a distinct regulatory regime to the EU. EU pharmaceutical laws only apply in respect of the UK to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. While the UK has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the UK will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement includes specific provisions concerning medicinal products, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. For example, it is not clear to what extent the UK will adopt legislation aligned with, or similar to, the EU CTR which became applicable on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. On January 17, 2022, the Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the UK and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Brexit also materially impacted the regulatory regime with respect to the approval of our product candidates. Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). As of January 1, 2021, all existing centralized marketing authorizations were automatically converted into UK marketing authorizations effective in Great Britain and issued with a United Kingdom marketing authorization number on January 1, 2021 (unless marketing authorization holders opted out of this scheme). A separate marketing authorization is now required to market drugs in Great Britain. It is currently unclear whether the regulator in the UK, the MHRA is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. The UK’s withdrawal from the EU and the associated uncertainty has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

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

In the United States, EU and other jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory initiatives and proposed changes to the healthcare system that could affect our operations. For example, in the United States, the Affordable Care Act (the “ACA”) substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biologic products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts which, through subsequent legislative amendments, was increased to 70%, off negotiated prices of applicable brand drugs and biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic and the ongoing war in Ukraine has impacted and continues to impact the global economy, causing or contributing to global supply chain issues, price fluctuations and other significant economic effects. See “Risk Factors — General Risk Factors — The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact that is significant on our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position” and “Risk Factors — General Risk Factors — The ongoing war in Ukraine, and actions taken against Russia as a result of its invasion of Ukraine, has and may continue to have an adverse impact on the global economy, equity capital markets and our clinical operations.”

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
●natural disasters, political and economic instability such as war, including the ongoing war in Ukraine, terrorism, political unrest, outbreak of disease and boycotts;
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

Our information technology systems, or those of our third party CMOs, CROs or other contractors, consultants and service providers, may fail or suffer cyberattacks or security breaches, which could result in a material disruption of our or such third-party’s business or operations and our development programs for our product candidates or loss of other assets, including funds.

Despite the implementation of security measures, our information technology systems and those of our third-party CMOs, CROs and other contractors, consultants and service providers as well as employees that are working outside of our facilities are vulnerable to attack, damage or interruption from viruses and malware (e.g., ransomware), malicious code, theft, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Employees may also fail to comply with our cybersecurity protocols, exposing us to vulnerabilities despite our safeguards. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, a breach at a CMO, CRO, contractor, consultant, service provider or other third party with which we engage may increase our exposure by allowing criminals to exploit our relationship with such persons. Such security breaches may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our business and operations or those of our third party CMOs, CROs and other contractors, consultants and service providers as well as employees that are working outside of our facilities, the costs associated with the investigation, remediation and potential notification of a breach to counter-parties and data subjects could be material. A breach could result in a material disruption of our or such third-party’s business or operations and our development programs of our product candidates’ or loss of other assets, including funds. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure or theft of confidential or proprietary information, the further development of our product candidates could be delayed. Although we maintain cybersecurity insurance coverage, it may not be adequate to cover all liabilities that we may incur from cyber-attacks or security breaches and is subject to deductibles and coverage limitations.

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

Our clinical trial programs outside the United States may implicate international data protection laws, including the General Data Protection Regulation 2016/679, or GDPR, and legislation of EU member states and European Economic Area, or EEA, countries implementing it. The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States called the Privacy Shield, but in July 2020 the Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. While the CJEU upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate or intend to operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Securities class action and derivative lawsuits and other legal proceedings are often brought against companies following a decline in the market price of their securities. There can be significant fluctuations in market price for the securities of biopharmaceutical companies, such as us. As a result, we may be more susceptible to these types of lawsuits and legal proceedings than other companies with more stable security prices. In connection with any litigation or other legal proceedings, we could incur substantial costs, and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact to our reputation and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of March 31, 2022, the holders of Class A common shares accounted for approximately 65% of our aggregate voting power and the holders of Class B common shares accounted for approximately 35% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 31% of our aggregate voting power as of March 31, 2022 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. For example, as of March 31, 2022, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 78% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 common shares and our Class B1 common shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A common shares.

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

Additionally, the trading prices of biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 outbreak continues to rapidly evolve, including through the emergence of new variants of the virus. The extent to which the outbreak may impact our business in the future, including our commercialization of ARCALYST, our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. See “Risk Factors—General Risk Factors – The COVID-19 pandemic, and measures taken in response to the pandemic or the easing of such measures, could have an adverse impact that is significant on our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position.”

The ongoing war in Ukraine has also introduced significant market volatility and economic instability, which may materially impact our business, operations and financial position. See “Risk Factors—General Risk Factors – The ongoing war in Ukraine, and actions taken against Russia as a result of its invasion of Ukraine, has and may continue to have an adverse impact on the global economy, equity capital markets and our clinical operations.”

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

A significant number of our Class A common shares are issuable upon conversion of our Class B, Class A1, and Class B1 common shares, subject to certain limitations on conversion. As of March 31, 2022, approximately 1.9 million Class A common shares directly held by our executive officers and directors, inclusive of Class A common shares issuable upon conversion of our Class B, Class A1, and Class B1 common shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and such rule, Rule 144. In addition, as of March 31, 2022, there were approximately 10.1 million Class A common shares subject to outstanding share options and RSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of March 31, 2022, on an as-converted to Class A common shares basis, these shareholders collectively held approximately 33.9 million of our Class A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Pursuant to our amended and restated investor rights agreement, or our investors rights agreement, certain shareholders are entitled to certain registration rights with respect our Class A common shares, including Class A common shares issuable upon conversions of our Class B, Class A1, and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively registerable securities, under the Securities Act. As of March 31, 2022, on an as-converted to Class A common shares basis, we have registered approximately 31.8 million Class A common shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the investors rights agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A common shares basis, approximately 1.7 million Class A common shares held by certain of our executive officers as of March 31, 2022. If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

Future sales or issuances of our common shares or rights to purchase common shares, including under our shelf registration statement or pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our shareholders and could cause our Class A common share price to fall.

We may need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing additional Class A common shares, Class B common shares, Class A1 common shares, Class B1 common shares or other equity securities, our shareholders may experience substantial dilution. We may sell common shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time under our shelf registration statement or otherwise. If we sell common shares, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

In addition, the consummation or performance of any acquisition, business combination, collaboration or other strategic transaction we may undertake in furtherance of our growth strategy may cause dilution to our existing shareholders if we issue equity securities for all or a portion of the consideration.

We are currently a “smaller reporting company” and the reduced disclosure requirements applicable to “smaller reporting companies” may make our Class A common shares less attractive to investors.

We are currently a “smaller reporting company” as defined under the rules promulgated under the Securities Act. As a smaller reporting company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not smaller reporting companies do.

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

We may be treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the year ended December 31, 2022. If we were to be classified a PFIC, this could result in adverse U.S. federal income tax consequences to U.S. Holders.

We plan to perform an analysis to determine whether the Company or its subsidiaries are expected to be treated as PFICs for the year ended December 31, 2022. A non-U.S. company will generally be considered as a PFIC for any taxable year if (i) at least 75% of its gross income is passive (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we, or our subsidiaries, are classified as a PFIC in any year with respect to which a U.S. Holder (as defined below) owns our Class A common shares, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the Class A common shares, regardless of whether we continue to meet the PFIC test described above, unless we cease to be a PFIC and the U.S. Holder made a “qualified electing fund” election or “mark-to-market” election for (a) the first taxable year the U.S. Holder was treated as owning our shares while we were a PFIC or (b) for the taxable year in which we were a PFIC and the U.S. Holder made a “deemed sale” election or was qualified to and made a “deemed dividend” election. A “U.S. Holder” is a beneficial owner of our Class A common shares that, for U.S. federal income tax purposes, is or is treated as any of the following:

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

We believe we will likely be classified as a “controlled foreign corporation” (as such term is defined in the Code) for the taxable year ended December 31, 2022. Even if we were not classified as a controlled foreign corporation, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations because our group includes one or more U.S. subsidiaries. If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such U.S. Holder may be treated as a “United States shareholder” (as such term is defined in the Code) with respect to us (if we are classified as a controlled foreign corporation) and each controlled foreign corporation in our group (if any). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” or GILTI, and investments in U.S. property by such controlled foreign corporation, regardless of whether such corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations or income inclusions may subject such shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether such investor is treated as a United States shareholder with respect to us or any of our non-U.S. subsidiaries. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. U.S. Holders should consult their tax advisors regarding the potential application of these rules to any investment in our Class A common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1#	Non-Employee Director Compensation Program					*

10.2†+	Collaboration and License Agreement (Rilonacept), by and between Kiniksa Pharmaceuticals (UK), Ltd. and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., dated as of February 21, 2022					*

10.3†+	Collaboration and License Agreement (Mavrilimumab), by and between Kiniksa Pharmaceuticals (UK), Ltd. and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., dated as of February 21, 2022					*

10.4#	Amended and Restated Employment Agreement, effective as of January 3, 2022, by and between Eben Tesari and Kiniksa Pharmaceuticals Corp.	8-K	001-38492	10.1	01/03/2022

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104

Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

***
*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith
#	Indicates management contract or compensatory plan
†	Portions of the exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6)
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINIKSA PHARMACEUTICALS, LTD.

Date: May 5, 2022	By:	/s/ Mark Ragosa
Mark Ragosa
Senior Vice President and Chief Financial Officer (Principal Financial Officer)