Form 10-Q
period 2022-06-30
Kiniksa Pharmaceuticals, Ltd.
filed 2022-08-04
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, there were 69,471,099 common shares outstanding in aggregate, comprised of:

34,470,421 Class A common shares, par value $0.000273235 per share

1,813,457 Class B common shares, par value $0.000273235 per share

,

17,129,603 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	our continued ability to commercialize ARCALYST (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	our status as an early-commercial stage biopharmaceutical company and our expectation to incur losses in the future;
●	our future capital needs and our need to raise additional funds;
●	our ability to manufacture sufficient commercial stock of our products to meet patient and partner demand;
●	the market acceptance of our products and product candidates;
●	competitive and potentially competitive products and technologies;
●	prescriber awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;
●	our ability to meet the quality expectations of prescribers or patients;
●	the decision of third-party payors not to cover or to establish burdensome requirements prior to covering ARCALYST or any of our current or future product candidates, if approved, or to require extensive or independently performed clinical trials prior to covering or maintaining coverage of our product candidates, if approved;

●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay, including due to the COVID-19 pandemic and the ongoing war in Ukraine;
●	the decision by any applicable regulatory authority whether to clear our current or future product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
●	our ability to anticipate and prevent adverse events caused by our products and product candidates;
●	our ability to improve our product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake and execute on business combinations, collaborations or other strategic transactions;
●	our ability to have our products and product candidates manufactured in accordance with regulatory requirements and at acceptable cost and quality specifications;
●	our ability to successfully manage our growth;
●	our ability to avoid product liability claims and maintain adequate product liability insurance;
●	our ability to obtain regulatory exclusivity;
●	federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates;
●	the impact of the coronavirus disease 2019, or COVID-19, pandemic on our business, including our commercial operations and clinical trials;
●	ownership concentration of our executive officers, directors, certain members of senior management and affiliated shareholders may prevent our shareholders from influencing significant corporate decisions; and
●	our ability to attract and retain skilled personnel.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common shares. The principal risks and uncertainties affecting our business include the following:

●	we have only recently begun generating product revenue, have incurred significant operating losses since our inception, and expect to incur significant operating losses for the foreseeable future and may never achieve or maintain corporate profitability;
●	we will require significant additional funding to develop our portfolio, commercialize our products and product candidates, if approved, and to identify, discover, develop or acquire additional product candidates, and if we are unable to secure financing on acceptable terms when needed, or at all, we could be forced to delay, reduce or cease one or more of our product development plans, research and development programs or other operations or commercialization efforts;
●	we depend heavily on the commercial success of ARCALYST, and have limited experience commercializing a therapeutic, supporting sales, marketing, and distribution activities and maintaining applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result, we may not be able to sustain the commercialization of ARCALYST, or successfully commercialize any future approved product candidates;
●	we depend heavily on the success of one or more of our product candidates, which are in various stages of product development; such success is dependent upon us advancing our product candidates in clinical development, obtaining regulatory approval and ultimately commercializing one or more of our product candidates on a timely basis, if at all;
●	ARCALYST in recurrent pericarditis, as well as our current or future product candidates, if approved, may not gain sustained market acceptance by prescribers, patients, or third-party payors, in which case our ability to generate product revenues will be impaired;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third-party payors provide funding, establish favorable coverage and pricing policies, respond to price increases and set adequate reimbursement levels for our products and product candidates, if approved, and failure to obtain or maintain coverage and adequate reimbursement for our products and product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;
●	the incidence and prevalence for target patient populations of our products and product candidates have not been established with precision, and if the market opportunities for our products and product candidates, if approved, are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be materially adversely affected;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our current or planned preclinical and/or clinical trials, including as a result of delays in obtaining regulatory approvals for indications, site activation, enrollment, and conduct of the trials, which could delay or prevent our product development activities;
●	we rely on third parties, including contract research organizations, or CROs, to activate our sites, conduct or otherwise support our research activities, preclinical studies and clinical trials for our product candidates, and these third parties may not perform satisfactorily, which could delay, prevent or impair our product development activities;

●	we rely on third parties, including independent contract manufacturing organizations, or CMOs, to manufacture our product candidates for preclinical and clinical development, to manufacture our commercial supply of ARCALYST, and supply of drug substance and drug product for our products and product candidates; and if these third parties do not perform satisfactorily, including by producing insufficient commercial supply of ARCALYST to meet patient demand, or are impacted by delays or supply shortages, our product development activities, regulatory approval, and commercialization efforts may be delayed, prevented or impaired;
●	the ongoing COVID-19 pandemic, and related measures taken in response, including measures imposed or re-imposed in light of new variants of the virus, may have an adverse impact on our business and operations as well as those of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including regulatory authorities;
●	all of our products and product candidates have been licensed or acquired from other parties; if those parties did not adequately protect and we are unable to adequately protect such products and product candidates, or to secure and maintain freedom to operate, others could preclude us from commercializing our products and product candidates, if approved, or compete against us more directly;
●	we face significant competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not successfully execute our growth strategy to identify, discover, develop, license or acquire additional product candidates or technologies, and our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions; and
●	concentration of ownership of the voting power of our common shares may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A common shares.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$94,307	$122,470
Short-term investments	43,901	59,731
Accounts receivable, net	7,808	3,985
Inventory	19,916	3,675
Prepaid expenses and other current assets	14,006	6,585
Total current assets	179,938	196,446
Property and equipment, net	2,150	2,834
Operating lease right-of-use assets	4,069	5,550
Other long-term assets	5,669	8,720
Intangible asset, net	18,750	19,250
Total assets	$210,576	$232,800

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,522	$1,868
Accrued expenses	34,500	38,031
Operating lease liabilities	3,336	3,381
Other current liabilities	3,186	1,544
Total current liabilities	43,544	44,824
Non-current liabilities:
Non-current operating lease liabilities	1,278	2,669
Deferred revenue	12,000	—
Other long-term liabilities	260	270
Total liabilities	57,082	47,763
Commitments and contingencies (Note 14)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 34,426,089 shares and 34,059,725 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9	8
Class B common shares, par value of $0.000273235 per share; 1,813,457 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1	1
Class A1 common shares, $0.000273235 par value; 17,129,603 shares issued and outstanding as of June 30, 2022 and December 31, 2021	5	5
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of June 30, 2022 and December 31, 2021	4	4
Additional paid-in capital	874,153	860,482
Accumulated other comprehensive loss	(90)	(66)
Accumulated deficit	(720,588)	(675,397)
Total shareholders’ equity	153,494	185,037
Total liabilities and shareholders’ equity	$210,576	$232,800

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$26,972	$7,704	$49,161	$7,704
Collaboration revenue	—	—	10,000	—
Total revenue	26,972	7,704	59,161	7,704
Costs and operating expenses:
Cost of goods sold	5,029	2,466	9,248	2,466
Collaboration expenses	3,672	—	11,926	—
Research and development	13,798	23,945	34,615	52,628
Selling, general and administrative	23,841	21,848	46,059	42,448
Total operating expenses	46,340	48,259	101,848	97,542
Loss from operations	(19,368)	(40,555)	(42,687)	(89,838)
Interest income	103	6	137	15
Loss before provision for income taxes	(19,265)	(40,549)	(42,550)	(89,823)
Provision for income taxes	(716)	(1,014)	(2,641)	(1,224)
Net loss	$(19,981)	$(41,563)	$(45,191)	$(91,047)
Net loss per share attributable to common shareholders—basic and diluted	$(0.29)	$(0.61)	$(0.65)	$(1.33)
Weighted average common shares outstanding—basic and diluted	69,289,972	68,395,703	69,213,860	68,332,943
Comprehensive loss:
Net loss	$(19,981)	$(41,563)	$(45,191)	$(91,047)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	13	48	(24)	61
Total other comprehensive gain (loss)	13	48	(24)	61
Total comprehensive loss	$(19,968)	$(41,515)	$(45,215)	$(90,986)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	69,060,403	$18	$860,482	$(66)	$(675,397)	$185,037
Issuance of Class A common shares under incentive award plans	210,720	1	422	—	—	423
Share-based compensation expense	—	—	6,031	—	—	6,031
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(25,210)	(25,210)
Balances at March 31, 2022	69,271,123	$19	$866,935	$(103)	$(700,607)	$166,244
Issuance of Class A common shares under incentive award plans	155,644	—	542	—	—	542
Share-based compensation expense	—	—	6,676	—	—	6,676
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	13	—	13
Net loss	—	—	—	—	(19,981)	(19,981)
Balances at June 30, 2022	69,426,767	$19	$874,153	$(90)	$(720,588)	$153,494

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	68,215,022	$18	$829,424	$(34)	$(517,473)	$311,935
Issuance of Class A common shares under incentive award plans	115,012	—	1,106	—	—	1,106
Share-based compensation expense	—	—	7,126	—	—	7,126
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	13	—	13
Net loss	—	—	—	—	(49,484)	(49,484)
Balances at March 31, 2021	68,330,034	$18	$837,656	$(21)	$(566,957)	$270,696
Issuance of Class A common shares under incentive award plans	134,715	—	887	—	—	887
Share-based compensation expense	—	—	5,717	—	—	5,717
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	48	—	48
Net loss	—	—	—	—	(41,563)	(41,563)
Balances at June 30, 2021	68,464,749	$18	$844,260	$27	$(608,520)	$235,785

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(45,191)	$(91,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,307	1,029
Share-based compensation expense	12,707	12,843
Non-cash lease expense	1,481	1,193
Amortization of premiums and accretion of discounts on short-term investments	240	603
Loss on disposal of property and equipment	34	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,421)	(196)
Accounts receivable, net	(3,823)	(2,551)
Inventory	(16,241)	(6,381)
Other long-term assets	2,918	(279)
Accounts payable	654	3,654
Accrued expenses and other current liabilities	(1,889)	2,753
Operating lease liabilities	(1,436)	(863)
Deferred revenue	12,000	—
Other long-term liabilities	(10)	337
Net cash used in operating activities	(44,670)	(78,905)
Cash flows from investing activities:
Proceeds from sale of property and equipment	91	—
Purchases of property and equipment	(115)	(113)
Purchases of short-term investments	(55,734)	(97,460)
Proceeds from the maturities of short-term investments	71,300	248,400
Intangible asset acquired	—	(20,000)
Net cash provided by investing activities	15,542	130,827
Cash flows from financing activities:
Proceeds from issuance of Class A common shares under incentive award plans and employee share purchase plan	1,558	1,993
Payments in connection with Common Stock tendered for employee tax obligations	(593)	—
Net cash provided by financing activities	965	1,993
Net increase (decrease) in cash, cash equivalents and restricted cash	(28,163)	53,915
Cash, cash equivalents and restricted cash at beginning of period	122,470	114,248
Cash, cash equivalents and restricted cash at end of period	$94,307	$168,163

Supplemental information:
Cash paid for income taxes	$3,293	$—

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

The Company is subject to risks and uncertainties common to early, commercial stage companies in the biopharmaceutical industry and global health, societal, economic and market conditions, including adverse impact from the coronavirus disease 2019 (“COVID-19”) pandemic, the ongoing war in Ukraine, the Company’s dependence on third parties, including CROs and CMOs, the Company’s limited experience obtaining regulatory approvals, the potential failure of the Company to successfully complete research and development of its current or future product candidates, the potential inability of the Company to adequately protect its technology, potential competition, and the uncertainty that any current or future product candidates will obtain necessary government regulatory approval, that ARCALYST will continue to be commercially viable, and that any of the Company’s current or future product candidates, if approved, will be commercially viable. Such risks and uncertainties, especially those risks and uncertainties arising from the ongoing COVID-19 pandemic, may be subject to substantial and uncertain changes, which may cause significant disruption to the Company’s business and operations, preclinical studies and clinical trials, the business and operations of the third parties with whom the Company conducts business and the national and global economies, all of which may have material impacts on the Company’s business, financial condition and results of operations.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The Company’s accounting policies are described in the Notes to

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Consolidated Financial Statements in the Company’s 2021 Form 10-K and updated, as necessary, in this report. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations for the three and six months ended June 30, 2022 and 2021, the changes in its shareholders’ equity for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2022, the Company had an accumulated deficit of $720,588. During the six months ended June 30, 2022, the Company incurred a net loss of $45,191 and used $44,670 cash in operating activities. The Company expects to continue to generate operating losses and cash used in operations for the foreseeable future. As of June 30, 2022, the Company had cash, cash equivalents and short-term investments of $138,208.

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

Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. We recognize revenue associated with each performance obligation as the control over the promised goods or services transfer to our collaboration partner which occurs either at a point in time or over time. If control transfers over time, revenue is recognized by using a method of measuring progress that best depicts the transfer of goods or services. We evaluate the measure of progress and related inputs each reporting period and any resulting adjustments to revenue are recorded on a cumulative catch-up basis.

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

	Fair Value Measurements
	as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$33,238	$—	$—	$33,238
Cash equivalents — U.S. Treasury notes	—	6,997	—	6,997
Short-term investments — U.S. Treasury notes	—	43,901	—	43,901
	$33,238	$50,898	$—	$84,136

	Fair Value Measurements
	as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$94,324	$—	$—	$94,324
Short-term investments — U.S. Treasury notes	—	59,731	—	59,731
	$94,324	$59,731	$—	$154,055

During the six months ended June 30, 2022 and the year ended December 31, 2021 there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of June 30, 2022 and December 31, 2021 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
June 30, 2022
Cash Equivalents - U.S. Treasury notes	$6,998	$—	$(1)	$—	$6,997
Short-term investments — U.S. Treasury notes	43,939	—	(38)	—	43,901
	$50,937	$—	$(39)	$—	$50,898

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2021
Short-term investments — U.S. Treasury notes	$59,745	$1	$(15)	$—	$59,731
	$59,745	$1	$(15)	$—	$59,731

As of June 30, 2022, the Company held 14 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $43,901 at June 30, 2022. As of December 31, 2021, the Company held 11 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $49,739 at December 31, 2021. As of June 30, 2022 and December 31, 2021, these securities were held by the Company in an unrealized loss position for less than 12 months. The Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2022 and December 31, 2021.

4.           Product Revenue, Net

ARCALYST

Following the approval by the U.S. Food and Drug Administration (“FDA”) of ARCALYST on March 18, 2021, the Company began generating product revenue from sales of ARCALYST in April 2021.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product revenue, net	$26,972	$7,704	$49,161	$7,704

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2022:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2021	$515	$719	$101	$1,335
Current provisions relating to sales in the current year	3,303	1,621	135	5,059
Payments/returns relating to sales in the current year	(2,255)	(448)	—	(2,703)
Payments/returns relating to sales in the prior years	(301)	(621)	—	(922)
Balance at June 30, 2022	$1,262	$1,271	$236	$2,769

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Total revenue-related reserves as of June 30, 2022 and December 31, 2021, included in our consolidated balance sheets, are summarized as follows:

	June 30,	December 31,
	2022	2021
Reduction of accounts receivable	$(130)	$(50)
Components of other current liabilities	2,899	1385
Total revenue-related reserves	$2,769	$1,335

Accounts receivable, net as of June 30, 2022 and December 31, 2021 related to product revenue was $7,632 and $3,910, respectively.

5.           Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$—	$—
Work-in-process	—	—
Finished Goods	19,916	3,675
	$19,916	$3,675

6.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2022	2021
Furniture, fixtures and vehicles	$225	$62
Computer hardware and software	345	341
Leasehold improvements	3,931	3,931
Lab equipment	4,068	4,249
Construction in progress	10	166
Total property and equipment	8,579	8,749
Less: Accumulated depreciation	(6,429)	(5,915)
Total property and equipment, net	$2,150	$2,834

Depreciation expense was $350 and $416 during the three months ended June 30, 2022 and 2021, respectively, and $709 and $706 during the six months ended June 30, 2022 and 2021, respectively.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

7.           Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments as of June 30, 2022 and December 31, 2021 are summarized in the following table.

		As of June 30, 2022			As of December 31, 2021
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$1,250	$18,750	$20,000	$750	$19,250
		$20,000	$1,250	$18,750	$20,000	$750	$19,250

8.           Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued research and development expenses	$14,374	$24,977
Accrued employee compensation and benefits	7,410	8,916
Accrued collaboration expenses	9,612	835
Accrued legal, commercial and professional fees	2,734	2,933
Other	370	370
	$34,500	$38,031

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

2015 Plan

As of June 30, 2022, there were 2,050,155 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance thereunder pursuant to such awards.

2018 Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Plan, which became effective on May 23, 2018. The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”) and other share- or cash- based awards. As of June 30, 2022, 2,659,928 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2021, pursuant to the 2018 ESPP’s evergreen provision, the Company’s board of directors approved an increase in the number of shares available for future issuance under the 2018 ESPP, as of January 1, 2022,

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

of 90,000 shares. As of June 30, 2022, 644,801 Class A common shares were available for future issuance under the 2018 ESPP.

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding as of December 31, 2021	9,226,846	$14.14
Granted	1,561,160	$10.74
Exercised	(207,972)	$5.45
Forfeited	(1,006,491)	$15.60
Outstanding as of June 30, 2022	9,573,543	$13.62
Share options exercisable as of June 30, 2022	5,246,401	$13.54
Share options unvested as of June 30, 2022	4,327,142	$13.72

As of June 30, 2022, total unrecognized compensation expense related to the unvested share option awards was $37,588 which is expected to be recognized over a weighted average remaining period of 2.53 years.

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

During the three months ended June 30, 2022 and 2021, the Company recognized compensation expense of $932 and $526, respectively, related to RSUs including those granted in connection with the RLTIP. During the six months ended June 30, 2022 and 2021, the Company recognized compensation expense of $1,551 and $2,030, respectively, related to RSUs including those granted in connection with the RLTIP.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes RSU activity, including the RSUs outstanding under the RLTIP for the six months ended June 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2021	885,021	$15.72
Granted	655,099	$10.71
Vested	(170,254)	$15.79
Forfeited	(211,122)	$14.08
Unvested RSUs as of June 30, 2022	1,158,744	$13.17

As of June 30, 2022, total unrecognized compensation cost related to the RSU awards was $12,743 which is expected to be recognized over a weighted average remaining period of 3.24 years.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of goods sold	$112	$39	$292	$39
Research and development expenses	1,608	1,923	3,584	4,557
Selling, general and administrative expenses	4,956	3,755	8,831	8,247
	$6,676	$5,717	$12,707	$12,843

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

Pursuant and subject to the terms of the Collaboration Agreements, Huadong has the exclusive right to conduct Territory-specific development activities for the Licensed Products in the Territory, the first right to support global development of the Licensed Products by serving as the sponsor of the global clinical trials conducted in the Territory and the exclusive right to commercialize the Licensed Products in the Territory. Huadong will be responsible for all costs of development activities and commercialization in the Territory. Both the Company and Huadong participate in a Joint Steering Committee (“JSC”), which coordinates and oversees the exploitation of the Licensed Products in the Territory.

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

The Company assessed the above promises and determined that the exclusive license for mavrilimumab in the Territory is reflective of a vendor-customer relationship and therefore represents a performance obligation within the scope of ASC 606. The exclusive license for mavrilimumab in the Territory is considered functional intellectual property and distinct from other promises under the Collaboration Agreement as Huadong can benefit from the license on its own or together with other readily available resources and the license is separately identifiable from the other promises. The clinical manufacturing supply of certain materials for mavrilimumab products in the Territory is considered distinct from the exclusive license for mavrilimumab as Huadong can benefit from the manufacturing services together with the license transferred by the Company at the inception of the Collaboration Agreement. Therefore, each represents a separate performance obligation within a contract with a customer under the scope of ASC 606 at contract inception.

The Company determined the transaction price under ASC 606 at the inception of the mavrilimumab Collaboration Agreement which includes $10,000, consisting of the upfront payment. The Company also includes an estimate of variable consideration associated with the clinical manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones is deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met, under the sales or usage-based royalty exception of Topic 606.

As noted above, the Company identified two performance obligations in the mavrilimumab Collaboration Agreement: (i) the delivery of the exclusive license for mavrilimumab in the Territory; and (ii) the clinical manufacturing supply of certain materials for mavrilimumab products in the Territory. The selling price of each performance obligation in the mavrilimumab Collaboration Agreement was determined based on the Company’s standalone selling price (“SSP”) with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the variable consideration related to the manufacturing obligations to the future clinical supply of mavrilimumab products in the Territory and the remaining fixed and variable consideration to the license obligation. The Company recognizes revenue for the license performance obligations at a point in time, that is upon transfer of the license to Huadong. As control of the license was transferred on the Effective Date and Huadong could begin to use and benefit from the license, the Company recognized $10,000 of collaboration revenue during the six months ended June 30, 2022 under the mavrilimumab Collaboration Agreement. The Company will recognize revenue for the clinical manufacturing supply obligations at a point in time, that is upon each delivery of the supply to Huadong.

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

The Company determined the transaction price under ASC 606 at the inception of the rilonacept Collaboration Agreement which includes $12,000, consisting of the upfront payment. The Company also includes an estimate of variable consideration associated with the clinical manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones, sales milestones and royalties are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties and sales milestones will be recognized as the Company delivers the commercial manufactured product to Huadong. Any changes in estimates may result in a cumulative catch-up based on the number of units of manufactured product delivered.

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

The Company has not recognized any revenue under the rilonacept License Agreement for the three months and six months ended June 30, 2022 as there has been no delivery of materials under the rilonacept License Agreement to date. The full transaction price of $12,000 is recorded in long-term deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes deferred revenue in connection with collaboration agreements for the six months ended June 30, 2022:

	Balance at			Balance at End
	Beginning of Period	Additions	Deductions	of Period
Six Months Ended June 30, 2022
Huadong rilonacept	$—	$12,000	$—	$12,000
Deferred revenue	$—	$12,000	$—	$12,000

11.           In-license, Acquisition and Collaboration Agreements

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

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of June 30, 2022. Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

The Company also agreed to pay certain obligations under third-party contracts retained by Biogen that relate to the vixarelimab program. Under these retained contracts, the Company paid a one-time upfront sublicense fee and is obligated to pay insignificant annual maintenance fees as well as clinical and regulatory milestone payments of up to an aggregate of $1,575.

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

During the three and six months ended June 30, 2022, the Company recorded research and development expense of $34, related to the annual maintenance in connection with the Biogen Agreement. During the three and six months ended June 30, 2021, the Company recorded research and development expense of $14 and $28 respectively, related to the annual maintenance fee in connection with the retained contracts.

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

During the three and six months ended June 30, 2022 and 2021, the Company did not record any research and development expense in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  In addition, should there be a transfer of technology related to the manufacture of ARCALYST, then, to the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) such technology transfer shall also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three and six months ended June 30, 2022, the Company recognized $3,672 and $11,926 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses. The Company recorded $6,000 of profit sharing expense in February 2022 related to the rilonacept Collaboration Agreement that is currently recorded in short-term liabilities. For the three and six months ended June 30, 2021 the Company did not recognize any collaboration expenses related to the profit sharing agreement.

Pursuant to the Regeneron Agreement, in September 2017, the parties entered into a clinical supply agreement under which Regeneron agreed to manufacture materials solely for the Company’s use in development activities. Pursuant to the Regeneron Agreement, during the year ended December 31, 2021, the Company entered into a commercial supply agreement under which Regeneron agreed to manufacture product for the Company’s use, including for commercial sales. The commercial supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three and six months ended June 30, 2022 and 2021, the Company did not incur any research and development expense related to the purchase of drug materials under the clinical supply agreement. As of June 30, 2022 and December 31, 2021, the Company recorded inventory of $19,916 and $3,675, respectively, related to the purchase of commercial product under the commercial supply agreement (see Note 5). As of June 30, 2022, the Company had non-cancelable purchase commitments under the commercial supply agreement (see Note 14).

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

The Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in aggregate for the first two indications, of which $57,500 remain as of June 30, 2022. In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. In July 2020, the Company entered into an amendment to the MedImmune Agreement to establish a new coronavirus field and defer the payment of certain development and regulatory milestones as applied to the new coronavirus field. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000 and higher. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double-digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

During the three and six months ended June 30, 2022 and 2021, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

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

Basic and diluted net loss per share attributable to common shareholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common shareholders	$(19,981)	$(41,563)	$(45,191)	$(91,047)
Denominator:
Weighted average common shares outstanding—basic and diluted	69,289,972	68,395,703	69,213,860	68,332,943
Net loss per share attributable to common shareholders— basic and diluted	$(0.29)	$(0.61)	$(0.65)	$(1.33)

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

	As of June 30,
	2022	2021
Options to purchase common shares	9,573,543	9,448,244
Unvested RSUs	1,158,744	495,773
	10,732,287	9,944,017

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

Although Bermuda has no corporate income tax the Company’s income tax rate for the three and six months ended June 30, 2022 is due to income subject to United States taxation under the Kiniksa US cost plus arrangements with the Company, and U.S. federal and state research tax credits (“R&D credits). Income tax provision for the three and six months ended June 30, 2022 was $716 and $2,641, respectively primarily related to the tax impact from the current tax expense. The current income tax expense is primarily a result of the taxable income earned by Kiniksa US under its cost plus arrangement and required capitalization of R&D expenses offset in part by tax benefits from the U.S. federal and state research and development credits, the Foreign Derived Intangible Income (“FDII”) deduction and share-based compensation taxable events.

Management examines all positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize existing deferred tax assets. The Company previously determined it was more likely than not that a majority of its net deferred tax assets would not be realized and concluded that a valuation allowance was required, which eliminated its net deferred tax assets recorded in its balance sheet. In the future, if the Company believes that it is more likely than not that it will realize the benefit of these deferred tax assets, it will adjust the valuation allowance and recognize an income tax benefit. As a result of the license agreement entered into with Genentech, Inc. and F. Hoffman-La Roche Ltd (collectively, “Genentech”) (Note 15), which is expected to close in September 2022 and result in significant book and taxable income, as well as continued commercial execution of ARCALYST, it is reasonably possible that the Company will release its valuation allowance on its UK and US deferred tax assets within one year. There are no material deferred tax assets in the jurisdictions outside Kiniksa US and Kiniksa UK.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

14.         Commitments and Contingencies

License Agreements

The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Manufacturing Commitments

The Company entered into a commercial supply agreement with Regeneron to provide both clinical supply and commercial product (see Note 11). The Company entered into agreements with several CMOs to provide the Company with preclinical and clinical trial materials. As of June 30, 2022, the Company had committed to minimum payments under these agreements totaling $37,211 all of which are due within one year.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2022 or December 31, 2021.

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

15.         Subsequent Event

On August 2, 2022, the Company entered into a license agreement with Genentech, pursuant to which the Company agreed to grant Genentech exclusive rights, including the right to sublicense, to develop and commercialize vixarelimab and related antibodies worldwide. Under the license agreement, the Company will receive upfront and near-term cash payments of $100,000 and will be eligible to receive up to approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones. The Company will be eligible to receive tiered royalties on escalating tiers of annual net sales of licensed products ranging from low double digits to mid-teens. The transaction is subject to certain closing conditions, including receipt of antitrust clearance.

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

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. Our portfolio of assets, ARCALYST® (rilonacept), KPL-404, mavrilimumab, and vixarelimab , are based on strong biologic rationale or validated mechanisms, target underserved conditions, and offer the potential for differentiation. These assets are designed to modulate immunological pathways across a spectrum of diseases.

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

KPL-404 is an investigational monoclonal antibody inhibitor of CD40-CD154 interaction. In 2019, we acquired all of the outstanding securities of Primatope Therapeutics, Inc., or Primatope, the company that owned or controlled the intellectual property related to KPL-404. In connection with our acquisition of Primatope, we acquired an exclusive world-wide license to KPL-404 from Beth Israel Deaconess Medical Center, Inc. The CD40-CD154 interaction is a key T-cell co-stimulatory signal critical for B-cell maturation, immunoglobulin class switching and Type 1 immune response. We believe disrupting the CD40-CD154 interaction is an attractive approach to address multiple autoimmune disease pathologies such as rheumatoid arthritis, or RA, Sjogren’s syndrome, Graves’ disease, systemic lupus erythematosus and solid organ transplant graft rejection. In May 2021, we announced positive final data from our Phase 1 clinical trial of KPL-404 in healthy volunteers, which evaluated safety and pharmacokinetics, as well as receptor occupancy and T-cell dependent antibody response. In December 2021, we initiated a Phase 2 proof-of-concept clinical trial of KPL-404 in RA, which is designed to evaluate pharmacokinetics, safety and efficacy with subcutaneous administration.

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting granulocyte-macrophage colony stimulating factor receptor alpha, or GM-CSFRα. In 2017, we licensed exclusive worldwide rights in all indications to mavrilimumab from MedImmune, Limited or MedImmune. We are evaluating mavrilimumab development in rare cardiovascular diseases where the GM-CSF mechanism has been implicated and that have synergies with our existing commercial infrastructure. In parallel, we may also explore the use of mavrilimumab through research collaborations in other development areas. We previously evaluated mavrilimumab in giant cell arteritis, or GCA, a chronic inflammatory disease of the medium-to-large arteries, and COVID-19-related acute respiratory distress syndrome, or ARDS.

Vixarelimab is an investigational monoclonal antibody inhibitor of signaling through oncostatin M receptor beta, or OSMRβ. We acquired worldwide rights to vixarelimab in all indications from Biogen MA Inc., or Biogen, in 2016. We are currently evaluating vixarelimab for the potential treatment of prurigo nodularis, a chronic inflammatory skin condition. In August 2022, we entered into an agreement to grant Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively, “Genentech”) an exclusive worldwide license to develop and commercialize vixarelimab. Such transaction is expected to close in September 2022, subject to certain closing conditions. Pursuant to such agreement, we have agreed to complete our in-progress Phase 2b dose-ranging clinical trial of vixarelimab for the treatment of prurigo nodularis, however we will not disclose data from this trial in the second half of 2022.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve corporate profitability will depend heavily on the continued commercialization of ARCALYST and the development and eventual commercialization of one or more of our current or future product candidates, if approved. While our ARCALYST collaboration with Regeneron has achieved profitability, such profits remain small compared to our total net losses and there is no guarantee that our ARCALYST collaboration with Regeneron will remain profitable in the future. For the six months ended June 30, 2022, our net losses were $45.2 million. As of June 30, 2022 we had an accumulated deficit of $720.6 million. We expect to continue to incur significant operating losses as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, we expect to continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution of ARCALYST. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

Because of the numerous risks and uncertainties associated with product development, including any impact from the COVID-19 pandemic, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain corporate profitability. Even if we are able to continue to commercialize ARCALYST and generate product sales from one or more of our current or future product candidates, if approved, we may not become profitable. If we fail to become profitable or are unable to sustain corporate profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $138.2 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed.

Components of Our Results of Operations

Product revenue, net

Following the FDA approval of ARCALYST in March 2021 for recurrent pericarditis, we began generating product revenue from sales of ARCALYST in April 2021. ARCALYST is sold through a third party logistics provider that distributes primarily through a network of authorized specialty pharmacies and specialty distributors, collectively, the customers, which deliver the medication to patients by mail.

Net revenue from product sales is recognized at the transaction price when the customers obtain control of our product, which occurs at a point in time, typically upon shipment of the product from the third party logistics provider.

Our net revenues represent total revenues adjusted for discounts and allowances, including estimated cash discounts, chargebacks, rebates, returns, copay assistance, and specialty pharmacy and distributor fees. These adjustments represent variable consideration under ASC Topic 606, Revenue from Contracts with Customers, and are estimated using the expected value method and are recorded when revenue is recognized on the sale of the product. These adjustments are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, communications with customers and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products.

Collaboration revenue

Collaboration revenue includes amounts recognized related to upfront payments, royalty revenue, and milestone payments. On February 21, 2022, we entered into two collaboration and license agreements or the Collaboration Agreements, with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), pursuant to which we granted Huadong exclusive rights to develop and commercialize rilonacept and mavrilimumab, referred to as the Licensed Products, in the Asia Pacific region excluding Japan, or the Territory. We otherwise retained our current rights to the Licensed Products outside the Territory.

Under the Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which includes $12.0 million for the Territory license of rilonacept and $10.0 million for the Territory license of mavrilimumab. In addition, we will be eligible to receive contingent payments, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay us tiered percentage royalties on a Licensed Product-by-Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Licensed Product in the Territory, subject to certain reductions tied to rilonacept manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Licensed Product-by-Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Licensed Product in such country or region in the Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers the applicable Licensed Product in such country or region in the Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Licensed Product in such country or region in the Territory. We recognized the $10.0 million related to the mavrilimumab license during the six months ended June 30, 2022. We deferred the $12.0 million related to the rilonacept license agreement as of June 30, 2022, as no materials were shipped during the six months ended June 30, 2022.

Operating Expenses

Cost of Goods Sold

Cost of goods sold includes production and distribution costs of ARCALYST, and amortization of the $20.0 million payment we made to Regeneron in the first quarter of 2021 upon achievement of a regulatory milestone, and other miscellaneous product costs associated with ARCALYST. Cost of goods sold also includes labor and overhead costs associated with the production of ARCALYST associated with quality control, quality assurance, and supply chain activities.

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

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, there is no corporate income tax levied on an exempted company’s income, resulting in an effective zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses, while our assets remain in Bermuda. Our wholly owned U.S. subsidiaries, Kiniksa US, and Primatope are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals GmbH are subject to taxation in their respective countries. Our provision for income taxes relates mainly to U.S. taxable income, generated by our wholly owned subsidiary Kiniksa US. In the first quarter of 2022 we transferred exclusive rights to develop and commercialize mavrilimumab in the Asia Pacific region, excluding Japan, to Kiniksa UK. Subsequent to June 30, 2022 we transferred exclusive worldwide rights to develop and commercialize vixarelimab to Kiniksa UK.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021	Change

	(in thousands)

Revenue:
Product revenue, net	$26,972	$7,704	$19,268
Collaboration revenue	—	—	—
Total revenue	26,972	7,704	19,268
Costs and Operating expenses:
Cost of goods sold	5,029	2,466	2,563
Collaboration expenses	3,672	—	3,672
Research and development	13,798	23,945	(10,147)
Selling, general and administrative	23,841	21,848	1,993
Total operating expenses	46,340	48,259	(1,919)
Loss from operations	(19,368)	(40,555)	21,187
Interest income	103	6	97
Loss before provision for income taxes	(19,265)	(40,549)	21,284
Provision for income taxes	(716)	(1,014)	298
Net loss	$(19,981)	$(41,563)	$21,582

Product Revenue, Net

Following the FDA approval of ARCALYST in March 2021 for recurrent pericarditis, we began generating product revenue from sales of ARCALYST in April 2021. We recognized net revenue from the sale of ARCALYST of $27.0 million for the three months ended June 30, 2022, compared to $7.7 million for the three months ended June 30, 2021, an increase of $19.3 million. The increase in product revenue was primarily driven by an increase in patients.

Collaboration Revenue

We had no collaboration revenue for the three months ended June 30, 2022 and 2021. We expect to recognize the $12.0 million of deferred collaboration related to the rilonacept Collaboration Agreement over the anticipated supply period.

Cost of Goods Sold

Upon the first sale commencing in April 2021, we began generating cost of goods sold associated with the sales of ARCALYST. We recognized cost of goods sold from the sale of ARCALYST of $5.0 million for the three months ended June 30, 2022, compared to $2.5 million for the three months ended June 30, 2021, an increase of $2.6 million. The cost of goods sold for the three month ended June 30, 2022 and 2021 each include $0.3 million for the amortization of the payment we made to Regeneron in the first quarter of 2021 upon the achievement of a regulatory milestone. The increase in cost of goods sold relates primarily to the increase in sales and an increase in the average cost per unit. The increase in the average cost per unit is largely attributable to selling through repurposed clinical supply that was previously expensed through R&D and carried at zero-cost.

Collaboration Expenses

Collaboration expenses were $3.7 million for the three months ended June 30, 2022. Our collaboration with Regeneron continued to be profitable for the three months ended June 30, 2022 after first achieving profitability in the fourth quarter of 2021, following three quarters of commercial availability of ARCALYST for recurrent pericarditis. We expect to continue to incur collaboration expenses associated with sales of ARCALYST.

Research and Development Expenses

	Three Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
Rilonacept	$(614)	$3,212	$(3,826)
KPL-404	1,712	1,814	(102)
Mavrilimumab	977	7,054	(6,077)
Vixarelimab	3,634	2,130	1,504
Unallocated research and development expenses:
Personnel related (including share-based compensation)	5,209	6,341	(1,132)
Other	2,880	3,394	(514)
Total research and development expenses	$13,798	$23,945	$(10,147)

Research and development expenses were $13.8 million for the three months ended June 30, 2022, compared to $23.9 million for the three months ended June 30, 2021, a decrease of $10.1 million.

The direct costs for our ARCALYST program were ($0.6) million during the three months ended June 30, 2022, compared to $3.2 million during the three months ended June 30, 2021, a decrease of $3.8 million. The expense reduction for the three months ended June 30, 2022 is due to lower than expected RHAPSODY trial cost, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, identified during the close-out activities offset by the limited current period remaining costs. The expenses for the three months ended June 30, 2021 related primarily to the long-term extension portion of the RHAPSODY trial.

The direct costs for our KPL-404 program were $1.7 million during the three months ended June 30, 2022, compared to $1.8 million during the three months ended June 30, 2021, a decrease of $0.1 million. The decrease in expenses incurred primarily related to the continuation costs of our Phase 2 trial in RA during the three months ended June 30, 2022 as compared to the limited clinical trial expenses for manufacturing of drug product for the anticipated Phase 2 trial in RA.

The direct costs for our mavrilimumab program were $1.0 million during the three months ended June 30, 2022, compared to $7.1 million during the three months ended June 30, 2021, or a decrease of $6.1 million. The decrease in expenses incurred related primarily to the wind-down activities of the Phase 3 clinical trial during the three months ended June 30, 2022, while during the three months ended June 30, 2021 expenses incurred related to our Phase 2/3 clinical trial in COVID-19 related ARDS.

The direct costs for our vixarelimab program were $3.6 million during the three months ended June 30, 2022, compared to $2.1 million during the three months ended June 30, 2021, an increase of $1.5 million. Expenses incurred during the three months ended June 30, 2022 were primarily related to our continuation of the Phase 2b clinical trial in prurigo nodularis while during the three months ended June 30, 2021 expenses were primarily related to the initiation of our Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $8.1 million for the three months ended June 30, 2022 compared to $9.7 million for the three months ended June 30, 2021, a decrease of $1.6 million. The decrease of $1.6 million in unallocated research and development expenses was primarily due to a reduction in resources to support our ongoing clinical trials. Personnel-related costs for the three months ended June 30, 2022 and 2021 included share-based compensation of $1.6 million and $2.0 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $23.8 million for the three months ended June 30, 2022 compared to $21.8 million for the three months ended June 30, 2021. The increase of $2.0 million was primarily due to an increase of $2.5 million in sales and marketing associated with the commercial operations of ARCALYST. Personnel-related costs for the three months ended June 30, 2022 and 2021 included share-based compensation of $5.0 million and $3.8 million, respectively.

Provision for Income Taxes

For the three months ended June 30, 2022, we recorded an income tax provision of $0.7 million relating primarily to the current tax expense due to income from our cost plus arrangements in the United States, net of utilized federal and state research tax credits. For the three months ended June 30, 2021, we recorded a provision for income taxes of $1.0 million relating primarily to the tax impact from the current tax expense due to income from our cost plus arrangements in the United States, net of R&D credits utilized offset by tax benefit related to the exercise of share options. As a result of the license agreement entered into with Genentech, which is expected to result in significant book and taxable income, as well as continued commercial execution of ARCALYST, it is reasonably possible that we will release our valuation allowance on our UK and US deferred tax assets within one year.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
Revenue:
Product revenue, net	$49,161	$7,704	$41,457
Collaboration revenue	10,000	—	10,000
Total revenue	59,161	7,704	51,457
Operating expenses:
Cost of goods sold	9,248	2,466	6,782
Collaboration expenses	11,926	—	11,926
Research and development	34,615	52,628	(18,013)
Selling, general and administrative	46,059	42,448	3,611
Total operating expenses	101,848	97,542	4,306
Loss from operations	(42,687)	(89,838)	47,151
Interest income	137	15	122
Loss before provision for income taxes	(42,550)	(89,823)	47,273
Provision for income taxes	(2,641)	(1,224)	(1,417)
Net loss	$(45,191)	$(91,047)	$45,856

Product Revenue, Net

Following the FDA approval of ARCALYST in March 2021 for recurrent pericarditis, we began generating product revenue from sales of ARCALYST in April 2021. We recognized net revenue from the sale of ARCALYST of $49.2 million for the six months ended June 30, 2022, compared to $7.7 million, for the six months ended June 30, 2021, an increase of $41.5 million. The increase in product revenue was primarily driven by an increase in patients.

Collaboration Revenue

Collaboration revenue for the six months ended June 30, 2022 was $10.0 million. The $10.0 million in revenue was recognized upon the signing of the mavrilimumab Collaboration Agreement in February of 2022. We expect to recognize the $12.0 million of deferred collaboration related to the rilonacept Collaboration Agreement over the anticipated supply period.

Cost of Goods Sold

Upon the first sale commencing in April 2021, we began generating cost of goods sold associated with the sales of ARCALYST. We recognized cost of goods sold from the sale of ARCALYST of $9.2 million for the six months ended June 30, 2022, compared to $2.5 million for the six months ended June 30, 2021, an increase of $6.8 million. The cost of goods sold for the six month ended June 30, 2022 and 2021 each include $0.5 and $0.3 million for the amortization of the payment we made to Regeneron in the first quarter of 2021 upon the achievement of a regulatory milestone, respectively. The increase in cost of goods sold relates primarily to the increase in sales and an increase in the average cost per unit. The increase in the average cost per unit is largely attributable to selling through repurposed clinical supply that was previously expensed through R&D and carried at zero-cost during 2021.

Collaboration Expenses

Collaboration expenses were $11.9 million for the six months ended June 30, 2022. Our collaboration with Regeneron continued to be profitable for the six months ended June 30, 2022 after first achieving profitability in the fourth quarter of 2021, following three quarters of commercial availability of ARCALYST for recurrent pericarditis. The Collaboration expenses for the six months ended June 30, 2022 included $6.0 million due to Regeneron related to the upfront payment from the Huadong rilonacept Collaboration Agreement. We expect to continue to incur collaboration expenses associated with sales of ARCALYST.

Research and Development Expenses

	Six Months Ended
	June 30,
	2022	2021	Change

	(in thousands)
Rilonacept	$1,242	$6,013	$(4,771)
KPL-404	3,918	2,320	1,598
Mavrilimumab	4,489	15,917	(11,428)
Vixarelimab	6,439	4,786	1,653
Unallocated research and development expenses:			—
Personnel related (including share-based compensation)	12,179	16,083	(3,904)
Other	6,348	7,509	(1,161)
Total research and development expenses	$34,615	$52,628	$(18,013)

Research and development expenses were $34.6 million for the six months ended June 30, 2022, compared to $52.6 million for the six months ended June 30, 2021, a decrease of $18.0 million.

The direct costs for our ARCALYST program were $1.2 million during the six months ended June 30, 2022, compared to $6.0 million during the six months ended June 30, 2021, a decrease of $4.8 million. The decrease in expense for the six months ended June 30, 2022 is due to limited current period remaining costs offset by lower than expected RHAPSODY trial cost, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, identified during the close-out activities. The expenses for the six months ended June 30, 2021 related primarily to the long-term extension portion of the RHAPSODY trial.

The direct costs for our KPL-404 program were $3.9 million during the six months ended June 30, 2022, compared to $2.3 million during the six months ended June 30, 2021, an increase of $1.6 million. The increase in expenses incurred primarily related to the continuation costs of our Phase 2 trial in RA during the six months ended June 30, 2022, while during the six months ended June 30, 2021 expenses incurred related primarily to the manufacturing of drug product supply for our anticipated Phase 2 trial in RA.

The direct costs for our mavrilimumab program were $4.5 million during the six months ended June 30, 2022, compared to $15.9 million during the six months ended June 30, 2021, a decrease of $11.4 million. The decrease in expenses incurred related primarily to the wind-down activities of the Phase 3 clinical trial during the six months ended June 30, 2022, while during the six months ended June 30, 2021 expenses incurred related primarily to our Phase 2/3 clinical trial in COVID-19 related ARDS.

The direct costs for our vixarelimab program were $6.4 million during the six months ended June 30, 2022, compared to $4.8 million during the six months ended June 30, 2021, or an increase of $1.7 million. Expenses incurred during the six months ended June 30, 2022 were primarily related to the continuation of our Phase 2b clinical trial in prurigo nodularis while during the six months ended June 30, 2021 expenses were primarily related to the initiation of our Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $18.5 million for the six months ended June 30, 2022 compared to $23.6 million for the six months ended June 30, 2021, a decrease of $5.1 million. The decrease of $5.1 million in unallocated research and development expenses was primarily due to supply chain and quality related costs associated with our commercial ARCALYST program, which are now included as cost of goods sold. Personnel-related costs for the six months ended June 30, 2022 and 2021 included share-based compensation of $3.6 million and $4.6 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $46.1 million for the six months ended June 30, 2022 compared to $42.4 million for the six months ended June 30, 2021. The increase of $3.6 million was primarily due to an increase of $3.7 million in sales and marketing associated with the commercial operations of ARCALYST. Personnel-related costs for the six months ended June 30, 2022 and 2021 included share-based compensation of $8.8 million and $8.2 million, respectively.

Provision for Income Taxes

For the six months ended June 30, 2022, we recorded an income tax provision of $2.6 million relating primarily to the current tax expense due to income from our cost plus arrangements in the United States, net of utilized federal and state research tax credits. For the six months ended June 30, 2021, we recorded a provision for income taxes of $1.2 million relating primarily to the tax impact from the current tax expense due to income from our cost plus arrangements in the United States, net of R&D credits utilized offset by tax benefit related to the exercise of share options. As a result of the license agreement entered into with Genentech, which is expected to result in significant book and taxable income, as well as continued commercial execution of ARCALYST, it is reasonably possible that we will release our valuation allowance on our UK and US deferred tax assets within one year.

Liquidity and Capital Resources

As of June 30, 2022, our principle source of liquidity was cash, cash equivalents and short-term investments, which totaled $138.2 million. Our net losses were $45.2 million and $91.0 million for the six months ended June 30, 2022 and 2021, respectively. We expect to incur operating losses for the foreseeable future.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, annual maintenance fees and to meet due diligence requirements, each based upon specified milestones. Under our license agreement with Regeneron, we have entered into supply agreements to provide both clinical and commercial product. We have committed to minimum payments to Regeneron of $32.6 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $4.7 million, of which $3.4 million are due within one year.

Under various agreements with third parties, we are entitled to receive upfront payments, milestone payments, and royalties, each based upon specified milestones. In the second quarter of 2022 we received $22.0 million of upfront payments as part of the Collaboration Agreements with Huadong. Subsequent to June 30, 2022 we entered into a license agreement with Genentech whereby we will be eligible to receive upfront and near-term payments totaling $100.0 million.

These agreements impact our short-term and long-term liquidity and capital needs.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(44,670)	$(78,905)
Net cash provided by investing activities	15,542	130,827
Net cash provided by financing activities	965	1,993
Net increase (decrease) in cash and cash equivalents and restricted cash	$(28,163)	$53,915

Operating Activities

During the six months ended June 30, 2022, operating activities used $44.7 million of cash, primarily resulting from our net loss of $45.2 million as well as net cash used by our operating assets and liabilities of $15.2 million offset by non-cash charges of $15.7 million. Net cash used by our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of a $16.2 million increase in inventory, and a $7.4 million increase in prepaid expenses and other current assets, offset by an increase of $12.0 million in deferred revenue as a result of the rilonacept Huadong Collaboration Agreement, and a $3.0 million decrease in other long-term assets.

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

Investing Activities

During the six months ended June 30, 2022 investing activities provided $15.5 million of cash, primarily consisting of $71.3 million from proceeds of maturities of short-term investments, partially offset by $55.7 million of purchases of short-term investments.

During the six months ended June 30, 2021 investing activities provided $130.8 million of cash, consisting of $248.4 million from proceeds of maturities of short-term investments, partially offset by $97.5 million of purchases of short-term investments and $20.0 million related to the payment of a regulatory milestone incurred under the Regeneron Agreement.

Financing Activities

During the six months ended June 30, 2022 and 2021, net cash provided by financing activities was $1.0 million and $2.0 million, respectively, consisting of proceeds from the exercise of share options.

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

●	conduct our current and planned clinical trials for our current and future product candidates;
●	increase clinical and commercial manufacturing capabilities or make arrangements with additional third party manufacturers to successfully manufacture our products and product candidates;
●	develop and timely deliver clinical grade and commercial grade product formulations that can be used in our clinical trials and for commercial sale;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	maintain, establish, and/or expand a sales, marketing, medical affairs and distribution infrastructure to commercialize ARCALYST or any of our current or future product candidates for which we may obtain marketing approval and intend to commercialize on our own;
●	launch commercial sales of any of our current or future product candidates, if and when approved, whether alone or in collaboration with others;
●	make milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●	expand our operational, financial and management systems and increase personnel globally to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio; and
●	in-license or acquire other product candidates and technologies or their related businesses if we determine to do so.

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of our company is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed. We anticipate that we may require additional capital if we choose to pursue in-licenses or acquisitions of other product candidates and technologies or their related businesses. We expect to continue to incur significant expenses related to product manufacturing, sales, marketing and distribution of ARCALYST. In addition, if we obtain regulatory approval for any of our current or future product candidates, pursue additional indications or additional territories for our products or any of our current or future product candidates, we expect to incur significant expenses related to product development and manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

During the six months ended June 30, 2022, we included the estimates associated with revenue recognition in our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	accrued research and development expenses;
●	share-based compensation; and
●	revenue recognition

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Further, the COVID-19 pandemic and the ongoing war in Ukraine have adversely impacted the U.S. and global economy and financial markets, and any prolonged impact may affect market interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Typically, it takes many years to develop one new product from the time it is discovered to when it is available for treating patients and development may cease for a number of reasons. We have incurred corporate operating losses in each year since our inception in 2015 and anticipate incurring losses for the foreseeable future. Our future success is dependent on our ability to develop, obtain regulatory approval for and successfully commercialize one or more of our product candidates. While the FDA approved ARCALYST® (rilonacept) for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021, we may not be able to continue to commercialize ARCALYST or obtain significant and sustained revenue from such commercialization.

We have incurred significant losses related to expenses for research and development and our ongoing operations. For the six months ended June 30, 2022, our net losses were $45.2 million and as of June 30, 2022, we had an accumulated deficit of $720.6 million. We expect to continue to incur losses for the foreseeable future as a result of many factors, including:

●supporting our sales, marketing and distribution capabilities, infrastructure and organization to commercialize ARCALYST and any products candidates for which we may obtain marketing approval for indications in the United States;
●our research and preclinical and clinical development of our product candidates, including our Phase 2b dose-ranging study of vixarelimab in prurigo nodularis and our Phase 2 proof-of-concept clinical trial for KPL-404 in RA;
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
●creating additional infrastructure to support our product development and commercialization efforts; and
●experiencing delays or encountering issues with any of the above, including but not limited to the impact of the COVID-19 pandemic and measures taken in response to the pandemic, failed trials, complex results, safety issues, regulatory challenges that require longer follow-up of existing trials, additional major trials, additional supportive trials in order to pursue marketing approval or the global economic slowdown and rising inflation.

See “Risk Factors — Risks related to product development — The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact on our current or planned preclinical studies and clinical trials, which could be significant.”

Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Even if we achieve corporate profitability in the future, we may not be able to sustain such profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity (deficit) and working capital.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, will force us to delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or other operations or commercialization efforts.

The development and commercialization of biopharmaceutical products is capital intensive. We are currently commercializing ARCALYST in the United States for the treatment of recurrent pericarditis, CAPS and DIRA. In addition, we are advancing our product candidates through research, preclinical and clinical development, including our Phase 2b dose-ranging study of vixarelimab in prurigo nodularis and our Phase 2 clinical trial with KPL-404 in RA.

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
●the costs, timing and outcomes of seeking and potentially obtaining approvals from regulatory authorities, including the potential for regulatory authorities to require that we conduct more studies than we currently plan to conduct and the costs of conducting post-marketing studies or implementing a Risk Evaluation and Mitigation Strategy, or REMS, that could be required by regulatory authorities;
●the timing and amount of milestone and other payments we must make under our agreements with Regeneron, MedImmune, Limited, or MedImmune, Biogen MA Inc., or Biogen, BIDMC and the other third parties from whom we have acquired or in-licensed our products and product candidates or from whom we may in the future acquire or in-license products and product candidates;
●the timing and amount of milestone and other payments we may receive under our agreements with Huadong, Genentech and any other third parties to whom we may in the future out-license products and product candidates;
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

We have been commercializing ARCALYST since April 2021. Since that time, we have focused on establishing and expanding our internal capabilities, including but not limited to, sales, marketing, distribution, access and patient support services as well as contracting with third parties to perform certain services. Each aspect of commercialization on its own can be complex, expensive, and time consuming, and, collectively, the required effort for coordination is intensive. While we are more than a year into the commercialization of ARCALYST and have realized revenues from such efforts, there is no guarantee that we will be able to continue our commercialization of the product or be able to maintain the trajectory of growth or significant and sustained revenues in the long-term.

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
●our inability or delay in gaining or maintaining reimbursement and broad patient access at a price that reflects the value of ARCALYST or any of our future products;
●our inability to equip customer-facing personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding applicable diseases relevant to ARCALYST or any of our future products;

●any delays in our ability to produce sufficient quantities of ARCALYST, or any of our future products, at an acceptable cost or quality, including such delays arising out of quality assurance concerns or changes in regulatory guidance, or those caused by our reliance on our third-party manufacturers;
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

In addition, disruptions caused by the evolving COVID-19 pandemic may increase the likelihood that we encounter such difficulties, delays or unforeseen costs. If we experience any such factors that inhibit our efforts to commercialize ARCALYST or any of our product candidates, if approved, our business, results of operations, financial condition and prospects may be materially adversely affected. See “Risk Factors — General Risk Factors — The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact that is significant on our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position.”

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
●market acceptance of current and future price increases of our products;
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

Third-party payors are also introducing more challenging price negotiation methodologies, including in re-visiting established coverage and reimbursement parameters when new competitors, including branded drugs, generics and biosimilars enter the market. It is possible that a third-party payor may consider our products and product candidates, if approved, as substitutable and only be willing to cover the cost of the alternative product. Even if we show improved efficacy, safety or improved convenience of administration with ARCALYST or any of our product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge for ARCALYST or any of our product candidates, if approved. Third-party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound. In other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and/or reimbursement levels. The potential of third-party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to continue to commercialize ARCALYST or successfully commercialize any of our product candidates, if approved. Third-party payors may also employ challenging price negotiation tactics in the event of a proposed price increase of our current and future products. See “Risks Related to Commercialization – It may be difficult for us to realize the benefit of increasing We have and may continue to increase the price of certain of our commercialized products, due to unfavorable actions that which may expose us to risks arising out of our relationships with third-party payors and other market participants may take. ”

It may be difficult for us to realize the benefit of increasing the price of certain of our commercialized products, due to unfavorable actions that third-party payors and other market participants may take.

Effective July 1, 2022, we increased the price of ARCALYST, the first price increase of such drug since its initial commercialization for CAPS in 2008. In the future we may continue to increase the price of ARCALYST or any of our future products. We may be unable to realize commercial benefits from such price increases due to unfavorable actions that third-party payors (including governmental authorities and private health insurers) may take in response to price increases. Even if price increases lie below contractual price protection clauses, payors may request price concessions in exchange for covering our products or may opt to change coverage or reimbursement policies with respect to such products. If we cannot successfully negotiate with such payors, we may be forced to provide significant price concessions or, if we fail to arrive at a satisfactory resolution, lose favorable coverage or reimbursement for patients served by such payor. In such an event, we may see materially negative impacts on the patients we seek to serve and our business operations.

Any price concessions will reduce our overall revenue generation and may impair the benefit of any price increases we may take. As an early-commercial stage biopharmaceutical company, we have not yet achieved corporate profitability and our future success relies on the effective commercialization of one or more products. Price concessions that reduce potential product revenue would lengthen our timeline to profitability and may require us to rely on potentially dilutive capital-raising efforts to fund our operations, which may impact the price of our common shares. Even comparatively small discounts, if aggregated across payors, may cause materially lower revenue generation in the long-term which may offset the increased revenue we hoped to realize through a price increase.

Further, granting price concessions to one or more payors may limit our ability to negotiate prices with other payors or in other territories. Payors, including governmental payors, negotiate drug prices by reference to the prices we have set with other payors. Should payors become aware of price concessions that we have granted, they may request similar concessions. If enough payors request and receive price concessions, our ability to generate revenue may be materially impacted, harming our business, financial condition and results of operations. Further, this may limit our ability to secure acceptable prices in potential new territories, which may materially limit our overall commercial growth. A limitation on our ability to commercialize in new and existing territories may also potentially reduce our access to the patient populations we seek to serve, harming our ability to deliver therapeutics to patients with unmet need.

In the event that we cannot successfully negotiate with payors requesting price concessions in connection with a price increase or otherwise, such payors may choose to not cover our current and future products at all or may instate onerous reimbursement policies that limit patient access. We cannot assure you that current payor coverage and reimbursement policies for ARCALYST will continue. As an early-commercial stage company, the loss of any payor, especially a large payor, or limitations on patient access to our drugs affecting a sizeable number of patients may materially harm our ability to generate revenue and execute on our commercial strategy. Further, as a company targeting patients with significant unmet need, the loss of access to our products may materially harm our targeted patient populations who cannot source adequate alternative therapies.

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

The total addressable market for any of our products and approved product candidates in the future, if any, will ultimately depend upon, among other things, the diagnostic criteria and applicable patient population included in the final label for the product or product candidate approved for sale for its indication, the efficacy, safety and tolerability demonstrated by the product candidate in our clinical trials, acceptance by the medical community and patients, pricing, access and reimbursement. The number of addressable patients in the United States and other major markets outside of the United States may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are small for many of our approved and targeted indications, we may never achieve corporate profitability despite obtaining significant market share.

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

Our future corporate profitability may depend, in part, on our ability to commercialize our product candidates in markets outside of the United States for which we may rely on collaborations with third parties.

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

The policies of the FDA and other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States, Europe or in other jurisdictions. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement actions and we may not achieve or sustain corporate profitability.

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
●successful manufacture of sufficient supplies of our product candidates within approved specifications for purity and efficacy from our facility and from our CMOs or other sole-source manufacturers in order to meet clinical or commercial demand, as applicable, for ourselves and our partners;
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

Any one of the foregoing could significantly impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates. While we continuously look to identify business-critical activities and to develop contingencies and mitigation strategies for those activities to potentially minimize the impact of the COVID-19 pandemic, or any other pandemic, on our business and operations, there can be no assurance that we will be able to identify all such activities or that any identified contingencies and mitigation strategies will be effective. If the clinical development of our product candidates is significantly impeded, delayed, limited or is prevented, it could ultimately lead to the delay or denial of regulatory approval of our product candidates which would materially adversely affect our business and operations, including our ability to generate revenue.

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

However, if the results of our clinical trials, or clinical trials conducted by collaboration partners, reveal an unacceptable severity and prevalence of certain side effects, the FDA or applicable regulatory authority outside of the United States may suspend or terminate our clinical trials, or not authorize us to initiate further trials. In addition, if other molecules in the same or related class in development by third parties show the same or similar side effects as those we observed in our trials but to a greater degree or reported new previously unreported side effects, it could have an impact on the entire class of molecules in development, as the applicable regulatory agency may suspend or terminate our clinical trials, or not authorize us to initiate further trials with our molecule in that class. Such effects, if discovered by third-parties, may not be discovered until after we commence the commercialization of a product. Regulatory authorities could order us to cease further development of, deny or withdraw any approval of, any of our products or product candidates, or require onerous label changes, for any or all targeted indications in such an instance.

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

Before we can commercialize any of our current or future product candidates, we must obtain marketing approval from regulatory authorities. We may not be able to receive approval to market any of our current or future product candidates from regulatory authorities in our desired indications in any jurisdiction and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. We may need to rely on third party CROs and regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish a product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the biologic manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities, who may deny approval based on the results of such submissions and inspections. Our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. The FDA and other regulatory authorities have substantial discretion in the approval process, including determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority or such authorities may request additional information that may be difficult to generate or provide. Further, following approval, the FDA may conduct additional inspections and, based on the results of such inspections, deem the inspected manufacturing facilities to be deficient, suspending our ability to manufacture our product candidates until we can secure satisfactory alternative manufacturing facilities.

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

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission by the end of 2022. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024), may have a significant impact on the biopharmaceutical industry in the long term.

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

In the United States, the BPCIA created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved under a BLA by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12 year period of exclusivity, another company may still market a competing version of the reference product for the same therapeutic indication if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

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

Conducting pivotal clinical trials and preparing, and obtaining marketing approval for, a product candidate is a complicated process. As a company, we have only limited experience in obtaining marketing approval for our product candidates. As a result, in the future, obtaining marketing approval for any of our current or future product candidates may require more time and expense than we anticipate. Failure to successfully complete, or delays in, any of our eventual other pivotal trials or related regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval for our current or future product candidates. It is possible that regulatory authorities may refuse to accept for substantive review any regulatory submissions that we submit for our product candidates or may conclude after review of our applications for any of our current or future product candidates that the submissions are insufficient to obtain marketing approval for such product candidates. Regulatory authorities may also require that we conduct additional clinical, preclinical or manufacturing validation trials and submit that data before they will reconsider our applications. Depending on the extent of these or any other required trials, approval or receipt of any marketing authorization may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials, if performed and completed, may not be considered sufficient by regulatory authorities to approve or grant marketing authorizations. Any delay in obtaining, or an inability to obtain, marketing approvals would delay or prevent us from commercializing any of our current or future product candidates, generating additional revenue and achieving and sustaining corporate profitability. If any of these outcomes occur, we may be forced to modify or cease our development efforts for one or more of our product candidates, which could significantly harm our business.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed inspections at facilities from March 2020 until July 2021. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, it is nonetheless faced with a significant backlog as a result of its earlier suspension. Further, the FDA has continued to monitor and implement changes to its inspection activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Any resurgence of the virus may cause additional postponements, exacerbating the previously discussed risks.

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

Our reliance increases the risk that we will have insufficient quantities of ARCALYST and our product candidates or that ARCALYST and our product candidates are not produced at an acceptable cost or quality, which could delay, prevent or impair our commercialization or research and development efforts. For example, in the second half of 2021, events were identified in the ARCALYST manufacturing process that prevented distribution of certain ARCALYST material as previously planned. While we were ultimately able to source sufficient ARCALYST material to cover our current commercial needs, if we encounter events in the future that prevent additional material from being distributed in a timely manner or within specifications and we are unable to source additional commercial supply of ARCALYST, if needed, or should additional manufacturing or supply chain issues arise, we may be unable to adequately meet patient demand for ARCALYST or may be required to effect a recall, any of which would adversely affect our business, results of operations and financial condition. In addition, we may have difficulty sourcing an adequate supply of ARCALYST to cover our commercial and clinical needs, should we decide to develop ARCALYST in one or more additional indications or in additional territories.

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

We have entered into certain collaboration agreements with Huadong for each of ARCALYST and mavrilimumab. Until such time as Huadong is able to manufacture these products, either on its own or through a third-party CMO, we are the only source of these products for Huadong. If our current suppliers of drug substance and drug product for ARCALYST and mavrilimumab cannot produce sufficient quantities to satisfy our needs and Huadong’s needs, then this may have an adverse impact on our and Huadong’s business and operations.

In addition, we have engaged CMOs to manufacture vixarelimab and mavrilimumab drug substance and drug product and have qualified two CMOs to produce KPL-404 drug product. While we have built a manufacturing facility to support early development for our product candidates, we and our CMOs may not be able to produce sufficient quantities of our product candidates or produce them at an acceptable quality, including as a result of the COVID-19 pandemic or global supply chain issues, which could delay, prevent or impair our development or commercialization efforts and increase costs.

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

If we make manufacturing or formulation changes to our products or product candidates or change manufacturers or manufacturing processes, we may be unsuccessful in producing products or product candidates comparable to those used in prior clinical trials. Therefore, we may need to conduct additional process development or additional clinical trials to bridge our prior clinical results to those resulting from the new manufacturing process, which could impact the timing and subsequent success of our planned clinical trials. In addition, as we plan to produce clinical trial and commercial material at a CMO, the CMO may be required to adopt different manufacturing protocols or processes. For example, although Regeneron has produced ARCALYST for commercial use for over ten years, regulatory authorities may reevaluate ARCALYST’s current manufacturing processes or route of administration in connection with evaluating whether to approve ARCALYST for any new indication or for additional territories in the future or in connection with a technology transfer from Regeneron to us or another CMO.

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

We are not certain that our single-source suppliers will be able to meet our demand for our products and product candidates, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

In addition to the above, we have entered into, and may enter into in the future, collaboration and other agreements requiring us to provide commercial or clinical drug supply to third-party partners. A failure by our CMOs to supply sufficient quantities of drug supply may cause us to breach our contractual obligations, triggering potential penalties under our agreements, including termination of such agreements, if we fail to adequately cure such breach.

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

We are not aware of any FDA-approved therapies for recurrent pericarditis, but are aware of two programs being developed in this indication. One is by R-Pharm International (RPH-104), which inhibits IL-1α/IL-1β-induced signaling and is in Phase 2 development and the other is an oral cannabidiol being developed by Cardiol Therapeutics in an open label Phase 2 setting. Anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, is currently approved for use in RA, CAPS and DIRA. We are not aware of any active, industry sponsored development programs using anakinra seeking a label for recurrent pericarditis. Canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation, is currently approved for use in CAPS, Tumor Necrosis Factor Receptor Associated Periodic Syndrome (TRAPS), Hyperimmunoglobulin D Syndrome (HIDS), Mevalonate Kinase Deficiency (MKD) and Familial Mediterranean Fever (FMF), Still’s Disease and Systemic Juvenile Idiopathic Arthritis (SJIA). We are not aware of any active, industry sponsored development programs using canakinumab seeking a label for recurrent pericarditis. Additionally, Novartis is also developing gevokizumab for use in oncologic indications. There are other therapies which modulate IL-1α in preclinical and clinical development for diseases other than recurrent pericarditis from Johnson & Johnson and XBIOTECH USA, INC. We are not aware of any active, industry sponsored development programs for these programs seeking a label for recurrent pericarditis.

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

We have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our product candidates instead of developing or commercializing our product candidates ourselves. For example, in February 2022, we granted Huadong exclusive rights to develop and commercialize rilonacept and mavrilimumab in the Asia Pacific region, excluding Japan. In August 2022, we entered into a license agreement with Genentech where we granted exclusive worldwide rights to develop and commercialize vixarelimab. We may seek to jointly develop, commercialize or otherwise exploit one or more of our other product candidates with a third party. To the extent that we decide to enter into such transactions or arrangements, we may face significant competition in seeking appropriate collaborators, licensees or other strategic partners. Moreover, these transactions and arrangements are complex and time consuming to negotiate, document, implement and to close or maintain. We may not be successful in our efforts to establish collaborations, licenses or other strategic transactions or arrangements should we choose to do so. The terms of any such transactions or arrangements that we may establish may have unfavorable tax consequences for our shareholders in the United States. Further, granting territory-specific rights for our products and product candidates may reduce their attractiveness for subsequent business development activity. In addition, our right to grant a sublicense of intellectual property licensed to us under certain of our current agreements requires the consent of the applicable licensor.

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
●may own or co-own intellectual property covering products that results from our arrangement with them, that is not properly prepared, prosecuted, maintained or defended in a way that could impact that patentability of the intellectual property or validity for any granted patent, which could shorten the term during which we are owed royalties on such intellectual property;
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

●may delay, dispute or refuse to pay milestone and royalty payments, which may materially impact the collaboration revenue that we realize from such relationship and impact our ability to satisfy upstream payment obligations, if applicable; and
●may conduct sales and marketing activities or other operations that may not comply with applicable laws, resulting in civil or criminal proceedings.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in-licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product or product candidate. For example, the patents in the United States covering ARCALYST as a composition of matter have expired, and patents covering ARCALYST as a composition of matter in Europe have a term that expires in 2023, not including any patent term extensions, and the patents covering mavrilimumab as a composition of matter have a term that expires in 2027 in the United States, not including any patent term adjustments or patent term extensions, and in 2027 in Europe, not including any patent term extensions. We may not receive any patent term extension for patents covering mavrilimumab as a composition of matter if such patent in an applicable jurisdiction expires before mavrilimumab would be eligible to receive regulatory approval in such jurisdiction. As a result, our owned and in-licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, we expect to rely on regulatory exclusivity for our product candidates. The expiration date of regulatory exclusivity is determined on a country-by country-basis if the applicable product is approved in such country and if any applicable regulatory exclusivity applies and is granted. The actual expiration date of any such regulatory exclusivity, however, is subject to significant uncertainty. For instance, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdictions in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval.

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

In Europe, beginning no earlier than October 1, 2022, European patent applications will have the option, upon grant of a patent, of becoming a “Unitary Patent,” which will be subject to the jurisdiction of a new patent adjudication body, the Unitary Patent Court (UPC). The UPC is intended to provide an alternative mechanism to disputing patent rights in the courts of individual European countries. The UPC will be a significant change in European patent practice. Since the UPC is a new court, there are no existing precedents and the rulings of the UPC will be unpredictable at the outset, thus increasing the uncertainty of any litigation involving a Unitary Patent.

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

The conflict in Ukraine has and may continue to adversely affect our clinical development efforts. We conduct clinical trials at sites across the globe, including in Eastern Europe. In the aftermath of the invasion, we terminated planned clinical trial operations in Ukraine and Russia. While we anticipate being able to secure alternative clinical trial sites in Western Europe, there is no guarantee that such sites will be able to provide a sufficient number of patients to satisfy our clinical need and at a reasonable cost. Further, should the conflict escalate beyond Ukraine, we may need to take further actions. In such an instance, we may be unable to secure alternative clinical sites when needed or on acceptable terms, if at all. The foregoing may cause significant delays or disruptions to our clinical development efforts, which could have a material impact on our business, operations and financial position.

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

The federal and state governments in the United States and the governments of other countries around the globe implemented various measures in response to the COVID-19 pandemic, including significant restrictions on businesses as well as travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our clinical trials or otherwise conduct business or engage with other third parties. While many such restrictive measures have since been loosened or repealed following the widespread distribution of COVID-19 vaccines, the loosening of such restrictions have been and may in the future be subject to abrupt reversal in the presence of new variants of COVID-19, including the Omicron variants, which may lengthen or exacerbate the pandemic’s effect on our business, financial condition and results of operations. In addition, government restrictions and policies remain unpredictable and varied across jurisdictions, introducing significant uncertainty and compliance difficulty.

If the COVID-19 pandemic is prolonged, including through the emergence of new variants of the virus, and measures undertaken in response to the pandemic are reinstated, we may experience and our manufacturers, CROs or other third parties with whom we conduct business or otherwise engage, may experience or continue to experience staffing shortages or reprioritizations, production slowdowns or stoppages, and disruptions in delivery systems now or in the future. For example, the COVID-19 pandemic and measures taken in response to the pandemic, including business and travel restrictions and social distancing to halt the spread of the pandemic, has had an impact on certain aspects of our commercialization strategy, including interacting with third-party payors, prescribers and patient advocacy groups to build disease awareness, and conducting in-person market research as well as recruiting qualified candidates to enhance our commercial operations and support commercialization, which, if prolonged, may impede the effective commercialization of our products and product candidates, if approved, and result in lower than anticipated future revenue.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biologic pricing, reduce the cost of prescription drugs and biologics under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs and biologics. For example, in May 2019, CMS published a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, the EU or elsewhere. For example, the new presidential administration may change governmental policies and regulations that affect our operations and business, including our clinical trials, regulatory approval, pharmaceutical pricing and reimbursement. If we or any third party we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third party are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain corporate profitability.

Unfavorable global economic or operational conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic, ongoing war in Ukraine and increase in inflation and interest rates has impacted and continues to impact the global economy, causing or contributing to global supply chain issues, price fluctuations and other significant economic effects. See “Risk Factors — General Risk Factors — The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact that is significant on our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position” and “Risk Factors — General Risk Factors — The ongoing war in Ukraine, and actions taken against Russia as a result of its invasion of Ukraine, has and may continue to have an adverse impact on the global economy, equity capital markets and our clinical operations.”

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Virginia, Colorado, Connecticut and Utah have also enacted similar legislation to California increasing complexity of compliance with privacy laws. The majority of the provisions for these laws will go into effect in 2023, and additional compliance investment and potential business process changes may be required.

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

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. New reporting requirements may be particularly difficult or expensive to comply with and, if we fail to comply, we may be required to issue financial restatements, suffer harm to our reputation or otherwise have our business be adversely impacted.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of June 30, 2022, the holders of Class A common shares accounted for approximately 65% of our aggregate voting power and the holders of Class B common shares accounted for approximately 35% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 30% of our aggregate voting power as of June 30, 2022 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. For example, as of June 30, 2022, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 78% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 common shares and our Class B1 common shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A common shares.

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

Our share price is likely to continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility, including as a result of the COVID-19 pandemic and global economic conditions, that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our shareholders may not be able to sell their Class A common shares at or above the price they paid for their shares. The market price for our Class A common shares may be influenced by many factors, including:

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

●general economic, industry and market conditions, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic, global political turmoil, including the war in Ukraine, and rising inflation rates;
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

Additionally, our business and share price may be affected by adverse global economic and political conditions as well as the state of the financial markets, particularly as the United States and other countries balance concerns around debt, inflation and interest rates. There can be no assurance that global economic conditions and financial markets will stabilize in the near term and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital.

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

A significant number of our Class A common shares are issuable upon conversion of our Class B, Class A1, and Class B1 common shares, subject to certain limitations on conversion. As of June 30, 2022, approximately 1.9 million Class A common shares directly held by our executive officers and directors, inclusive of Class A common shares issuable upon conversion of our Class B, Class A1, and Class B1 common shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and such rule, Rule 144. In addition, as of June 30, 2022, there were approximately 10.1 million Class A common shares subject to outstanding share options and RSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of June 30, 2022, on an as-converted to Class A common shares basis, these shareholders collectively held approximately 33.7 million of our Class A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Pursuant to our amended and restated investor rights agreement, or our investors rights agreement, certain shareholders are entitled to certain registration rights with respect our Class A common shares, including Class A common shares issuable upon conversions of our Class B, Class A1, and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively registerable securities, under the Securities Act. As of June 30, 2022, on an as-converted to Class A common shares basis, we have registered approximately 31.8 million Class A common shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the investors rights agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A common shares basis, approximately 1.7 million Class A common shares held by certain of our executive officers as of June 30, 2022. If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to related compliance initiatives.

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
●our multiclass common share structure, which provides our holders of Class B common shares with the ability to significantly influence the outcome of matters requiring shareholder approval, even if they own less than a majority of our outstanding Class A common shares;
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

Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom), the United States, Bermuda, and other jurisdictions, as well as being affected by certain changes currently proposed by the Organization for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation were to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties, and reputational damage, which could adversely affect our business, results of operations and our financial condition. Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including:

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

Pursuant to the Bermuda Economic Substance Act 2018 (as amended) and related Economic Substance Regulations (collectively, “ES Laws”), certain entities in Bermuda engaged in “relevant activities” are required to maintain appropriate physical presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes carrying on as a business in any one or more of the following categories: banking, insurance, fund management, financing and leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Under the ES Laws, any relevant entity carrying on a relevant activity must satisfy economic substance requirements locally or face financial penalties, restriction or regulation of its business activities or may be struck off as a registered entity from the Bermuda Register of Companies. Because we are not engaged in any “relevant activities”, we believe that we are not obliged to meet the economic substance requirements. We will continue to monitor our status with respect to the ES Laws and whether further action may be required in the future by the Company to comply with the ES Laws.

Governmental agencies may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. While certain draft legislation has been publicly released, the likelihood of these changes being enacted or implemented is unclear. We are unable to predict whether such changes will occur. If such changes are enacted or implemented, we are unable to predict the ultimate impact on our business and therefore there can be no assurance our business will not be adversely affected.

While we believe we are not a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the year ended December 31, 2021, and do not believe we will be a PFIC for U.S. federal income tax purposes for the year ending December 31, 2022, if we were to be classified a PFIC, this could result in adverse U.S. federal income tax consequences to U.S. Holders.

We completed an analysis of the Company’s and its subsidiaries sources of income and character of their assets for U.S. federal income tax purposes and determined that neither the Company nor any of its subsidiaries would be classified a PFIC for the taxable year ended December 31, 2021. We plan to perform an analysis to determine whether the Company or its subsidiaries are expected to be treated as PFICs for the year ended December 31, 2022. A non taxable year ending December 31, 2022, and do not believe that the Company or its subsidiaries will be treated as a PFIC for the year ended December 31, 2022. However, there can be no guarantee that the Company, or its subsidiaries, will not be treated as a PFIC for any taxable period. A non U.S. company will generally be considered as a PFIC for any taxable year if (i) at least 75% of its gross income is passive (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we, or our subsidiaries, are classified as a PFIC in any year with respect to which a U.S. Holder (as defined below) owns our Class A common shares, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the Class A common shares, regardless of whether we continue to meet the PFIC test described above, unless we cease to be a PFIC and the U.S. Holder made a “qualified electing fund” election or “mark-to-market” election for (a) the first taxable year the U.S. Holder was treated as owning our shares while we were a PFIC or (b) for the taxable year in which we were a PFIC and the U.S. Holder made a “deemed sale” election or was qualified to and made a “deemed dividend” election. A “U.S. Holder” is a beneficial owner of our Class A common shares that, for U.S. federal income tax purposes, is or is treated as any of the following:

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

If we, or our subsidiaries, are classified as a PFIC for any taxable year during which a U.S. Holder holds our Class A common shares, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder, including (i) the treatment as ordinary income of any gain realized on a disposition of our shares and distributions on our shares not being qualified dividend income, (ii) the application of a deferred interest charge on the tax on such gain and distributions, and (iii) the obligation to comply with certain reporting requirements.

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

KINIKSA PHARMACEUTICALS, LTD.

Date: August 4, 2022	By:	/s/ Mark Ragosa
Mark Ragosa
Senior Vice President and Chief Financial Officer (Principal Financial Officer)