Form 10-Q
period 2022-09-30
Kiniksa Pharmaceuticals, Ltd.
filed 2022-11-03
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 69,531,762 common shares outstanding in aggregate, comprised of:

34,531,084 Class A common shares, par value $0.000273235 per share

1,813,457 Class B common shares, par value $0.000273235 per share

,

17,129,603 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our products’ commercial sales, future results of anticipated products, future results of operations and financial position, expected timeline for our cash, cash equivalents and short-term investments, business strategy, product development, prospective products and product candidates, their expected properties, performance, market opportunity and competition, supply of drug products at acceptable cost and quality, collaborators, license and other strategic arrangements, the expected timeline for achievement of our clinical milestones, the timing of, and potential results from, clinical and other trials, potential marketing authorization from the FDA or regulatory authorities in other jurisdictions, potential and ongoing coverage and reimbursement for our products and product candidates, if approved, commercial strategy and pre-commercial activities, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success and plans and objectives of management for future operations and funding requirements, are forward-looking statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	our continued ability to commercialize ARCALYST (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	our status as an early-commercial stage biopharmaceutical company and our expectation to incur losses in the future;
●	our future capital needs and our need to raise additional funds;
●	our ability to manufacture sufficient commercial stock of our products to meet patient and partner demand;
●	the market acceptance of our products and product candidates;
●	competitive and potentially competitive products and technologies;
●	prescriber awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;
●	our ability to meet the quality expectations of prescribers or patients;
●	the decision of third-party payors not to cover or maintain coverage of or to establish burdensome requirements prior to covering ARCALYST or any of our current or future product candidates, if approved, or to require extensive or independently performed clinical trials prior to covering or maintaining coverage of our product candidates, if approved;
●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay, including due to the COVID-19 pandemic and global political turmoil, including the ongoing war in Ukraine;
●	the decision by any applicable regulatory authority whether to clear our current or future product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
●	our ability to anticipate and prevent adverse events caused by our products and product candidates;
●	our ability to improve our product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake and execute on business combinations, collaborations or other strategic transactions;
●	our ability to have our products and product candidates manufactured in accordance with regulatory requirements and at acceptable cost and quality specifications;
●	our ability to successfully manage our growth;
●	our ability to avoid product liability claims and maintain adequate product liability insurance;
●	our ability to obtain regulatory exclusivity;
●	federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates;
●	the impact of the coronavirus disease 2019, or COVID-19, pandemic on our business, including our commercial operations and clinical trials;
●	ownership concentration of our executive officers, directors, certain members of senior management and affiliated shareholders may prevent our shareholders from influencing significant corporate decisions; and
●	our ability to attract and retain skilled personnel.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common shares. The principal risks and uncertainties affecting our business include the following:

●	we have only recently begun generating product revenue, have incurred significant operating losses in the past, expect to incur significant operating losses for the foreseeable future and may never achieve or maintain sustained corporate profitability;
●	we will require significant additional funding to develop our portfolio, commercialize our products and product candidates, if approved, and to identify, discover, develop or acquire additional product candidates, and if we are unable to secure financing on acceptable terms when needed, or at all, we could be forced to delay, reduce or cease one or more of our product development plans, research and development programs or other operations or commercialization efforts;
●	we depend heavily on the commercial success of ARCALYST, and have limited experience commercializing a therapeutic, supporting sales, marketing, and distribution activities and maintaining applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result, we may not be able to sustain the commercialization of ARCALYST, or successfully commercialize any future approved product candidates;
●	we depend heavily on the success of one or more of our product candidates, which are in various stages of product development; such success is dependent upon us advancing our product candidates in clinical development, obtaining regulatory approval and ultimately commercializing one or more of our product candidates on a timely basis, if at all;
●	ARCALYST in recurrent pericarditis, as well as our current or future product candidates, if approved, may not gain sustained market acceptance by prescribers, patients, or third-party payors, in which case our ability to generate product revenues will be impaired;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third-party payors provide funding, establish favorable coverage and pricing policies, respond to price increases and set adequate reimbursement levels for our products and product candidates, if approved, and failure to obtain or maintain coverage and adequate reimbursement for our products and product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;
●	the incidence and prevalence for target patient populations of our products and product candidates have not been established with precision, and if the market opportunities for our products and product candidates, if approved, are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be materially adversely affected;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our current or planned preclinical and/or clinical trials, including as a result of delays in obtaining regulatory approvals for indications, site activation, enrollment, and conduct of the trials, which could delay or prevent our product development activities;
●	we rely on third parties, including contract research organizations, or CROs, to activate our sites, conduct or otherwise support our research activities, preclinical studies and clinical trials for our product candidates, and these third parties may not perform satisfactorily, which could delay, prevent or impair our product development activities;

●	we rely on third parties, including independent contract manufacturing organizations, or CMOs, to manufacture our product candidates for preclinical and clinical development, to manufacture our commercial supply of ARCALYST, and supply of drug substance and drug product for our products and product candidates; and if these third parties do not perform satisfactorily, including by producing insufficient commercial supply of ARCALYST to meet patient demand, or are impacted by delays or supply shortages, our product development activities, regulatory approval, and commercialization efforts may be delayed, prevented or impaired;
●	the ongoing COVID-19 pandemic, and related measures taken in response, including measures imposed or re-imposed in light of new variants of the virus, may have an adverse impact on our business and operations as well as those of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including regulatory authorities;
●	all of our products and product candidates have been licensed or acquired from other parties; if those parties did not adequately protect and we are unable to adequately protect such products and product candidates, or to secure and maintain freedom to operate, others could preclude us from commercializing our products and product candidates, if approved, or compete against us more directly;
●	we face significant competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not successfully execute our growth strategy to identify, discover, develop, license or acquire additional product candidates or technologies, and our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions; and
●	concentration of ownership of the voting power of our common shares may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A common shares.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$175,761	$122,470
Short-term investments	24,963	59,731
Accounts receivable, net	11,159	3,985
Inventory	14,621	3,675
Prepaid expenses and other current assets	15,311	6,585
Total current assets	241,815	196,446
Property and equipment, net	1,995	2,834
Operating lease right-of-use assets	6,173	5,550
Other long-term assets	5,627	8,720
Intangible asset, net	18,500	19,250
Deferred tax assets	185,843	—
Total assets	$459,953	$232,800

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,469	$1,868
Accrued expenses	30,868	38,031
Deferred revenue	12,092	—
Operating lease liabilities	3,274	3,381
Other current liabilities	8,789	1,544
Total current liabilities	56,492	44,824
Non-current liabilities:
Non-current deferred revenue	14,198	—
Non-current operating lease liabilities	3,435	2,669
Other long-term liabilities	1,820	270
Total liabilities	75,945	47,763
Commitments and contingencies (Note 14)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 34,523,660 shares and 34,059,725 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9	8
Class B common shares, par value of $0.000273235 per share; 1,813,457 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1	1
Class A1 common shares, $0.000273235 par value; 17,129,603 shares issued and outstanding as of September 30, 2022 and December 31, 2021	5	5
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of September 30, 2022 and December 31, 2021	4	4
Additional paid-in capital	880,554	860,482
Accumulated other comprehensive loss	(70)	(66)
Accumulated deficit	(496,495)	(675,397)
Total shareholders’ equity	384,008	185,037
Total liabilities and shareholders’ equity	$459,953	$232,800

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$33,424	$12,095	$82,585	$19,799
License and collaboration revenue	65,711	—	75,711	—
Total revenue	99,135	12,095	158,296	19,799
Costs and operating expenses:
Cost of goods sold	6,937	2,767	16,185	5,233
Collaboration expenses	4,623	—	16,549	—
Research and development	16,485	19,236	51,100	71,864
Selling, general and administrative	24,677	20,759	70,736	63,207
Total operating expenses	52,722	42,762	154,570	140,304
Income (loss) from operations	46,413	(30,667)	3,726	(120,505)
Interest income	322	5	459	20
Income (loss) before income taxes	46,735	(30,662)	4,185	(120,485)
Benefit (provision) for income taxes	177,358	118	174,717	(1,106)
Net income (loss)	$224,093	$(30,544)	$178,902	$(121,591)
Net income (loss) per share attributable to common shareholders—basic	$3.23	$(0.44)	$2.58	$(1.78)
Net income (loss) per share attributable to common shareholders—diluted	$3.18	$(0.44)	$2.55	$(1.78)
Weighted average common shares outstanding—basic	69,445,071	68,662,673	69,305,755	68,444,061
Weighted average common shares outstanding—diluted	70,552,018	68,662,673	70,286,444	68,444,061
Comprehensive income (loss):
Net income (loss)	$224,093	$(30,544)	$178,902	$(121,591)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	20	(72)	(4)	(11)
Total other comprehensive income (loss)	20	(72)	(4)	(11)
Total comprehensive income (loss)	$224,113	$(30,616)	$178,898	$(121,602)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	69,060,403	$18	$860,482	$(66)	$(675,397)	$185,037
Issuance of Class A common shares under incentive award plans	210,720	1	422	—	—	423
Share-based compensation expense	—	—	6,031	—	—	6,031
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(25,210)	(25,210)
Balances at March 31, 2022	69,271,123	$19	$866,935	$(103)	$(700,607)	$166,244
Issuance of Class A common shares under incentive award plans	155,644	—	542	—	—	542
Share-based compensation expense	—	—	6,676	—	—	6,676
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	13	—	13
Net loss	—	—	—	—	(19,981)	(19,981)
Balances at June 30, 2022	69,426,767	$19	$874,153	$(90)	$(720,588)	$153,494
Issuance of Class A common shares under incentive award plans	97,571	—	360	—	—	360
Share-based compensation expense	—	—	6,041	—	—	6,041
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	20	—	20
Net income	—	—	—	—	224,093	224,093
Balances at September 30, 2022	69,524,338	$19	$880,554	$(70)	$(496,495)	$384,008

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2020	68,215,022	$18	$829,424	$(34)	$(517,473)	$311,935
Issuance of Class A common shares under incentive award plans	115,012	—	1,106	—	—	1,106
Share-based compensation expense	—	—	7,126	—	—	7,126
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	13	—	13
Net loss	—	—	—	—	(49,484)	(49,484)
Balances at March 31, 2021	68,330,034	$18	$837,656	$(21)	$(566,957)	$270,696
Issuance of Class A common shares under incentive award plans	134,715	—	887	—	—	887
Share-based compensation expense	—	—	5,717	—	—	5,717
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	48	—	48
Net loss	—	—	—	—	(41,563)	(41,563)
Balances at June 30, 2021	68,464,749	$18	$844,260	$27	$(608,520)	$235,785
Issuance of Class A common shares under incentive award plans and employee share purchase plan	423,686	—	2,680	—	—	2,680
Share-based compensation expense	—	—	6,199	—	—	6,199
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(30,544)	(30,544)
Balances at September 30, 2021	68,888,435	$18	$853,139	$(45)	$(639,064)	$214,048

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$178,902	$(121,591)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,800	1,687
Share-based compensation expense	18,748	19,042
Non-cash lease expense	2,253	1,895
Amortization of premiums and accretion of discounts on short-term investments	121	617
Loss on disposal of property and equipment	23	—
Deferred income taxes	(185,843)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,726)	1,034
Accounts receivable, net	(7,174)	(3,224)
Inventory	(10,946)	(5,606)
Other long-term assets	2,919	(1,059)
Accounts payable	(399)	1,116
Accrued expenses and other current liabilities	82	295
Operating lease liabilities	(2,217)	(1,700)
Deferred revenue	26,290	—
Other long-term liabilities	1,550	80
Net cash provided (used) in operating activities	17,383	(107,414)
Cash flows from investing activities:
Proceeds from sale of property and equipment	81	—
Purchases of property and equipment	(137)	(164)
Purchases of short-term investments	(73,062)	(97,460)
Proceeds from the maturities of short-term investments	107,700	296,300
Intangible asset acquired	—	(20,000)
Net cash provided by investing activities	34,582	178,676
Cash flows from financing activities:
Proceeds from issuance of Class A common shares under incentive award plans and employee share purchase plan	2,127	4,673
Payments in connection with Common Stock tendered for employee tax obligations	(801)	—
Net cash provided by financing activities	1,326	4,673
Net increase in cash, cash equivalents and restricted cash	53,291	75,935
Cash, cash equivalents and restricted cash at beginning of period	122,470	114,248
Cash, cash equivalents and restricted cash at end of period	$175,761	$190,183

Supplemental information:
Cash paid for income taxes	$4,608	$859

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease obligation	$2,876	$1,462

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

The Company is subject to risks and uncertainties common to early, commercial stage companies in the biopharmaceutical industry and global health, societal, economic and market conditions, including the Company’s dependence on third parties, including contract research organizations and contract manufacturing organizations, the Company’s limited experience obtaining regulatory approvals, the potential failure of the Company to successfully complete research and development of its current or future product candidates, the potential inability of the Company to adequately protect its technology, potential competition, the uncertainty that any current or future product candidates will obtain necessary government regulatory approval, that ARCALYST will continue to be commercially viable, whether any of the Company’s current or future product candidates, if approved, will be commercially viable, adverse impact from the coronavirus disease 2019 (“COVID-19”) pandemic and global and political turmoil, including the ongoing war in Ukraine. Such risks and uncertainties, especially those risks and uncertainties arising from the ongoing COVID-19 pandemic, may be subject to substantial and uncertain changes, which may cause significant disruption to the Company’s business and operations, preclinical studies and clinical trials, the business and operations of the third parties with whom the Company conducts business and the national and global economies, all of which may have material impacts on the Company’s business, financial condition and results of operations.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue, the capitalization of inventory, the accrual for research and development expenses, the valuation of share-based awards and the realizability of deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

ended December 31, 2021 (the “2021 Form 10-K”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in the Company’s 2021 Form 10-K and updated, as necessary, in this report. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations for the three and nine months ended September 30, 2022 and 2021, the changes in its shareholders’ equity for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2022, the Company had an accumulated deficit of $496,495. During the nine months ended September 30, 2022, the Company reported net income of $178,902 and provided $17,383 cash in operating activities. As of September 30, 2022, the Company had cash, cash equivalents and short-term investments of $200,724.

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

	Fair Value Measurements
	as of September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$39,533	$—	$—	$39,533
Short-term investments — U.S. Treasury notes	—	24,963	—	24,963
	$39,533	$24,963	$—	$64,496

	Fair Value Measurements
	as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$94,324	$—	$—	$94,324
Short-term investments — U.S. Treasury notes	—	59,731	—	59,731
	$94,324	$59,731	$—	$154,055

During the nine months ended September 30, 2022 and the year ended December 31, 2021 there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of September 30, 2022 and December 31, 2021 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
September 30, 2022
Short-term investments — U.S. Treasury notes	$24,986	$—	$(23)	$—	$24,963
	$24,986	$—	$(23)	$—	$24,963

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2021
Short-term investments — U.S. Treasury notes	$59,745	$1	$(15)	$—	$59,731
	$59,745	$1	$(15)	$—	$59,731

As of September 30, 2022, the Company held 6 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $22,466 at September 30, 2022. As of December 31, 2021, the Company held 11 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $49,739 at December 31, 2021. As of September 30, 2022 and December 31, 2021, these securities were held by the Company in an unrealized loss position for less than 12 months. The Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2022 and December 31, 2021.

4.           Product Revenue, Net

ARCALYST

Following the approval by the U.S. Food and Drug Administration (“FDA”) of ARCALYST on March 18, 2021, the Company began generating product revenue from sales of ARCALYST in April 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product revenue, net	$33,424	$12,095	$82,585	$19,799

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2022:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2021	$515	$719	$101	$1,335
Current provisions relating to sales in the current year	4,993	3,011	227	8,231
Payments/returns relating to sales in the current year	(3,797)	(1,659)	—	(5,456)
Payments/returns relating to sales in the prior years	(295)	(535)	—	(830)
Balance at September 30, 2022	$1,416	$1,536	$328	$3,280

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Total revenue-related reserves as of September 30, 2022 and December 31, 2021, included in our consolidated balance sheets, are summarized as follows:

	September 30,	December 31,
	2022	2021
Reduction of accounts receivable	$(157)	$(50)
Components of other current liabilities	3,437	1385
Total revenue-related reserves	$3,280	$1,335

5.           Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$—	$—
Work-in-process	—	—
Finished Goods	14,621	3,675
	$14,621	$3,675

6.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2022	2021
Furniture, fixtures and vehicles	$224	$62
Computer hardware and software	345	341
Leasehold improvements	3,931	3,931
Lab equipment	4,068	4,249
Construction in progress	32	166
Total property and equipment	8,600	8,749
Less: Accumulated depreciation	(6,605)	(5,915)
Total property and equipment, net	$1,995	$2,834

Depreciation expense was $177 and $373 during the three months ended September 30, 2022 and 2021, respectively, and $885 and $1,079 during the nine months ended September 30, 2022 and 2021, respectively.

7.           Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments as of September 30, 2022 and December 31, 2021 are summarized in the following table.

		As of September 30, 2022			As of December 31, 2021
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$1,500	$18,500	$20,000	$750	$19,250
		$20,000	$1,500	$18,500	$20,000	$750	$19,250

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

8.           Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued research and development expenses	$13,559	$24,977
Accrued employee compensation and benefits	8,316	8,916
Accrued collaboration expenses	4,660	835
Accrued legal, commercial and professional fees	3,754	2,933
Other	579	370
	$30,868	$38,031

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

2015 Plan

As of September 30, 2022, there were 2,029,355 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance thereunder pursuant to such awards.

2018 Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Plan, which became effective on May 23, 2018. The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2022, increased by 2,762,416 Class A common shares. As of September 30, 2022, 4,117,546 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2021, pursuant to the 2018 ESPP’s evergreen provision, the Company’s board of directors approved an increase in the number of shares available for future issuance under the 2018 ESPP, as of January 1, 2022, of 90,000 Class A common shares. As of September 30, 2022, 604,290 Class A common shares were available for future issuance under the 2018 ESPP.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding as of December 31, 2021	9,226,846	$14.14
Granted	2,792,460	$11.22
Exercised	(226,230)	$5.81
Forfeited	(1,468,620)	$15.59
Outstanding as of September 30, 2022	10,324,456	$13.32
Share options exercisable as of September 30, 2022	5,525,898	$13.52
Share options unvested as of September 30, 2022	4,798,558	$13.10

As of September 30, 2022, total unrecognized compensation expense related to the unvested share option awards was $40,360 which is expected to be recognized over a weighted average remaining period of 2.73 years.

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

During the three months ended September 30, 2022 and 2021, the Company recognized compensation expense of $1,146 and $838, respectively, related to RSUs including those granted in connection with the RLTIP. During the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense of $2,697 and $2,868, respectively, related to RSUs including those granted in connection with the RLTIP.

The following table summarizes RSU activity, including the RSUs outstanding under the RLTIP for the nine months ended September 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2021	885,021	$15.72
Granted	1,318,583	$10.71
Vested	(229,151)	$15.79
Forfeited	(320,710)	$14.08
Unvested RSUs as of September 30, 2022	1,653,743	$13.17

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of September 30, 2022, total unrecognized compensation cost related to the RSU awards was $17,821 which is expected to be recognized over a weighted average remaining period of 3.38 years.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of goods sold	$164	$62	$456	$101
Research and development expenses	1,532	1,912	5,116	6,469
Selling, general and administrative expenses	4,345	4,225	13,176	12,472
	$6,041	$6,199	$18,748	$19,042

10.Out-Licensing Agreements

Genentech License Agreement

On August 2, 2022, the Company entered into a license agreement (the “Genentech License Agreement”) with Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively, “Genentech”), pursuant to which the Company granted Genentech exclusive worldwide rights to develop, manufacture and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”). The Genentech License Agreement became effective on September 12, 2022 (the “Genentech Effective Date”) following termination of the statutory waiting period under the Hart-Scott Rodino Act.

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license and is eligible to receive a near-term cash payment of $20,000 for delivery of certain materials to Genentech. In addition, the Company will be eligible to receive up to approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

Pursuant and subject to the terms of the Genentech License Agreement, Genentech has the exclusive worldwide right to conduct development and commercialization activities for Genentech Licensed Products at its sole cost. Notwithstanding the foregoing, the Company is responsible, at its sole cost, for continuing to conduct and finalize its Phase 2b clinical trial assessing the efficacy, safety and tolerability of vixarelimab in reducing pruritis in prurigo nodularis. Both the Company and Genentech participate in a joint transition committee, which coordinates and oversees the technology and inventory transition activities relating to the development of the Genentech Licensed Products and the Company’s conduct and finalization of its Phase 2b clinical trial.

The Company will provide to Genentech an initial drug supply and a drug product resupply and Genentech will be obligated to pay $20,000 to the Company after delivery of the last of such supply; provided that the materials are delivered by the applicable required supply date and meet the specified requirements. Genentech has the right, for a specified period of time, to purchase an additional batch of vixarelimab drug substance under the Genentech License

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Agreement at cost plus a markup. Under the Genentech License Agreement, Genentech has the right to assume manufacturing responsibilities for Genentech Licensed Products.

Absent early termination, the Genentech License Agreement will continue until there are no more royalty or other payment obligations owed to the Company. Genentech has the right to terminate the Genentech License Agreement at its discretion with prior written notice and either party may terminate the Genentech License Agreement in the event of an uncured material breach of the other party or in the case of insolvency of the other party. In addition, the Genentech License Agreement will terminate upon termination of the Biogen Agreement (as defined below).

The Company concluded that Genentech is a customer in this license agreement, and as such, the Genentech License Agreement falls within the scope of the revenue recognition guidance in ASC 606.

Accounting for Genentech License Agreement

As of the Genentech Effective Date, the Company identified the following material promises in the Genentech License Agreement: (i) the delivery of the exclusive license for vixarelimab; (ii) an initial drug supply delivery; (iii) a drug product resupply delivery; and (iv) completion of the Phase 2b clinical trial for vixarelimab.

The Company also evaluated whether certain options outlined within the Genentech License Agreement represented material rights that would give rise to a performance obligation, including the option to purchase additional drug substance, and concluded that none of the options convey a material right to Genentech and therefore are not considered separate performance obligations within the Genentech License Agreement.

The Company assessed the above promises and determined that the exclusive license for vixarelimab is reflective of a vendor-customer relationship and therefore represents a performance obligation. The exclusive license for vixarelimab is considered functional intellectual property and distinct from other promises under the Genentech License Agreement as Genentech can benefit from the license on its own or together with other readily available resources and the license is separately identifiable from the other promises. The initial drug supply and drug product resupply are considered distinct from the exclusive license for vixarelimab as Genentech can benefit from such supply together with the license transferred by the Company at the inception of the Genentech License Agreement. The completion of the Phase 2b clinical trial is considered distinct from the exclusive license for vixarelimab as Genentech can benefit from the data generated by such trial together with such license. Therefore, each represents a separate performance obligation within a contract with a customer at contract inception.

The Company determined the transaction price at the inception of the Genentech License Agreement which consists of the $80,000 upfront payment. The Company determined that any variable consideration, including the $20,000 related to the delivery of the initial drug supply and drug product resupply and future development and regulatory milestones, are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company also determined that it could not assert that it was not probable that a significant reversal in the amount of cumulative revenue recognized would occur. The Company also determined that royalties and sales milestones relate solely to the license of intellectual property. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met, under the sales or usage-based royalty exception of Topic 606.

As noted above, the Company identified four performance obligations in the Genentech License Agreement: (i) the delivery of the exclusive license for vixarelimab; (ii) an initial drug supply delivery; (iii) a drug product resupply delivery; and (iv) completion of the Phase 2b clinical trial for vixarelimab. The selling price of each performance obligation in the Genentech License Agreement was determined based on the Company’s standalone selling price (“SSP”) with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the transaction price to the exclusive license, initial drug supply delivery, drug product resupply delivery and completion of the Phase 2b clinical trial for vixarelimab. The Company recognizes

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

revenue for the license performance obligations at a point in time, that is upon transfer of the license to Genentech. As control of the license was transferred on the Genentech Effective Date and Genentech could begin to use and benefit from the license, the Company recognized $65,711 of collaboration revenue during the three and nine months ended September 30, 2022 under the Genentech License Agreement. The Company will recognize revenue for deliveries of certain drug supply to Genentech at a point in time upon delivery. The Company will recognize revenue for the completion of the Phase 2b clinical trial for vixarelimab over time using the cost-to-cost input method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the allocated transaction price based on the progress of completion. The calculation of the total estimated costs to fulfill the performance obligation includes costs associated with employees, development, manufacturing, and out-of-pocket costs expected to be paid to third parties.

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

Accounting for Mavrilimumab Collaboration Agreement

As of the Effective Date, the Company identified the following material promises in the mavrilimumab Collaboration Agreement: delivery of (i) exclusive license for mavrilimumab in the Territory and (ii) clinical manufacturing supply of certain materials for mavrilimumab products in the Territory.

The Company also evaluated whether certain options outlined within the mavrilimumab Collaboration Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Huadong and therefore are not considered separate performance obligations within the mavrilimumab Collaboration Agreement.

The Company assessed the above promises and determined that the exclusive license for mavrilimumab in the Territory is reflective of a vendor-customer relationship and therefore represents a performance obligation. The exclusive license for mavrilimumab in the Territory is considered functional intellectual property and distinct from other promises under the Collaboration Agreement as Huadong can benefit from the license on its own or together with other readily available resources and the license is separately identifiable from the other promises. The clinical manufacturing supply of certain materials for mavrilimumab products in the Territory is considered distinct from the exclusive license for mavrilimumab as Huadong can benefit from the manufacturing services together with the license transferred by the Company at the inception of the Collaboration Agreement. Therefore, each represents a separate performance obligation within a contract with a customer at contract inception.

The Company determined the transaction price at the inception of the mavrilimumab Collaboration Agreement which includes $10,000, consisting of the upfront payment. The Company also includes an estimate of variable consideration associated with the clinical manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones is deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company also determined that

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

royalties and sales milestones relate solely to the licenses of intellectual property. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met, under the sales or usage-based royalty exception of Topic 606.

As noted above, the Company identified two performance obligations in the mavrilimumab Collaboration Agreement: (i) the delivery of the exclusive license for mavrilimumab in the Territory; and (ii) the clinical manufacturing supply of certain materials for mavrilimumab products in the Territory. The selling price of each performance obligation in the mavrilimumab Collaboration Agreement was determined based on the Company’s standalone selling price (“SSP”) with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the variable consideration related to the manufacturing obligations to the future clinical supply of mavrilimumab products in the Territory and the remaining fixed and variable consideration to the license obligation. The Company recognizes revenue for the license performance obligations at a point in time, that is upon transfer of the license to Huadong. As control of the license was transferred on the Effective Date and Huadong could begin to use and benefit from the license, the Company recognized $10,000 of collaboration revenue during the nine months ended September 30, 2022 under the mavrilimumab Collaboration Agreement. The Company will recognize revenue for the clinical manufacturing supply obligations at a point in time, that is upon each delivery of the supply to Huadong.

Accounting for Rilonacept Collaboration Agreement

As of the Effective Date, the Company identified the following material promises in the rilonacept Collaboration Agreement that were evaluated: delivery of (i) exclusive license for rilonacept in the Territory; (ii) clinical manufacturing supply of certain materials for rilonacept products in the Territory; and (iii) commercial manufacturing supply of certain material for rilonacept products in the Territory.

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

The Company determined the transaction price at the inception of the rilonacept Collaboration Agreement which includes $12,000, consisting of the upfront payment. The Company also includes an estimate of variable consideration associated with the clinical manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones, sales milestones and royalties are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties and sales milestones will be recognized as the Company delivers the commercial manufactured product to Huadong. Any changes in estimates may result in a cumulative catch-up based on the number of units of manufactured product delivered.

As noted above, the Company identified a single combined performance obligation in the rilonacept Collaboration Agreement consisting of the exclusive license for rilonacept and clinical and commercial manufacturing obligations for rilonacept products in the Territory. The Company recognizes revenue for the combined performance obligation

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

consisting of the exclusive license for rilonacept and clinical and commercial manufacturing obligations for rilonacept products in the Territory at a point in time, upon which control of materials are transferred to Huadong for each delivery of the associated materials. The Company currently expects to recognize the revenue over the life of the agreement. This estimate considers the timing of development and commercial activities under the rilonacept Collaboration Agreement and may be reduced or increased based on changes in the various activities.

The Company has not recognized any revenue under the rilonacept Collaboration Agreement for the three and nine months ended September 30, 2022 as there has been no delivery of materials under the rilonacept Collaboration Agreement to date. The full transaction price of $12,000 is recorded in long-term deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes deferred revenue in connection with license and collaboration agreements for the nine months ended September 30, 2022:

	Balance at			Balance at End
	Beginning of Period	Additions	Deductions	of Period
Nine Months Ended September 30, 2022
Huadong rilonacept	$—	$12,000	$—	$12,000
Genentech vixarelimab	—	14,290	—	14,290
Deferred revenue	$—	$26,290	$—	$26,290

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

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of September 30, 2022. Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

In July 2017, the Company and Biogen entered into Amendment No. 1 to the Biogen Agreement, which clarified the scope of the antibodies subject to the Biogen Agreement.

On August 2, 2022, the Company entered into Amendment No. 2 to the Biogen Agreement (the “Second Biogen Amendment”). Pursuant to the terms of the Second Biogen Amendment, commencing on the effective date of the Genentech License Agreement, certain defined terms in the Biogen Agreement were amended, including “Net Sales”, “Indication”, “Product”, “Combination Product” and “Valid Claim”. In addition, the tiered royalty rates to be paid by the Company to Biogen increased by an amount equal to less than one percent.

Upon the termination or expiration of the Genentech License Agreement, the amendments to the terms of the Biogen Agreement, as set forth in the Second Biogen Amendment, will terminate and all terms of the Biogen Agreement will revert to the version of such terms in effect as of immediately prior to the effective date of the Genentech License Agreement.

During the three and nine months ended September 30, 2022, the Company recorded research and development expense of $11 and $45, respectively, related to the annual maintenance in connection with the Biogen Agreement. During the three and nine months ended September 30, 2021, the Company recorded research and development expense of $14 and $42 respectively, related to the annual maintenance fee in connection with the retained contracts.

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

During the three and nine months ended September 30, 2022 and 2021, the Company did not record any research and development expense in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  In addition, should there be a transfer of technology related to the manufacture of ARCALYST, then, to the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) such technology transfer shall also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three and nine months ended September 30, 2022, the Company recognized $4,623 and $16,549 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses. The Company recorded $6,000 of profit sharing expense in February 2022 related to the rilonacept Collaboration Agreement. For the three and nine months ended September 30, 2021 the Company did not recognize any collaboration expenses related to the profit sharing agreement.

Pursuant to the Regeneron Agreement, in September 2017, the parties entered into a clinical supply agreement under which Regeneron agreed to manufacture materials solely for the Company’s use in development activities. Pursuant to the Regeneron Agreement, during the year ended December 31, 2021, the Company entered into a commercial supply agreement under which Regeneron agreed to manufacture product for the Company’s use, including for commercial sales. The commercial supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three and nine months ended September 30, 2022 and 2021, the Company did not incur any research and development expense related to the purchase of drug materials under the clinical supply agreement. As of September 30, 2022 and December 31, 2021, the Company recorded inventory of $14,621 and $3,675, respectively, related to the purchase of commercial product under the commercial supply agreement (see Note 5). As of September 30, 2022, the Company had non-cancelable purchase commitments under the commercial supply agreement (see Note 14).

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

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in aggregate for the first two indications, of which $57,500 remain as of September 30, 2022. In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. In July 2020, the Company entered into an amendment to the MedImmune Agreement to establish a new coronavirus field and defer the payment of certain development and regulatory milestones as applied to the new coronavirus field. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000 and higher. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double-digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

During the three and nine months ended September 30, 2022 and 2021, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

12.         Earnings (Loss) per Share

The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, Class A1 and Class B1 common shares are identical, except with respect to voting, transferability and conversion (see the Notes to Consolidated Financial Statements to our Form 10-K). As the liquidation and dividend rights are identical, income and losses are allocated on a proportionate basis, and the resulting net earnings (loss) per share (EPS) attributed to common shareholders will, therefore, be the same for the Class A, A1, B and B1 common shares on an individual or combined basis.

KINIKSA PHARMACEUTICALS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Basic and diluted EPS attributable to common shareholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common shareholders	$224,093	$(30,544)	$178,902	$(121,591)
Denominator:
Weighted-average basic shares outstanding	69,445,071	68,662,673	69,305,755	68,444,061
Effect of dilutive securities
Options to purchase common shares	937,492	—	906,866	—
Unvested RSUs	169,455	—	73,823	—
Weighted-average diluted shares	70,552,018	68,662,673	70,286,444	68,444,061

Basic EPS	$3.23	$(0.44)	$2.58	$(1.78)
Diluted EPS	$3.18	$(0.44)	$2.55	$(1.78)

The Company’s unvested RSUs have been excluded from the computation of basic net loss per share attributable to common shareholders.

Diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of unvested RSUs and performance-based awards for which the performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.

For the three and nine months ended September 30, 2021 the Company’s potentially dilutive securities, which include options and unvested RSUs, have been excluded from the computation of diluted net loss per share attributable to common shareholders for the periods indicated as the effect would be to reduce the EPS attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted EPS attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Options to purchase common shares	8,472,937	9,556,481	8,880,055	9,556,481
Unvested RSUs	837,457	801,154	1,547,383	801,154
	9,310,394	10,357,635	10,427,438	10,357,635

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

Although Bermuda has no corporate income tax the Company’s income tax rate for the three and nine months ended September 30, 2022 is due to income subject to United Kingdom taxation and United States taxation under the Kiniksa US cost plus arrangements with the Company, and U.S. federal and state research tax credits (“R&D credits”). Income tax benefit for the three and nine months ended September 30, 2022 was $177,358 and $174,717, respectively. The benefit for income taxes is primarily driven by the release of the valuation allowance on the Company’s UK deferred tax assets in the third quarter.

Management regularly reassesses the valuation allowance on the Company’s deferred income tax assets. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that the Company will be able to recover its deferred tax assets. Such assessment is required on a jurisdiction-by-jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In the third quarter of 2022, the Company assessed the valuation allowance on its UK deferred tax assets and considered positive evidence, including cumulative UK income in recent years, continued commercial execution of ARCALYST, and expectations regarding future probability. After assessing both the positive evidence and negative evidence, the Company determined it was more likely than not that its UK deferred tax assets would be realized in the future and released the associated valuation allowance as of September 30, 2022. This resulted in a benefit of $185,843. As of September 30, 2022, the Company maintained a full valuation allowance against its U.S. deferred tax assets. There are no material deferred tax assets in the jurisdictions outside Kiniksa US and Kiniksa UK.

The Company transferred all of its rights, title and interest in, among other things, certain contracts (including the Biogen Agreement), intellectual property rights, product filings and approvals and other information, plans and materials owned or controlled by the Company insofar as they related exclusively or primarily to vixarelimab to Kiniksa UK in July 2022 pursuant to an asset transfer agreement between the Company and Kiniksa UK for the consideration described therein.  The Company did not incur any material tax liabilities in connection with the transfer and Kiniksa UK received a stepped up basis in the property.

14.         Commitments and Contingencies

License Agreements

The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 11).

Manufacturing Commitments

The Company entered into a commercial supply agreement with Regeneron to provide both clinical supply and commercial product (see Note 11). The Company entered into agreements with several CMOs to provide the Company with preclinical and clinical trial materials. As of September 30, 2022, the Company had committed to minimum payments under these agreements totaling $33,019 all of which are due within one year.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2022 or December 31, 2021.

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

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. Our portfolio of assets, ARCALYST® (rilonacept), KPL-404 and mavrilimumab, are based on strong biologic rationale or validated mechanisms, target underserved conditions, and offer the potential for differentiation. These assets are designed to modulate immunological pathways across a spectrum of diseases.

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

KPL-404 is an investigational monoclonal antibody inhibitor of CD40-CD154 interaction. In 2019, we acquired all of the outstanding securities of Primatope Therapeutics, Inc., or Primatope, the company that owned or controlled the intellectual property related to KPL-404. In connection with our acquisition of Primatope, we acquired an exclusive world-wide license to KPL-404 from Beth Israel Deaconess Medical Center, Inc. The CD40-CD154 interaction is a key T-cell co-stimulatory signal critical for B-cell maturation, immunoglobulin class switching and Type 1 immune response. We believe disrupting the CD40-CD154 interaction is an attractive approach to address multiple autoimmune disease pathologies such as rheumatoid arthritis, or RA, Sjogren’s syndrome, Graves’ disease, systemic lupus erythematosus and solid organ transplant graft rejection. In May 2021, we announced positive final data from our Phase 1 clinical trial of KPL-404 in healthy volunteers, which evaluated safety and pharmacokinetics, as well as receptor occupancy and T-cell dependent antibody response. In December 2021, we initiated a Phase 2 proof-of-concept clinical trial of KPL-404 in RA, which is designed to evaluate pharmacokinetics, safety and efficacy with subcutaneous administration. We are currently enrolling the second and final cohort of the multiple ascending dose portion of the Phase 2 clinical trial of KPL-404 in RA. Following completion of this portion of the trial, the proof-of-concept portion will begin. We expect data from the trial in the first half of 2024.

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting granulocyte-macrophage colony stimulating factor receptor alpha, or GM-CSFRα. In 2017, we licensed exclusive worldwide rights in all indications to mavrilimumab from MedImmune, Limited or MedImmune. We intend to pursue collaborative study agreements to evaluate the potential of mavrilimumab in rare cardiovascular diseases where the GM-CSF mechanism has been implicated. In parallel, we may also explore the use of mavrilimumab through research collaborations in other development areas. We previously evaluated mavrilimumab in giant cell arteritis, or GCA, a chronic inflammatory disease of the medium-to-large arteries, and COVID-19-related acute respiratory distress syndrome, or ARDS.

Vixarelimab is an investigational monoclonal antibody inhibitor of signaling through oncostatin M receptor beta, or OSMRβ. We acquired worldwide rights to vixarelimab in all indications from Biogen MA Inc., or Biogen, in 2016. In August 2022, we entered into an agreement to grant Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively, “Genentech”) an exclusive worldwide license to develop and commercialize vixarelimab, which closed in September 2022. Pursuant to such agreement, we have agreed to complete our in-progress Phase 2b dose-ranging clinical trial of vixarelimab for the treatment of prurigo nodularis, a chronic inflammatory skin condition.

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

We have incurred and expect to incur significant operating losses in the future. Our ability to generate product revenue sufficient to achieve sustained corporate profitability will depend heavily on the continued commercialization of ARCALYST and the development and eventual commercialization of one or more of our current or future product candidates, if approved. While our ARCALYST collaboration with Regeneron has achieved profitability, such profits remain small compared to our total net losses and there is no guarantee that our ARCALYST collaboration with Regeneron will remain profitable in the future. In addition, payments and royalties arising from out-licensing, collaboration or other similar agreements, though potentially substantial, are often isolated events and cannot be relied upon to generate significant and sustained revenue. For the nine months ended September 30, 2022, we recognized net income of $178.9 million, primarily as a result of out-licensing activities and the release of our deferred tax asset valuation; however, as of September 30, 2022 we had an accumulated deficit of $496.5 million. Notwithstanding the foregoing, we expect to incur significant operating losses as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, we expect to continue to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution of ARCALYST. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

Because of the numerous risks and uncertainties associated with product development, including any impact from the COVID-19 pandemic or fluctuations in the global economy, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain corporate profitability. Even if we are able to continue to commercialize ARCALYST and generate product sales from one or more of our current or future product candidates, if approved, we may not become profitable or maintain profitability. If we fail to become profitable or are unable to sustain corporate profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $200.7 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed.

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

License and collaboration revenue

License and collaboration revenue includes amounts recognized related to upfront payments, royalty revenue, and milestone payments.

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

Under the Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which includes $12.0 million for the Territory license of rilonacept and $10.0 million for the Territory license of mavrilimumab. In addition, we will be eligible to receive contingent payments, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay us tiered percentage royalties on a Licensed Product-by-Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Licensed Product in the Territory, subject to certain reductions tied to rilonacept manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Licensed Product-by-Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Licensed Product in such country or region in the Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers the applicable Licensed Product in such country or region in the Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Licensed Product in such country or region in the Territory. We recognized the $10.0 million related to the mavrilimumab license during the nine months ended September 30, 2022. We deferred the $12.0 million related to the rilonacept license agreement as of September 30, 2022, as no materials were shipped during the nine months ended September 30, 2022.

On August 2, 2022, we entered into a license agreement (the “Genentech License Agreement”) with Genentech, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies.

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license and are eligible to receive a near-term cash payment of $20.0 million for delivery of certain materials to Genentech. We will be eligible to receive up to approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones as well as royalties in the low double digits to mid-teens on annual net sales, in each case before fulfilling our upstream financial obligations. We recognized a portion of the $80.0 million upfront payment in the three and nine months ended September 30, 2022 for the exclusive vixarelimab license and the completed portion of the in-progress Phase 2b prurigo nodularis clinical trial. We will recognize the remaining revenue associated with the transaction price over the remaining duration of the in-progress Phase 2b prurigo nodularis clinical trial and after deliveries of certain drug supply.

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

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, there is no corporate income tax levied on an exempted company’s income, resulting in an effective zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses, while our assets remain in Bermuda. Our wholly owned U.S. subsidiaries, Kiniksa US, and Primatope are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals GmbH are subject to taxation in their respective countries. Our income tax benefit relates mainly to the release of the valuation allowance on our UK deferred tax assets partially offset by provision for income taxes relating to U.S. and UK taxable income.

In the first quarter of 2022, we transferred exclusive rights to develop and commercialize mavrilimumab in the Asia Pacific region, excluding Japan, to Kiniksa UK.

In the third quarter of 2022, we transferred exclusive worldwide rights to develop and commercialize vixarelimab to Kiniksa UK.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021	Change

	(in thousands)

Revenue:
Product revenue, net	$33,424	$12,095	$21,329
License and collaboration revenue	65,711	—	65,711
Total revenue	99,135	12,095	87,040
Costs and Operating expenses:
Cost of goods sold	6,937	2,767	4,170
Collaboration expenses	4,623	—	4,623
Research and development	16,485	19,236	(2,751)
Selling, general and administrative	24,677	20,759	3,918
Total operating expenses	52,722	42,762	9,960
Income (loss) from operations	46,413	(30,667)	77,080
Interest income	322	5	317
Income (loss) before income taxes	46,735	(30,662)	77,397
Benefit for income taxes	177,358	118	177,240
Net income (loss)	$224,093	$(30,544)	$254,637

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $33.4 million for the three months ended September 30, 2022, compared to $12.1 million for the three months ended September 30, 2021, an increase of $21.3 million. The increase in product revenue was primarily driven by an increase in patients.

License and Collaboration Revenue

We reported $66.5 million of license collaboration revenue for the three months ended September 30, 2022 related to the Genentech License Agreement. We expect to recognize $14.3 million of deferred revenue related to the Genentech License Agreement over the life of the in-progress Phase 2b prurigo nodularis clinical trial, and material deliveries.

Cost of Goods Sold

Upon the first sale commencing in April 2021, we began generating cost of goods sold associated with the sales of ARCALYST. We recognized cost of goods sold from the sale of ARCALYST of $6.9 million for the three months ended September 30, 2022, compared to $2.8 million for the three months ended September 30, 2021, an increase of $4.2 million. The cost of goods sold for the three month ended September 30, 2022 and 2021 each include $0.3 million for the amortization of the payment we made to Regeneron in the first quarter of 2021 upon the achievement of a regulatory milestone. The increase in cost of goods sold relates primarily to the increase in sales and an increase in the average cost per unit. The increase in the average cost per unit is largely attributable to selling through repurposed clinical supply that was previously expensed through R&D and carried at zero-cost in the 2021 period.

Collaboration Expenses

Collaboration expenses were $4.6 million for the three months ended September 30, 2022. Our collaboration with Regeneron continued to be profitable for the three months ended September 30, 2022 after first achieving profitability in the fourth quarter of 2021, following three quarters of commercial availability of ARCALYST for recurrent pericarditis. We expect to continue to incur collaboration expenses associated with sales of ARCALYST.

Research and Development Expenses

	Three Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
Rilonacept	$743	$2,178	$(1,435)
KPL-404	3,025	1,553	1,472
Mavrilimumab	1,118	3,832	(2,714)
Vixarelimab	4,014	2,846	1,168
Unallocated research and development expenses:
Personnel related (including share-based compensation)	5,097	5,721	(624)
Other	2,488	3,106	(618)
Total research and development expenses	$16,485	$19,236	$(2,751)

Research and development expenses were $16.5 million for the three months ended September 30, 2022, compared to $19.2 million for the three months ended September 30, 2021, a decrease of $2.8 million.

The direct costs for our ARCALYST program were $0.7 million during the three months ended September 30, 2022, compared to $2.2 million during the three months ended September 30, 2021, a decrease of $1.4 million. The expense reduction for the three months ended September 30, 2022 is due the limited remaining close-out costs. The expenses for the three months ended September 30, 2021 related primarily to the long-term extension portion of the RHAPSODY trial, our global, pivotal Phase 3 clinical trial in recurrent pericarditis.

The direct costs for our KPL-404 program were $3.0 million during the three months ended September 30, 2022, compared to $1.6 million during the three months ended September 30, 2021, an increase of $1.5 million. The increase in expenses incurred primarily related to the continuation costs of our Phase 2 trial in RA during the three months ended September 30, 2022 as compared to startup cost related to the Phase 2 trial in RA during the three months ended September 30, 2021.

The direct costs for our mavrilimumab program were $1.1 million during the three months ended September 30, 2022, compared to $3.8 million during the three months ended September 30, 2021, or a decrease of $2.7 million. The decrease in expenses incurred related primarily to the wind-down activities of the Phase 3 clinical trial during the three months ended September 30, 2022, while during the three months ended September 30, 2021 expenses incurred related to our Phase 2/3 clinical trial in COVID-19 related ARDS.

The direct costs for our vixarelimab program were $4.0 million during the three months ended September 30, 2022, compared to $2.8 million during the three months ended September 30, 2021, an increase of $1.2 million. Expenses incurred during the three months ended September 30, 2022 were primarily related to our continuation of the Phase 2b clinical trial in prurigo nodularis while during the three months ended September 30, 2021 expenses were primarily related to the initiation of our Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $7.6 million for the three months ended September 30, 2022 compared to $8.8 million for the three months ended September 30, 2021, a decrease of $1.2 million. The decrease of $1.2 million in unallocated research and development expenses was primarily due to a reduction in resources to support our ongoing clinical trials. Personnel-related costs for the three months ended September 30, 2022 and 2021 included share-based compensation of $1.5 million and $1.9 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24.7 million for the three months ended September 30, 2022 compared to $20.8 million for the three months ended September 30, 2021. The increase of $3.9 million was primarily due to an increase of $3.0 million in sales and marketing associated with the commercial operations of ARCALYST. Personnel-related costs for the three months ended September 30, 2022 and 2021 included share-based compensation of $4.3 million and $4.2 million, respectively.

Provision for Income Taxes

For the three months ended September 30, 2022, we recorded an income tax benefit of $177.4 million relating primarily to the release of the valuation allowance on our UK deferred tax assets. For the three months ended September 30, 2021, we recorded an income tax benefit of $0.1 million relating primarily to the tax benefit from the exercise of share options offset by the tax impact from the current tax expense due to income from our cost plus arrangements in the United States, net of R&D credits utilized. As a result of our successful commercial execution of ARCALYST we expect that our reported income tax expense will increase in future periods.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
Revenue:
Product revenue, net	$82,585	$19,799	$62,786
License and collaboration revenue	75,711	—	75,711
Total revenue	158,296	19,799	138,497
Operating expenses:
Cost of goods sold	16,185	5,233	10,952
Collaboration expenses	16,549	—	16,549
Research and development	51,100	71,864	(20,764)
Selling, general and administrative	70,736	63,207	7,529
Total operating expenses	154,570	140,304	14,266
Income (loss) from operations	3,726	(120,505)	124,231
Interest income	459	20	439
Income (loss) before benefit (provision) for income taxes	4,185	(120,485)	124,670
Benefit (provision) for income taxes	174,717	(1,106)	175,823
Net income (loss)	$178,902	$(121,591)	$300,493

Product Revenue, Net

Following the FDA approval of ARCALYST in March 2021 for recurrent pericarditis, we began generating product revenue from sales of ARCALYST in April 2021. We recognized net revenue from the sale of ARCALYST of $82.6 million for the nine months ended September 30, 2022, compared to $19.8 million, for the nine months ended September 30, 2021, an increase of $62.8 million. The increase in product revenue was primarily driven by an increase in patients.

License and Collaboration Revenue

License and collaboration revenue for the nine months ended September 30, 2022 was $75.7 million. The license and collaboration revenue for the nine months ended September 30, 2022 primarily consisted of $10.0 million in revenue recognized upon the signing of the mavrilimumab Collaboration Agreement in February of 2022 and $66.5 million for revenue related to the Genentech License Agreement. We expect to recognize $12.0 million of deferred revenue related to the rilonacept Collaboration Agreement over the anticipated supply period, and $14.3 million of deferred revenue related to the Genentech License Agreement over the life of the in-progress Phase 2b prurigo nodularis clinical trial, and material deliveries.

Cost of Goods Sold

Upon the first sale commencing in April 2021, we began generating cost of goods sold associated with the sales of ARCALYST. We recognized cost of goods sold from the sale of ARCALYST of $16.2 million for the nine months ended September 30, 2022, compared to $5.2 million for the nine months ended September 30, an increase of $11.0 million. The cost of goods sold for the nine months ended September 30, 2022 and 2021 each include $0.8 and $0.5 million for the amortization of the payment we made to Regeneron in the first quarter of 2021 upon the achievement of a regulatory milestone, respectively. The increase in cost of goods sold relates primarily to the increase in sales and an increase in the average cost per unit. The increase in the average cost per unit is largely attributable to selling through repurposed clinical supply that was previously expensed through R&D and carried at zero-cost during 2021.

Collaboration Expenses

Collaboration expenses were $16.5 million for the nine months ended September 30, 2022. Our collaboration with Regeneron continued to be profitable for the nine months ended September 30, 2022 after first achieving profitability in the fourth quarter of 2021, following three quarters of commercial availability of ARCALYST for recurrent pericarditis. The collaboration expenses for the nine months ended September 30, 2022 included $6.0 million due to Regeneron related to the upfront payment from the Huadong rilonacept Collaboration Agreement. We expect to continue to incur collaboration expenses associated with sales of ARCALYST.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2022	2021	Change

	(in thousands)
Rilonacept	$1,985	$8,191	$(6,206)
KPL-404	6,943	3,873	3,070
Mavrilimumab	5,607	19,749	(14,142)
Vixarelimab	10,454	7,632	2,822
Unallocated research and development expenses:			—
Personnel related (including share-based compensation)	17,276	21,804	(4,528)
Other	8,835	10,615	(1,780)
Total research and development expenses	$51,100	$71,864	$(20,764)

Research and development expenses were $51.1 million for the nine months ended September 30, 2022, compared to $71.9 million for the nine months ended September 30, 2021, a decrease of $20.8 million.

The direct costs for our ARCALYST program were $2.0 million during the nine months ended September 30, 2022, compared to $8.2 million during the nine months ended September 30, 2021, a decrease of $6.2 million. The decrease in expense for the nine months ended September 30, 2022 is due to limited current period remaining costs offset by lower than expected RHAPSODY trial cost, our global, pivotal Phase 3 clinical trial in recurrent pericarditis, identified during the close-out activities. The expenses for the nine months ended September 30, 2021 related primarily to the long-term extension portion of the RHAPSODY trial.

The direct costs for our KPL-404 program were $6.9 million during the nine months ended September 30, 2022, compared to $3.9 million during the nine months ended September 30, 2021, an increase of $3.1 million. The increase in expenses incurred primarily related to the continuation costs of our Phase 2 trial in RA during the nine months ended September 30, 2022, while during the nine months ended September 30, 2021 expenses incurred related primarily to the manufacturing of drug product supply for our anticipated Phase 2 trial in RA.

The direct costs for our mavrilimumab program were $5.6 million during the nine months ended September 30, 2022, compared to $19.7 million during the nine months ended September 30, 2021, a decrease of $14.1 million. The decrease in expenses incurred related primarily to the wind-down activities of the Phase 3 clinical trial in COVID-19 related ARDS during the nine months ended September 30, 2022, while during the nine months ended September 30, 2021 expenses incurred related primarily to our Phase 2/3 clinical trial in COVID-19 related ARDS.

The direct costs for our vixarelimab program were $10.5 million during the nine months ended September 30, 2022, compared to $7.6 million during the nine months ended September 30, 2021, or an increase of $2.8 million. Expenses incurred during the nine months ended September 30, 2022 were primarily related to the continuation of our Phase 2b clinical trial in prurigo nodularis while during the nine months ended September 30, 2021 expenses were primarily related to the initiation of our Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $26.1 million for the nine months ended September 30, 2022 compared to $32.4 million for the nine months ended September 30, 2021, a decrease of $6.3 million. The decrease of $6.3 million in unallocated research and development expenses was primarily due to supply chain and quality related costs associated with our commercial ARCALYST program, which are now included as cost of goods sold. Personnel-related costs for the nine months ended September 30, 2022 and 2021 included share-based compensation of $5.1 million and $6.5 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $70.7 million for the nine months ended September 30, 2022 compared to $63.2 million for the nine months ended September 30, 2021. The increase of $7.5 million was primarily due to an increase of $6.7 million in sales and marketing associated with the commercial operations of ARCALYST. Personnel-related costs for the nine months ended September 30, 2022 and 2021 included share-based compensation of $13.2 million and $12.5 million, respectively.

Provision for Income Taxes

For the nine months ended September 30, 2022, we recorded an income tax benefit of $174.7 million relating primarily to the release of the valuation allowance on the majority of our UK deferred tax assets. For the nine months ended September 30, 2021, we recorded a provision for income taxes of $1.1 million relating primarily to the tax impact from the current tax expense due to income from our cost plus arrangements in the United States, net of R&D credits utilized offset by tax benefit related to the exercise of share options.

Liquidity and Capital Resources

As of September 30, 2022, our principle source of liquidity was cash, cash equivalents and short-term investments, which totaled $200.7 million. Net income (loss) was $178.9 million and ($121.0) million for the nine months ended September 30, 2022 and 2021, respectively. We expect to incur operating losses for the foreseeable future.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, annual maintenance fees and to meet due diligence requirements, each based upon specified milestones. Under our license agreement with Regeneron, we have entered into supply agreements to provide both clinical and commercial product. We have committed to minimum payments to Regeneron of $32.8 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $7.0 million, of which $3.5 million are due within one year.

Under various agreements with third parties, we are entitled to receive upfront payments, milestone payments, and royalties, each based upon specified milestones. In the second quarter of 2022 we received $22.0 million of upfront payments as part of the Collaboration Agreements with Huadong. In the third quarter of 2022 we received an $80 million upfront payment as part of the Genentech License Agreement.

These agreements impact our short-term and long-term liquidity and capital needs.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Net cash provided by (used in) operating activities	$17,383	$(107,414)
Net cash provided by investing activities	34,582	178,676
Net cash provided by financing activities	1,326	4,673
Net increase (decrease) in cash and cash equivalents and restricted cash	$53,291	$75,935

Operating Activities

During the nine months ended September 30, 2022, operating activities provided $17.4 million of cash, primarily resulting from our net income of $178.9 million excluding the impact of deferred income taxes and other noncash charges of $162.9 million. Noncash charges and the benefit from deferred income taxes for the nine month ended September 30, 2022 consisted primarily of an increase to deferred income tax assets of $185.8 million offset by $18.7 million of stock based compensation. Net cash provided by our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of a change in deferred revenue of $26.3 million as a result of the rilonacept Huadong Collaboration Agreement and the Genentech License Agreement, offset by a $10.9 million increase in inventory, a $8.7 million increase in prepaid expenses and other current assets, and a $7.2 million increase in accounts receivable.

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

Investing Activities

During the nine months ended September 30, 2022 investing activities provided $34.6 million of cash, primarily consisting of $107.7 million from proceeds of maturities of short-term investments, partially offset by $73.1 million of purchases of short-term investments.

During the nine months ended September 30, 2021 investing activities provided $178.7 million of cash, consisting of $296.3 million from proceeds of maturities of short-term investments, partially offset by $97.5 million of purchases of short-term investments and $20.0 million related to the payment of a regulatory milestone incurred under the Regeneron Agreement.

Financing Activities

During the nine months ended September 30, 2022 and 2021, net cash provided by financing activities was $1.3 million and $4.7 million, respectively, consisting of proceeds from the exercise of share options.

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

During the nine months ended September 30, 2022, we included the estimates associated with revenue recognition in our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Consolidated Unaudited Financial Statements,” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	accrued research and development expenses;
●	share-based compensation;
●	revenue recognition; and
●	realizability of deferred tax assets.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Further, the COVID-19 pandemic and the ongoing war in Ukraine have adversely impacted the U.S. and global economy and financial markets, and any prolonged impact may continue to affect market interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have incurred significant losses related to expenses for research and development and our ongoing operations. For the nine months ended September 30, 2022, we recognized net income of $178.9 million as a result of out-licensing activities; however, as of September 30, 2022, we had an accumulated deficit of $496.5 million. We expect to incur losses for the foreseeable future as a result of many factors, including:

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

The development and commercialization of biopharmaceutical products is capital intensive. We are currently commercializing ARCALYST in the United States for the treatment of recurrent pericarditis, CAPS and DIRA. In addition, we are advancing our product candidates through research, preclinical and clinical development, including our Phase 2 clinical trial with KPL-404 in RA and our Phase 2b dose-ranging study of vixarelimab in prurigo nodularis.

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
●the costs and timing of establishing and maintaining clinical trial sites for the development of our product candidates, both in the United States and in jurisdictions outside of the United States, including as a result of the COVID-19 pandemic and global political turmoil, including the ongoing war in Ukraine;
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

The successful commercialization of our products and future approved product candidates, if any, will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide funding, establish and maintain favorable coverage and pricing policies and set adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for our products and future approved product candidates, if any, could limit our ability to market those products and decrease our ability to generate revenue.

Our ability to continue to commercialize ARCALYST in the approved recurrent pericarditis indication and other approved indications in the United States or any of our future approved product candidates, if any, particularly in orphan or rare disease indications, will depend in part on the availability of favorable coverage, patient affordability and the adequacy of reimbursement for ARCALYST or the product candidate and alternative treatments from third-party payors (e.g., governmental authorities, private health insurers and other organizations). We currently enjoy favorable coverage and reimbursement from third-party payors for ARCALYST in the approved recurrent pericarditis indication and seek to maintain such favorable coverage and reimbursement.

We cannot be certain we will continue to effectively execute our coverage and reimbursement strategy in the markets we pursue, which could limit the future commercial potential of ARCALYST in the approved recurrent pericarditis indication or any of our product candidates, if approved.

Governmental authorities, private health insurers and other third-party payors have attempted to control costs through a number of efforts, including by delaying the time to reimbursement, by restricting the breadth of coverage, by limiting the amount of reimbursement for particular products in terms of lower pricing and by increasing the proportion of the cost for which the patient is responsible. There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be limited to a subset of the patient population for which the treatment is approved by the FDA or similar regulatory authorities outside the United States, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used. Coverage and reimbursement barriers by payors may materially impact the demand for, or the price of, ARCALYST and any product candidate for which we obtain marketing approval, if any. If coverage and reimbursement are not available, or available only at limited levels, or if such coverage will require patient out-of-pocket costs that are unacceptably high, we may not be able to successfully commercialize ARCALYST or any of the product candidates for which we obtain marketing approval. Moreover, any coverage or reimbursement that may be obtained may be decreased or eliminated in the future. For example, one of the large private health insurers that currently covers ARCALYST intends to place ARCALYST on its exclusion list for the CAPS indication, which could create hurdles for new patients seeking coverage for their prescriptions in all indications.

We may also be unable to adequately satisfy a third-party payor’s value/benefit assessment on an ongoing basis. It is possible that third-party payors will select low-cost clinical comparators that serve as benchmarks for determining relative value, including generics, biosimilars and lower costs brands with or without the same approved indication. The result of such a change would be a more challenging value/benefit assessment caused by a more challenging basis for comparison and the potential for a worse relative outcome. Third-party payors may determine that we have failed to generate sufficient evidence to demonstrate the relative benefits of ARCALYST or any of our product candidates, if approved, and refuse to provide coverage and reimbursement entirely, or many find the evidence not sufficiently compelling to support the desired pricing and reimbursement. Similarly, payors may implement coverage criteria that further restricts the use of ARCALYST or any of our product candidates, if approved, beyond the approved label, which could adversely affect their commercial potential, including, for example, situations where a patient must be proven to not adequately respond to the lower-cost comparator.

Third-party payors are also introducing more challenging price negotiation methodologies, including in re-visiting established coverage and reimbursement parameters when new competitors, including branded drugs, generics and biosimilars, enter the market. It is possible that a third-party payor may consider our products and product candidates, if approved, as substitutable and only be willing to cover the cost of the alternative product. Even if we show improved efficacy, safety or improved convenience of administration with ARCALYST or any of our product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge for ARCALYST or any of our product candidates, if approved. Third-party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound. In other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and/or reimbursement levels. The potential of third-party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to continue to commercialize ARCALYST or successfully commercialize any of our product candidates, if approved. Third-party payors may also employ challenging price negotiation tactics in the event of a proposed price increase of our current and future products. See “Risks Related to Commercialization – It may be difficult for us to realize the benefit of increasing the price of certain of our commercialized products, due to unfavorable actions that third-party payors and other market participants may take. ”

It may be difficult for us to realize the benefit of increasing the price of certain of our commercialized products, due to unfavorable actions that third-party payors and other market participants may take.

In July 2022, we increased the price of ARCALYST, the first price increase of such drug since its initial commercialization for CAPS in 2008. In the future we may continue to increase the price of ARCALYST or any of our future products. We may be unable to realize commercial benefits from such price increases due to unfavorable actions that third-party payors (including governmental authorities and private health insurers) may take in response to price increases. Even if price increases lie below contractual price protection clauses, payors may request price concessions in exchange for covering our products or may opt to change coverage or reimbursement policies with respect to such products. If we cannot successfully negotiate with such payors, we may be forced to provide significant price concessions or, if we fail to arrive at a satisfactory resolution, lose favorable coverage or reimbursement for patients served by such payor. In such an event, we may see materially negative impacts on the patients we seek to serve and our business operations.

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

Further, price increases that outpace inflation may trigger additional rebate obligations under the Medicaid drug rebate program, Medicare Part B and Medicare Part D.

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

The total addressable market for any of our products and approved product candidates in the future, if any, will ultimately depend upon, among other things, the diagnostic criteria and applicable patient population included in the final label for the product or product candidate approved for sale for its indication, the efficacy, safety and tolerability demonstrated by the product candidate in our clinical trials, acceptance by the medical community and patients, pricing, access and reimbursement. The number of addressable patients in the United States and other major markets outside of the United States may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are small for many of our approved and targeted indications, we may never achieve corporate profitability.

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

While we received FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, each of our product candidates requires substantial additional preclinical or clinical development and manufacturing support and, if approved, an organization to facilitate a successful product launch and commercialization before we will be able to generate any revenue from product sales. The success of our product candidates or potential future product candidates depends upon several factors, including the following:

●submission to and authorization to proceed with clinical trials by the FDA under investigational new drug applications, or INDs, and clinical trial applications to applicable authorities outside of the United States for our product candidates to commence planned clinical trials or future clinical trials;
●successful completion of nonclinical studies, including toxicology studies, pharmacological, and biodistribution studies , as conducted, where applicable, under the FDA’s good laboratory practices, or GLP regulations;
●successful site activation for, enrollment in, and completion of clinical trials, including the ability of our CROs to successfully conduct such trials within our planned budget and timing parameters without materially adversely impacting our trials, and our ability to successfully oversee CRO activities;
●positive data from our clinical programs, including post-marketing trials and those intended to satisfy regulatory commitments or for label expansion, with sufficient quality that support an acceptable risk-benefit profile of our products and product candidates for the targeted indications in the intended populations to the satisfaction of the applicable regulatory authorities;
●timely receipt, if at all, of approvals from applicable regulatory authorities and maintenance of any such approvals;
●as applicable, acceptance of pediatric study plans by regulatory authorities, and the follow through of any pediatric study commitments, such as development of pediatric formulations, if required;
●establishment and maintenance of arrangements with third party manufacturers, as applicable, for continued clinical supply and commercial manufacturing;
●successful development of our manufacturing processes and transfer to third party contract development and manufacturing organization, or CDMO, facilities to support our development and commercialization activities in a manner compliant with all regulatory requirements;
●successful manufacture of sufficient supply of our product candidates within approved specifications for purity and efficacy from our facility and from our CDMOs or other sole-source manufacturers in order to meet clinical or commercial demand, as applicable, for ourselves and for our partners;
●establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
●timely and successful commercial launch of our product candidates;
●adoption of our products, if and when approved, by patients, patient-advocates, the medical community and third-party payors;
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

The COVID-19 pandemic, and measures taken in response to the pandemic, have had and could continue to have an impact on our current or planned preclinical studies and clinical trials. If the COVID-19 pandemic and measures undertaken in response to the pandemic are reinstated, including as a result of the emergence of new variants of the virus, we may experience significant disruptions that could materially impact our preclinical studies and clinical trials, including by:

●impeding, delaying, limiting or preventing the production, delivery or release of our product candidates and important ancillary products to our clinical trial sites or patients, including due to interruptions in the supply of raw materials or global shipping that may affect the transport of our product candidates or clinical trial materials, or the reprioritization by third parties or the U.S. government for any products or potential products related to the treatment or prevention of COVID-19;
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

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission between the end of 2022 and early Q2 of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024), may have a significant impact on the biopharmaceutical industry in the long term.

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
●regulatory authorities could require us to collect additional data or conduct additional clinical trials, which could include a requirement to compare our product candidates to other therapies for the treatment of the same indication;
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

We may seek Breakthrough Therapy or Fast Track designation for one or more of our product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Separately, if a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. Both Fast Track designation and Breakthrough Therapy designations offer sponsors the potential for rolling review of a BLA, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

Under certain circumstances, we or Regeneron could initiate a technology transfer to either us or another CMO to manufacture ARCALYST. For example, Regeneron could initiate a technology transfer as early as March 2023. Finding new CMOs or third-party suppliers to produce ARCALYST would add additional costs and require significant time and focus from our management and technical teams. We may also not be able to identify a suitable CMO that can meet our manufacturing timeline requirements. Even if we were to find a CMO, such CMO would need to produce ARCALYST at a different manufacturing site, potentially using a different or more costly process, or at a different scale. We cannot provide any assurance that the technology transfer from Regeneron to us or to another CMO will be successful in producing ARCALYST in sufficient quantities or of acceptable quality, if at all, or that we or another CMO will produce a comparable product to the satisfaction of regulatory authorities, which could delay, prevent or impair the further development, if any, or commercialization of ARCALYST. Further, we may be unable to establish a new agreement with another CMO on acceptable terms, if at all. In addition, there is typically a transition period when a new CMO commences work. Failure to produce ARCALYST in sufficient quantities or of acceptable quality could result in supply shortages for our patients, result in lost revenue and impact our ability to hold sufficient quantities of safety stock to be properly positioned to address unexpected disruptions to the ARCALYST supply chain.

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

In addition, we have engaged CMOs to manufacture mavrilimumab drug substance and drug product and have qualified CMOs to produce KPL-404 drug product. While we have manufacturing capabilities to support early development for our product candidates, we and our CMOs may not be able to produce sufficient quantities of our product candidates or produce them at an acceptable quality, including as a result of the COVID-19 pandemic or global supply chain issues, which could delay, prevent or impair our development or commercialization efforts and increase costs.

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

The manufacture of ARCALYST and our product candidates is highly regulated, complex and difficult, requiring a multi-step and controlled process, and even minor problems or deviations could result in ARCALYST or our product candidates failing to meet approved specifications, failed batches or other failures, such as defective products or manufacturing failures. We have limited experience overseeing the manufacturing processes of ARCALYST, mavrilimumab, vixarelimab and KPL-404. Due to the highly technical requirements of manufacturing ARCALYST and our product candidates and the strict quality and control specifications, we and our third-party providers may be unable to manufacture or supply ARCALYST or our product candidates despite our and their efforts. Failure to produce sufficient quantities of our product candidates could delay their development, result in supply shortages for our patients, result in lost revenue, if any, and diminish our potential profitability, as applicable, which may lead to lawsuits or could delay the introduction of our product candidates to the market.

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

The third parties upon whom we rely for the supply of the drug substance and drug product used in ARCALYST and our product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business or the business of our partners.

The drug substance and drug product used in ARCALYST, mavrilimumab and vixarelimab are supplied to us from single-source suppliers and we obtain the drug substance and drug product used in KPL-404 from a limited number of sources. Regeneron has a contractual right to be our sole source manufacturer of ARCALYST unless they have a persistent failure to satisfy our supply needs. Our ability to continue to commercialize ARCALYST, to develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet market demand, depends in part on our ability to obtain the drug substance and drug product for ARCALYST and these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. With respect to ARCALYST, mavrilimumab and vixarelimab, we do not currently have arrangements in place for a redundant or second-source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason. With respect to KPL-404, while we anticipate having more than one source for drug substance and drug product, such sources are nonetheless limited and subject to similar risks as our other products and product candidates.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our products and product candidates, including ARCALYST, mavrilimumab, and KPL-404. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or in licensed patents have, or that any of our owned or in-licensed pending patent applications that mature into issued patents will have, claims with a scope sufficient to protect ARCALYST, mavrilimumab, KPL-404, or any future products and product candidates. A U.S. patent covering ARCALYST as a composition of matter expired in 2020, and relevant composition of matter patents issued outside of the United States are expected to expire by 2023, not including any patent term extensions. A U.S. patent covering methods of using ARCALYST in the treatment of recurrent pericarditis issued in June 2021 and has a statutory term that expires in 2038, not including any patent term adjustment. The composition of matter patents for mavrilimumab generally have statutory expiration dates in 2027, not including any extensions or adjustments. The issued composition of matter patents for KPL-404 have statutory expiration dates in 2036, not including any extensions. The issued composition of matter patents licensed from Beth Israel Deaconess Medical Center related to KPL-404 have statutory expiration dates in 2032, not including any patent term extensions or adjustments. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions and adjustments may be available; however, the life of a patent, and the protection it affords, is limited. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. For example, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdiction in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval in such jurisdiction.

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

We entered into agreements to acquire the rights to develop and commercialize ARCALYST and our product candidates, mavrilimumab and KPL-404. In September 2017, we entered into a license agreement with Regeneron to obtain an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize ARCALYST. In December 2017, we entered into the MedImmune Agreement to obtain exclusive worldwide rights to research, develop, manufacture, market and sell mavrilimumab and any other products covered by the licensed patent rights. In connection with our acquisition of Primatope in March 2019, we acquired an exclusive world-wide license with Beth Israel Deaconess Medical Center for certain patent applications and patents related to KPL-404. Each of these agreements requires us to use commercially reasonable efforts to develop and commercialize the related product candidates, make timely milestone and other payments, provide certain information regarding our activities with respect to such product candidates and indemnify the other party with respect to our development and commercialization activities under the terms of the agreements. These agreements and any future such agreements that we enter into impose a variety of obligations and related consequences.

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

Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to immunomodulation. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of third-party patents that contain claims potentially relevant to mavrilimumab and KPL-404. If the claims of any of these patents are asserted against us, we do not believe our proposed activities related to mavrilimumab and KPL-404 would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. In order to avoid infringing these or any other third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use processes or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may also pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property or maintain the existing intellectual property rights we have, we may have to cease development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The USPTO and various governmental patent agencies outside of the United States require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and patent agencies outside of the United States over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we, our licensors or our licensees fail to maintain the patents and patent applications covering the licensed products, product candidate or technologies, we may not be able to stop a competitor from marketing products that are the same as or similar to the licensed products, product candidates or technologies, which would have a material adverse effect on our business. In addition, if we or our licensees fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patents, or receive royalties from a licensee. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us, any of the foregoing could expose us to liability to the applicable patent owner.

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

Following a national referendum and enactment of legislation by the government of the UK, the UK formally withdrew from the EU and ratified a trade and cooperation agreement governing its future relationship with the EU, referred to as Brexit. The agreement, which was being applied provisionally from January 1, 2021 and entered into force on May 1, 2021, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the UK and the EU as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since January 1, 2021, however, the UK has operated under a distinct regulatory regime to the EU. EU pharmaceutical laws only apply in respect of the UK to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. The UK government has proposed to repeal the majority of this retained EU law by the end of 2023, which may lead to further regulatory uncertainty and could result in cost increases for our business. While the UK has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the UK will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement includes specific provisions concerning medicinal products, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. For example, it is not clear to what extent the UK will adopt legislation aligned with, or similar to, the EU CTR which became applicable on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. On January 17, 2022, the Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the UK and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Brexit also materially impacted the regulatory regime with respect to the approval of our product candidates. Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). As of January 1, 2021, all existing centralized marketing authorizations were automatically converted into UK marketing authorizations effective in Great Britain and issued with a United Kingdom marketing authorization number on January 1, 2021 (unless marketing authorization holders opted out of this scheme). A separate marketing authorization is now required to market drugs in Great Britain. It is currently unclear whether the regulator in the UK, the MHRA, is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. The UK’s withdrawal from the EU and the associated uncertainty has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. The UK has also experienced significant political instability in 2022, which has seen three different Prime Ministers hold office. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

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

We participate in governmental programs that impose extensive drug price reporting and payment obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Under the Medicaid Drug Rebate Program (the “MDRP”), as a condition of federal funds being made available for our covered outpatient drugs under Medicaid and certain drugs or biologicals under Medicare Part B, we pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the Average Manufacturer Price (“AMP”) for each drug and, in the case of innovator products, best price. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, in which case payment would not be available for our covered outpatient drugs under Medicaid or, if applicable, Medicare Part B.

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

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase our costs for complying with the laws and regulations governing the MDRP and other governmental programs, and under the MDRP could result in an overage or undercharge in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B, if applicable, for our covered outpatient drugs. Pursuant to the Inflation Reduction Act of 2022 (the “IRA”), the AMP figures we report will also be used to compute rebates under Medicare Part D triggered by price increases that outpace inflation. We cannot assure you that our submissions will not be found to be incomplete or incorrect.

Enacted and future healthcare legislation may have a material adverse effect on our business and results of operations.

In the United States, EU and other jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory initiatives and proposed changes to the healthcare system that could affect our operations. For example, in the United States, the Affordable Care Act (the “ACA”) substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and established a new Medicare Part D coverage gap discount program.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, led to reductions of Medicare payments to providers, which will remain in effect through 2031 unless additional Congressional action is taken. More recently, in March 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

Most significantly, in August 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biologic pricing, reduce the cost of prescription drugs and biologics under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs and biologics. For example, in May 2019, CMS published a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. In addition, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024. Most recently, in August 2022, the IRA was signed into law, which implemented a number of significant changes, as described above. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our products and product candidates, if approved, or additional pricing pressures.

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

In markets outside of the United States and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In the UK, the recent political instability has resulted in Rishi Sunak being appointed as the UK’s third Prime Minister of 2022. Given the new UK government is in its infancy, there remains significant uncertainty as to whether reforms are likely to be made to healthcare legislation in the UK.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, the EU or elsewhere. For example, such actions may result in changes to governmental policies and regulations that affect our operations and business, including our clinical trials, regulatory approval, pharmaceutical pricing and reimbursement. If we or any third party we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third party are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain corporate profitability.

Unfavorable global economic or operational conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the COVID-19 pandemic, the ongoing war in Ukraine and increases in inflation and interest rates have impacted and continue to impact the global economy, causing or contributing to global supply chain issues, price fluctuations and other significant economic effects. See “Risk Factors — General Risk Factors — The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact that is significant on our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position” and “Risk Factors — General Risk Factors — The ongoing war in Ukraine, and actions taken against Russia as a result of its invasion of Ukraine, has and may continue to have an adverse impact on the global economy, equity capital markets and our clinical operations.” In addition, global credit and financial markets have recently experienced volatility and disruptions, including severely diminished liquidity and credit availability, rising interest rates, declines in consumer confidence, declines in economic growth, increase in unemployment rates and uncertainty about economic stability.

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

Our clinical trial programs outside the United States may implicate international data protection laws, including the General Data Protection Regulation 2016/679, or GDPR, and legislation of EU member states and European Economic Area, or EEA, countries implementing it. The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States called the Privacy Shield, but in July 2020 the Court of Justice of the EU, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses, or SCCs. In March 2022, the EU and United States announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. And while the CJEU upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the UK. The UK’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate or intend to operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

The EU has also proposed a Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing. Additionally, the EU adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials. Failure or perceived failure to comply with the GDPR, the UK GDPR, the ePrivacy Regulation, the EU Clinical Trials Regulations, and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, affect our compliance with contracts entered into with our partners and collaborators, and could have an adverse effect on our reputation, business and financial condition.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of September 30, 2022, the holders of Class A common shares accounted for approximately 66% of our aggregate voting power and the holders of Class B common shares accounted for approximately 34% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 30% of our aggregate voting power as of September 30, 2022 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. For example, as of September 30, 2022, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 78% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 common shares and our Class B1 common shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A common shares.

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

Our share price is likely to continue to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility, including as a result of the COVID-19 pandemic, inflation and government responses to inflation, and global economic conditions, that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our shareholders may not be able to sell their Class A common shares at or above the price they paid for their shares. The market price for our Class A common shares may be influenced by many factors, including:

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

A significant number of our Class A common shares are issuable upon conversion of our Class B, Class A1, and Class B1 common shares, subject to certain limitations on conversion. As of September 30, 2022, approximately 1.9 million Class A common shares directly held by our executive officers and directors, inclusive of Class A common shares issuable upon conversion of our Class B, Class A1, and Class B1 common shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, and such rule, Rule 144. In addition, as of September 30, 2022, there were approximately 10.1 million Class A common shares subject to outstanding share options and RSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of September 30, 2022, on an as-converted to Class A common shares basis, these shareholders collectively held approximately 33.7 million of our Class A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Pursuant to our amended and restated investor rights agreement, or our investors rights agreement, certain shareholders are entitled to certain registration rights with respect our Class A common shares, including Class A common shares issuable upon conversions of our Class B, Class A1, and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively registerable securities, under the Securities Act. As of September 30, 2022, on an as-converted to Class A common shares basis, we have registered approximately 31.8 million Class A common shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the investors rights agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A common shares basis, approximately 1.7 million Class A common shares held by certain of our executive officers as of September 30, 2022. If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

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

Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom), the United States, Bermuda, and other jurisdictions, as well as being affected by certain changes currently proposed by the Organization for Economic Cooperation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation were to arise, it could adversely impact our tax position and our effective tax rate. For example, the UK government announced significant tax cuts, only to see such proposed tax cuts swiftly reversed following a change in Prime Minister. Given the new administration in the UK is in its infancy, there remains significant uncertainty as to any other tax policies and strategies which this or any future administration may adopt.

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

We completed an analysis of the Company’s and its subsidiaries sources of income and character of their assets for U.S. federal income tax purposes and determined that neither the Company nor any of its subsidiaries would be classified a PFIC for the taxable year ended December 31, 2021. We plan to perform an analysis to determine whether the Company or its subsidiaries are expected to be treated as PFICs for the taxable year ending December 31, 2022, and do not believe that the Company or its subsidiaries will be treated as a PFIC for the taxable year ending December 31, 2022. However, there can be no guarantee that the Company, or its subsidiaries, will not be treated as a PFIC for any taxable period. A non-U.S. company will generally be considered as a PFIC for any taxable year if (i) at least 75% of its gross income is passive (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we, or our subsidiaries, are classified as a PFIC in any year with respect to which a U.S. Holder (as defined below) owns our Class A common shares, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the Class A common shares, regardless of whether we continue to meet the PFIC test described above, unless we cease to be a PFIC and the U.S. Holder made a “qualified electing fund” election or “mark-to-market” election for (a) the first taxable year the U.S. Holder was treated as owning our shares while we were a PFIC or (b) for the taxable year in which we were a PFIC and the U.S. Holder made a “deemed sale” election or was qualified to and made a “deemed dividend” election. A “U.S. Holder” is a beneficial owner of our Class A common shares that, for U.S. federal income tax purposes, is or is treated as any of the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1†+	License Agreement, dated August 2, 2022, by and among Kiniksa Pharmaceuticals (UK), Ltd., Genentech, Inc. and F. Hoffmann-La Roche Ltd.					*

10.2+	Amendment No. 2, dated August 2, 2022, to the Asset Purchase Agreement, dated September 7, 2016, by and between the Registrant and Biogen MA Inc.					*

10.3	Fifth Amendment of Sublease, dated July 27, 2022, by and between Kiniksa Pharmaceuticals Corp. and 92 Hayden Avenue Trust					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

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

KINIKSA PHARMACEUTICALS, LTD.

Date: November 3, 2022	By:	/s/ Mark Ragosa
Mark Ragosa
Senior Vice President and Chief Financial Officer (Principal Financial Officer)