Form 10-K
period 2022-12-31
Kiniksa Pharmaceuticals, Ltd.
filed 2023-03-02
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common shares on The Nasdaq Global Select Market on June 30, 2022, was approximately $346.7 million.

As of February 28, 2023, there were 69,753,123 common shares outstanding in aggregate, comprised of:

34,806,180 Class A common shares, par value $0.000273235 per share

1,813,457 Class B common shares, par value $0.000273235 per share

17,075,868 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Kiniksa Pharmaceuticals, Ltd.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report including statements regarding our products’ commercial sales, future results of anticipated products, future results of operations and financial position, expected timeline for our cash, cash equivalents and short-term investments, business strategy, product development, prospective products and product candidates, their expected properties, performance, market opportunity and competition, supply of drug products at acceptable cost and quality, collaborators, license and other strategic arrangements, the expected timeline for achievement of our clinical milestones, the timing of, and potential results from, clinical and other trials, potential marketing authorization from the FDA or regulatory authorities in other jurisdictions, potential and ongoing coverage and reimbursement for our products and product candidates, if approved, commercial strategy and pre-commercial activities, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success and plans and objectives of management for future operations and funding requirements, are forward-looking statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report entitled “Summary Risk Factors”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	our continued ability to commercialize ARCALYST (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	our status as a small commercial stage biopharmaceutical company and our expectation to incur losses for the foreseeable future;
●	our future capital needs and our need to raise additional funds;
●	our ability to manufacture sufficient quantities of our products and product candidates to meet patient and partner demand;
●	the market acceptance of our products and product candidates;
●	competitive and potentially competitive products and technologies;
●	prescriber awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;
●	our ability to meet the quality expectations of prescribers or patients;

●	the decision of third-party payors not to cover or maintain coverage of or to establish burdensome requirements prior to covering ARCALYST or any of our current or future product candidates, if approved, or to require extensive or independently performed clinical trials prior to covering or maintaining coverage of our product candidates, if approved;
●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay, including due to the COVID-19 pandemic and global political turmoil, including the ongoing war in Ukraine;
●	the decision by any applicable regulatory authority whether to clear our current or future product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
●	our ability to anticipate and prevent adverse events caused by our products and product candidates;
●	our ability to improve our product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake and execute on business combinations, out-licensing activities, collaborations or other strategic transactions and our ability to realize value therefrom;
●	our ability to have our products and product candidates manufactured in accordance with regulatory requirements and at acceptable cost and quality specifications;
●	our ability to successfully manage our growth;
●	our ability to avoid product liability claims and maintain adequate product liability insurance;
●	our ability to obtain regulatory exclusivity;
●	federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates;
●	ownership concentration of our executive officers, directors, certain members of senior management and affiliated shareholders may prevent our shareholders from influencing significant corporate decisions; and
●	our ability to attract and retain skilled personnel.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our Class A common shares. The principal risks and uncertainties affecting our business include the following:

●	we have only recently begun generating product revenue, have incurred significant operating losses in the past, expect to incur significant operating losses for the foreseeable future and may never achieve corporate profitability on a sustained basis;
●	we will require significant additional funding to develop our portfolio, commercialize our products and product candidates, if approved, and to identify, discover, develop or acquire additional product candidates, and if we are unable to secure financing on acceptable terms when needed, or at all, we could be forced to delay, reduce or cease one or more of our product development plans, research and development programs or other operations or commercialization efforts;
●	we depend heavily on the commercial success of ARCALYST and may be unsuccessful in our efforts to commercialize ARCALYST on a sustained basis, support our sales, marketing, and distribution activities and maintain applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result, we may not be able to sustain the commercialization of ARCALYST, or successfully commercialize any future products;
●	we depend heavily on the success of one or more of our product candidates, which are in various stages of development; such success is dependent upon us advancing our product candidates in clinical development, obtaining regulatory approval and ultimately commercializing one or more of our product candidates on a timely basis;
●	ARCALYST in recurrent pericarditis, as well as our current or future product candidates, if approved, may not gain sustained market acceptance by prescribers, patients, or third-party payors, in which case our ability to generate product revenues will be impaired;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third-party payors provide funding, establish favorable coverage and pricing policies, respond to price increases and set adequate reimbursement levels for our products and product candidates, if approved, and failure to obtain or maintain coverage and adequate reimbursement for our products and product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;
●	the market opportunities for our products and product candidates, if approved, may be smaller than we estimate, or any approval that we obtain may be based on a narrower definition of our targeted patient population, either of which may materially adversely affect our revenue and ability to achieve profitability;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our current or planned preclinical and/or clinical trials, including as a result of delays in obtaining regulatory approvals for indications, activating sites, enrolling participants, and conducting trials, which could delay or prevent our product development activities;
●	we rely on third parties, including contract research organizations (“CROs”) to activate our sites and conduct or otherwise support our research activities, preclinical studies and clinical trials for our product candidates, and these third parties may not perform satisfactorily, which could delay, prevent or impair our product development activities;

●	we rely on third parties, including independent contract manufacturing organizations (“CMOs”) to manufacture our product candidates for preclinical and clinical development, to manufacture our commercial supply of ARCALYST, and supply of drug substance and drug product for ARCALYST and our product candidates; and if these third parties do not perform satisfactorily, including by producing insufficient supply of commercial and clinical stock to meet patient demand or clinical trial requirements, or are impacted by delays or supply shortages, our product development activities, regulatory approval, and commercialization efforts may be delayed, prevented or impaired;
●	all of our products and current product candidates have been licensed or acquired from other parties; if those parties did not adequately protect and we are unable to adequately protect such products and product candidates, or to secure and maintain freedom to operate, others could preclude us from commercializing our products and product candidates, if approved, or compete against us more directly;
●	we face significant competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not successfully execute our growth strategy to identify, discover, develop, license or acquire additional product candidates or technologies, and our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions;
●	we have entered into and may seek to enter into collaboration, licensing or other transactions to further develop, commercialize or otherwise realize value from one or more of our product candidates, and the expected value we hope to realize, including through milestone, royalty or other payments may be less than we expect; and
●	concentration of ownership of the voting power of our common shares may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A common shares.

Industry and other data

Unless otherwise indicated, certain industry data and market data included in this Annual Report were obtained from independent third-party surveys, market research, publicly available information, reports of governmental agencies and industry publications and surveys. All of the market data used in this Annual Report involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We believe that the information from these industry publications and surveys included in this Annual Report is reliable.

ARCALYST® is a registered trademark of Regeneron Pharmaceuticals, Inc. (“Regeneron”).

PART I

ITEM 1.      BUSINESS.

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. Our portfolio of immune-modulating assets, ARCALYST® (rilonacept), KPL-404 and mavrilimumab, are based on strong biologic rationale or validated mechanisms, target a spectrum of underserved cardiovascular and autoimmune conditions, and offer the potential for differentiation.

ARCALYST is an interleukin-1α and interleukin-1β cytokine trap. In 2017, we licensed ARCALYST from Regeneron, who discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear.

We received U.S. Food and Drug Administration (the “FDA”) approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is commercially available across the United States through a network of distributors. ARCALYST is also approved in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”) specifically Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in Deficiency of Interleukin-1 Receptor Antagonist (“DIRA”) in adults and children weighing 10 kg or more. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States, and evenly split profits on sales as well as third-party proceeds with Regeneron.

In February 2022, we granted Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) exclusive rights to develop and commercialize ARCALYST in the Asia Pacific region, excluding Japan.

KPL-404 is an investigational monoclonal antibody inhibitor of CD40-CD154 interaction. In 2019, we acquired all of the outstanding securities of Primatope Therapeutics, Inc. (“Primatope”), the company that owned or controlled the intellectual property related to KPL-404. In connection with our acquisition of Primatope, we acquired an exclusive world-wide license to KPL-404 from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”).

The CD40-CD154 interaction is a key T-cell co-stimulatory signal critical for B-cell maturation, immunoglobulin class switching and Type 1 immune response. We believe disrupting the CD40-CD154 interaction is an attractive approach to address multiple autoimmune disease pathologies such as rheumatoid arthritis (“RA”), Sjogren’s syndrome, Graves’ disease and systemic lupus erythematosus.

In May 2021, we announced positive final data from our Phase 1 single-ascending-dose clinical trial of KPL-404 in healthy volunteers, which evaluated safety and pharmacokinetics, as well as receptor occupancy and T-cell dependent antibody response. In December 2021, we initiated a Phase 2 clinical trial of KPL-404 in RA, which is designed to evaluate pharmacokinetics, safety and efficacy with subcutaneous administration. In January 2023, we announced that we had completed enrollment of the second and final cohort of the multiple ascending dose portion of such trial. Following completion of this portion of the trial, the proof-of-concept portion will begin. We expect data from the trial in the first half of 2024.

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting granulocyte-macrophage colony stimulating factor receptor alpha (“GM-CSFRα”). In 2017, we licensed exclusive worldwide rights in all indications to mavrilimumab from MedImmune, Limited (“MedImmune”).

We are pursuing collaborative study agreements to evaluate the potential of mavrilimumab in rare cardiovascular diseases where the GM-CSF mechanism has been implicated. We previously evaluated mavrilimumab in giant cell arteritis (“GCA”), a chronic inflammatory disease of the medium-to-large arteries, and COVID-19-related acute respiratory distress syndrome (“ARDS”).

In February 2022, we granted Huadong exclusive rights to develop and commercialize mavrilimumab in the Asia Pacific region, excluding Japan.

Vixarelimab is an investigational monoclonal antibody inhibitor of signaling through oncostatin M receptor beta (“OSMRβ”), which was previously part of our portfolio of immune-modulating assets. In September 2022, we closed an agreement granting Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively, “Genentech”) an exclusive worldwide license to develop and commercialize vixarelimab. Pursuant to such agreement, we have agreed to complete our in-progress Phase 2b dose-ranging clinical trial of vixarelimab for the treatment of prurigo nodularis, a chronic inflammatory skin condition.

The following table summarizes our current pipeline of products and product candidates:

(1)	Approved in the U.S.; ARCALYST is also approved for cryopyrin-associated periodic syndromes (CAPS) and deficiency of the interleukin-1 receptor antagonist (DIRA);
(2)

The FDA granted Breakthrough Therapy designation to ARCALYST for recurrent pericarditis in 2019; the FDA granted Orphan Drug exclusivity to ARCALYST in March 2021 for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and pediatric patients 12 years and older. The European Commission granted Orphan Drug designation to ARCALYST for the treatment of idiopathic pericarditis in 2021;

(3)	Phase 2 clinical trials of mavrilimumab in rheumatoid arthritis and giant cell arteritis achieved their primary and secondary endpoints with statistical significance;

IL-1α = interleukin-1α; IL-1β = interleukin-1β; GM-CSFRα = granulocyte macrophage colony stimulating factor receptor alpha; OSMRβ = oncostatin M receptor beta.

Using a data-centric approach, our team considers a wide variety of metrics to drive informed capital allocation strategies and generate value from our portfolio of immune-modulating assets, including by analyzing potential additional indications for ARCALYST, KPL-404 and mavrilimumab, being opportunistic in our business development activities to in-license or acquire programs, considering appropriate opportunities to partner or out-license our programs and conducting internal research to discover and develop molecules to expand our portfolio.

Our Strategy

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. Our portfolio of immune-modulating assets, ARCALYST, KPL-404 and mavrilimumab, are based on strong biologic rationale or validated mechanisms, target a spectrum of underserved cardiovascular and autoimmune conditions, and offer the potential for differentiation.

Critical components of our business strategy include the following:

●	Commercialize ARCALYST and Our Product Candidates, if Approved. In connection with our commercial launch of ARCALYST for the treatment of recurrent pericarditis, we have built a specialty cardiology sales team that we expect will continue to effectively reach patients and prescribers and successfully leverage ARCALYST’s commercial potential. We also expect that we will be able to leverage our existing commercial infrastructure to launch and commercialize our other current and future product candidates, if approved.

●	Advance Our Product Candidates Through the Development Process. We are pursuing multiple product candidates in parallel and have advanced these programs with the goal of delivering differentiated therapies to patients. We believe that each of our product candidates has the potential to address significant unmet medical needs and intend to develop them efficiently in a data-driven manner.
●	Explore Opportunities to Drive Value and Maximize the Potential of Our Existing Portfolio. We believe that our product candidates have potential in multiple indications. Our assets are designed to modulate immunological signaling pathways that are implicated across a spectrum of diseases. We may also seek collaborations, licenses and other strategic relationships to assist in advancing and expanding our current programs, as appropriate, to drive value.
●	Work to Identify, Discover, Acquire and Develop New Therapies. We evaluate a variety of factors for potential product candidates, technologies and discovery targets, including biologic rationale for addressing the disease, potential for regulatory approval, commercial viability, intellectual property position, prospects for favorable pricing and reimbursement and the impact of competition. We also look at assets that could potentially address multiple indications. We intend to continue to be opportunistic in our business development activities.

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

Recurrent pericarditis is a painful autoinflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. We received Breakthrough Therapy designation from the FDA for ARCALYST for the treatment of recurrent pericarditis in 2019, Orphan Drug designation from the FDA for ARCALYST for the treatment of pericarditis, which includes the treatment of recurrent pericarditis, in 2020 and FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and pediatric patients 12 years and older in March 2021. Additionally, in 2021, the European Commission granted Orphan Drug designation to ARCALYST for the treatment of idiopathic pericarditis.

In June 2020, we reported final results from RHAPSODY, our global, double-blind, placebo-controlled, randomized-withdrawal design, pivotal Phase 3 clinical trial of ARCALYST in subjects with recurrent pericarditis. RHAPSODY met its prespecified primary and all major secondary efficacy endpoints with statistical significance, showing that ARCALYST improved clinically meaningful outcomes associated with unmet medical need in recurrent pericarditis. RHAPSODY data were also published in The New England Journal of Medicine simultaneously with a late-breaking scientific presentation at the American Heart Association’s Scientific Sessions 2020. In November 2022, data from the long-term extension portion of the RHAPSODY trial were presented at the American Heart Association’s Scientific Sessions which demonstrated, among other things, that continued ARCALYST treatment beyond 18 months resulted in continued treatment response.

In February 2022, we granted Huadong exclusive rights to develop and commercialize ARCALYST in the Asia Pacific region, excluding Japan.

Mechanism of Action

ARCALYST is an inhibitor of IL-1α and IL-1β. IL-1α and IL-1β have been demonstrated to play a key role in inflammatory diseases. IL-1α and IL-1β provoke potent, proinflammatory events by engaging the IL-1α and IL-1β receptor. Following tissue insult, the release of IL-1α acts as the primary initiating signal to coordinate the mobilization of immune cells to the damaged area, while IL-1β is secreted mostly by macrophages and is a prototypical cytokine of the canonical NLRP-3 inflammasome. IL-1α and IL-1β signaling results in a dramatic increase in the production of cytokines that orchestrate the proliferation and recruitment of phagocytes to the site of damage, resulting in inflammation. Moreover, IL-1α and IL-1β signaling also affects other immune system cells, such as T-cells and B-cells.

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

We believe that inhibiting both IL-1α and IL-1β signaling is important for treating recurrent pericarditis. In a published case study, a patient with a refractory form of recurrent pericarditis, who was well controlled on anakinra, was switched from anakinra to canakinumab, which inhibits only IL-1β, for tolerability reasons. The patient’s disease returned despite further dose escalation of canakinumab. When the patient was switched back to anakinra, which inhibits ILα and ILβ, the disease promptly went back into remission. These data, together with clinical data from our pivotal Phase 3 clinical trial of ARCALYST, indicate that IL-1α and IL-1β play unique roles in recurrent pericarditis and other autoinflammatory diseases in which the pathology may be driven primarily by IL-1α.

Beyond recurrent pericarditis, we believe there is significant potential for ARCALYST to address additional indications. For example, we believe there are other diseases of the cardiovascular system where tissue inflammation may be driven by IL-1α or IL-1β. More generally, we believe there may be many diseases characterized by painful serosal inflammation that may be driven by IL-1α, and we intend to consider development of ARCALYST in these indications and in others where we believe IL-1α and/or IL-1β plays a key role in disease pathophysiology.

Background and Market Opportunity for Recurrent Pericarditis

Pericarditis is the most common disorder involving the pericardium, the two-layered sac that surrounds the heart. Pericarditis is an inflammation of this sac and is typically characterized by significant chest pain, shortness of breath, coughing and fatigue and is often misconstrued by patients as a heart attack. In addition, typical signs of pericarditis include pericardial friction rub, electrocardiogram changes or pericardial effusion, which is a buildup of fluid around the heart. Pericarditis is described as recurrent if, following an initial occurrence of pericarditis, it recurs after a symptom-free period of about four to six weeks. Pericarditis is considered chronic if symptoms of any one episode last longer than three months, typically causing significant pain and frustration. If pericarditis is left untreated, patients can develop thickening and scarring of the pericardium, potentially requiring invasive surgical stripping. Pericardial effusion, if large enough, can compress the heart extrinsically, requiring emergent drainage.

In March 2021, we received FDA approval to market ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, and we are exploring opportunities for potential expansion into other countries. Claims analysis, cross validated with published estimates, support a prevalent population of patients with recurrent pericarditis seeking and receiving medical treatment to be approximately 40,000 patients in the United States per year. Within this estimated diagnosed and treated recurrent pericarditis patient population, there are certain subgroups of patients totaling approximately 14,000 in the U.S. who suffer from persistent underlying disease, multiple recurrences and an inadequate response to conventional therapy who serve as our core target patient population.

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

Clinical Trials

In June 2020, we reported final results from RHAPSODY, our global, double-blind, placebo-controlled, randomized-withdrawal design, pivotal Phase 3 clinical trial of ARCALYST in subjects with recurrent pericarditis. RHAPSODY met its prespecified primary and all major secondary efficacy endpoints with statistical significance. Median [95% CI] time to pericarditis recurrence for ARCALYST recipients in the randomized withdrawal period could not be estimated due to the low number of recurrences in the ARCALYST treatment arm. The median time-to-recurrence for placebo recipients was 8.6 [4.0-11.7] weeks (Hazard Ratio = 0.04, p<0.0001). ARCALYST recipients experienced a 96% reduction in risk of recurrent pericarditis events. 81% of ARCALYST recipients maintained clinical response at Week 16 of the randomized withdrawal period, compared to 20% of placebo recipients (p=0.0002). Consistent results were observed at Week 8 and Week 24 and were also highly statistically significant (p<0.0001 and p=0.0022, respectively). The proportion of ARCALYST recipients with absent or minimal pericarditis symptoms at Week 16 of the randomized withdrawal period was 81% compared to 25% for placebo recipients (p=0.0006). Finally, consistent results were observed at Week 8 and Week 24 and were also highly statistically significant (p<0.0001 and p=0.0002, respectively). We believe these data show that ARCALYST demonstrates clinically meaningful outcomes associated with unmet medical need in recurrent pericarditis.

In November 2022, data from the long-term extension (“LTE”) portion of the RHAPSODY trial were presented at the American Heart Association Scientific Sessions 2022. LTE data included in the presentation demonstrated continued ARCALYST treatment beyond 18 months resulted in continued treatment response. The median [maximum at end of LTE] duration of continuous rilonacept therapy for all patients in RHAPSODY was 23 [35] months; the median [maximum at end of LTE] duration of continuous rilonacept therapy was 18 months [27] months for US patients (n=45) and 29 [35] months for non-US patients (n=29). The annualized incidence of pericarditis recurrences while on therapy for all patients (n=74) during the first 18 months of the LTE portion of the trial was 0.04 events per patient-year (compared to 4.4 events per patient-year prior to study entry). Patients (n = 52) were given the option at 18 months from their most recent pericarditis recurrence to continue or suspend rilonacept treatment for observation. There were 33 patients who elected to continue ARCALYST treatment, and the only recurrence in this group was associated with a treatment interruption of 4 weeks. Of the patients who suspended treatment (n=8), 75% (n=6) experienced pericarditis recurrences. The median [interquartile range (IQR)] time-to-event was 11.8 [3.7, Not-Estimable (NE)] weeks. The 98% reduction in risk of recurrent pericarditis events in patients who continued rilonacept treatment beyond 18 months (Hazard Ratio = 0.02, p<0.0001) was consistent with the results of the randomized withdrawal period.

Commercial Strategy for ARCALYST

Since our commercial launch of ARCALYST for the treatment of recurrent pericarditis in 2021, we have developed a focused and targeted commercial strategy that vertically integrates multiple key functions. Our specialty salesforce of approximately 50 representatives as of December 31, 2022 calls on high-volume accounts and prescribers. Our salesforce is complemented by our medical affairs, payor and patient services teams who work to ensure broad patient access to ARCALYST, educate communities, collaborate with patient advocacy groups and drive scientific understanding of recurrent pericarditis. Further, we have established an efficient marketing effort intended to help spread awareness of ARCALYST and recurrent pericarditis among prescribers and patients.

Through a data-driven market assessment, we have developed what we believe to be an efficient commercial model built around four key strategic imperatives. The first strategic imperative is establishing the unmet need for recurrent pericarditis patients and working to ensure recurrent pericarditis is viewed as a serious, debilitating disease that is driven primarily by IL-1. The second strategic imperative is working to ensure ARCALYST is viewed as the product of choice for the treatment and reduction in risk of recurrent pericarditis in patients over 12 years of age. The third strategic imperative relates to reimbursement and working to ensure broad patient access at a price that reflects ARCALYST’s value as the first and only FDA-approved therapy for recurrent pericarditis. The fourth and final strategic imperative is building robust patient support programs to optimize patient experiences with ARCALYST and Kiniksa. Overall, our efforts are focused on programs and tactics to help with uptake and adoption of ARCALYST as well as ensuring a positive patient experience.

Our Product Candidates

KPL-404

Overview

KPL-404 is an investigational monoclonal antibody inhibitor of CD40-CD154 interaction. CD40-CD154 interaction is a key T-cell co-stimulatory signal critical for B-cell maturation, immunoglobulin class switching, and Type 1 immune response.

In May 2021, we reported positive final data from our randomized, double-blind, placebo-controlled, single-ascending-dose Phase 1 single-ascending-dose clinical trial of KPL-404 in healthy volunteers which evaluated safety and pharmacokinetics, as well as RO, and TDAR in these subjects. KPL-404 showed dose-dependent increases in concentration across cohorts. All dose escalations occurred as per protocol with no dose-limiting safety findings. KPL-404 was well-tolerated, and there were no serious adverse reactions. Subjects dosed with KPL-404 10 mg/kg IV showed full RO through at least Day 71 and complete suppression of TDAR after keyhole limpet hemocyanin (“KLH”), challenge and re-challenge through at least Day 57. Subjects dosed subcutaneously with KPL-404 5 mg/kg showed full RO through Day 43 and suppression of TDAR after KLH challenge through at least Day 29.

We are enrolling and dosing participants in a Phase 2 clinical trial of KPL-404 in rheumatoid arthritis, which is designed to enable its potential development in a spectrum of autoimmune diseases believed to be mediated by the CD40-CD154 co-stimulatory interaction. In January 2023, we announced that we had completed enrollment of the second and final cohort of the multiple ascending dose portion of such trial. Following completion of this portion of the trial, the proof-of-concept portion will begin. We expect data from the trial in the first half of 2024.

Mechanism of Action

KPL-404 is designed to block CD40-CD154 interaction by binding to and inhibiting signaling through the CD40 receptor. CD40 is a member of the Tumor Necrosis Factor Receptor superfamily which is constitutively or inducibly expressed on the surface of a variety of immune and non-immune cell types including B cells, macrophages, dendritic cells, microglia, endothelial cells, epithelial cells, and keratinocytes and can also be upregulated on other cell types in the context of autoimmune disease. Interactions between B cell-expressed CD40 and its binding partner, CD40L, mainly expressed on activated CD4+ T cells, play a critical role in promoting germinal center formation and the production of class-switched antibodies. The role of CD40 in B cells has been extensively characterized and has been shown to be essential for productive primary and secondary humoral immune responses to T dependent antigens. External clinical data that point to the broad potential power of the mechanism has been established in RA, systemic lupus erythematosus, primary Sjogren’s syndrome and Graves’ disease. Ongoing Phase 2 trials from competitors implicate additional indications for potential development, including type 1 diabetes, prevention of liver transplant rejection, hidradenitis suppurativa, lupus nephritis and multiple sclerosis.

Our Solution

KPL-404 inhibits CD40-CD154 interaction with low-single digit nanomolar affinity in vitro. The presentation of KPL-404 is as a high-concentration, liquid formulation, which we believe may allow for a higher delivered dose in one subcutaneous injection than all other competitors whose formulations are limited mainly to high dose IV or lower-dose subcutaneous administration. We believe some competitor assets do not fully antagonize signaling as evidenced by efficacy failures and the generation of anti-drug antibodies even at maximum delivered and/or attainable dose levels.

Clinical and Preclinical Trials

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

Phase 1 Clinical Trial

We previously conducted a Phase 1 single-ascending-dose clinical trial of KPL-404, which was a randomized, double-blind, placebo-controlled, single-ascending-dose, first-in-human study that was divided into two parts: a single dose of KPL-404 0.03 mg/kg, 0.3 mg/kg, 1 mg/kg, 3 mg/kg or 10 mg/kg IV and a single dose of KPL-404 1 mg/kg or 5 mg/kg subcutaneously administered to separate cohorts of healthy volunteers. The primary objective was to assess the safety and tolerability of KPL-404. Secondary endpoints included pharmacokinetics, CD40 RO, the immune response to the novel test antigen KLH in clinically relevant dose cohorts, and the anti-drug antibody response.

In May 2021, we reported final results from this Phase 1 trial of KPL-404, which met both its primary objective and secondary endpoints. Results from the trial included the following:

●	KPL-404 showed dose-dependent increases in concentration across cohorts. All dose escalations occurred as per protocol with no dose-limiting safety findings.
●	KPL-404 was well-tolerated, and there were no serious adverse events.
●	Subjects dosed with KPL-404 10 mg/kg IV showed full RO through at least Day 71 and complete suppression of TDAR after KLH challenge and re-challenge through at least Day 57.
●	Subjects subcutaneously dosed with KPL-404 5 mg/kg showed full RO through Day 43 and suppression of TDAR after KLH challenge through at least Day 29. These data confirm and extend previously-reported 3 mg/kg IV cohort data, in which RO and suppression of TDAR after KLH challenge were demonstrated through Day 29.
●	The 3 mg/kg IV dose level had previously demonstrated complete suppression of memory TDAR response to a re-challenge on Day 29.
●	Anti-drug antibodies to KPL-404 were suppressed for at least 57 days at 10 mg/kg IV; the suppression of antibody responses to the drug itself is an independent indicator of target engagement and pharmacodynamic effect.

Phase 2 Trial in Rheumatoid Arthritis

In December 2021, we commenced a Phase 2 clinical trial of KPL-404 in RA. The Phase 2 trial is a randomized, double-blind, placebo-controlled study designed to provide pharmacokinetic data and early signal of efficacy with chronic administration, and optionality to evaluate KPL-404 across a range of other autoimmune diseases. The trial is expected to enroll participants with active RA who have an inadequate response to or are intolerant to a Janus kinase inhibitor (a “JAKi”) or at least one biologic disease-modifying anti-rheumatic drug (a “bDMARD”). Subjects who have failed both bDMARD and JAKi are excluded from the study. Cohorts 1 and 2 will each sequentially randomize eight participants in a 6:2 ratio to receive KPL-404 (2mg/kg or 5mg/kg, respectively) or placebo as a subcutaneous injection every 2 weeks for 12 weeks. The primary efficacy endpoints for Cohorts 1 and 2 will be to evaluate pharmacokinetic data across dosing levels and to collect the incidence of treatment-emergent adverse events. In November, 2022, we disclosed that we had amended the trial to (a) eliminate a 10 mg/kg biweekly subcutaneous dose arm from the multiple-ascending dose portion of the trial (i.e., removing the original Cohort 3 from the trial) and (b) replace the 10 mg/kg biweekly subcutaneous dose arm of the proof-of-concept portion of the trial with a 5 mg/kg weekly subcutaneous dose arm (the revised Cohort 3). Cohort 3 will randomize up to 75 participants in a 1:1:1 ratio to receive KPL-404 5 mg/kg or placebo as a subcutaneous injection every week or 5 mg/kg every 2 weeks for 12 weeks. The participants receiving KPL-404 5 mg/kg every 2 weeks will receive weekly administrations of alternating active investigational product and matching blinded placebo. The primary efficacy endpoint for Cohort 3 will be the change in baseline in DAS28-CRP at Week 12. Secondary endpoints for Cohort 3 will be the incidence of treatment-emergent adverse events and to evaluate pharmacokinetic data across dose levels. We expect data from the trial in the first half of 2024.

Mavrilimumab

Overview

Mavrilimumab is a fully-human monoclonal antibody that is designed to antagonize GM-CSF signaling by binding to the alpha subunit of the GM-CSF receptor.

We are pursuing collaborative study agreements to evaluate the potential of mavrilimumab in rare cardiovascular diseases where the GM-CSF mechanism has been implicated.

We previously evaluated mavrilimumab in COVID-19-related ARDS. Following the announcement that the Phase 3 portion of our global, double-blind, placebo-controlled clinical trial of mavrilimumab in COVID-19-related ARDS did not meet its primary efficacy endpoint in December 2021, we decided not to progress mavrilimumab in such indication at that time.

We also previously evaluated mavrilimumab in GCA, a chronic inflammatory disease of the medium-to-large arteries with an estimated U.S. prevalence of approximately 75,000 to 150,000 patients. In October 2020, we announced that our global, randomized, double-blind, placebo-controlled Phase 2 proof-of-concept clinical trial for the study of mavrilimumab in GCA achieved both the primary efficacy endpoint of time-to-first adjudicated GCA flare by Week 26 in all treated participants and the secondary efficacy endpoint of sustained remission at Week 26 in all treated participants with statistical significance. Additionally, while the trial was not powered for individual disease cohorts, there was a consistent trend of efficacy across the new onset and relapsing/refractory cohorts. In September 2020, the FDA granted Orphan Drug designation for mavrilimumab for the treatment of GCA. In February 2022, we announced that we do not plan to initiate a Phase 3 trial of mavrilimumab in GCA.

Before we licensed mavrilimumab in 2017, MedImmune was developing mavrilimumab for the treatment of RA. MedImmune had received authorization to conduct clinical trials for RA in Europe and executed an extensive Phase 1 and Phase 2 clinical program in which the company studied mavrilimumab in over 550 participants with RA through Phase 2b. MedImmune’s clinical trials in RA through Phase 2b achieved their prospectively defined endpoints of efficacy or safety.

In February 2022, we granted Huadong exclusive rights to develop and commercialize mavrilimumab in the Asia Pacific region, excluding Japan.

Mechanism of Action

Literature data implicate GM-CSF as a key player in the immune system: enhancing trafficking of myeloid cells through activated endothelium of blood vessels and contributing to monocyte and macrophage accumulation in blood vessels during inflammation; promoting activation, differentiation, survival and proliferation of monocytes and macrophages, as well as resident tissue macrophages in inflamed tissues; promoting the differentiation of effector T cells at inflamed sites and draining lymph nodes; and regulating the phenotype of antigen presenting cells in inflamed tissues by promoting the differentiation of infiltrating monocytes into M1 macrophages and monocyte derived dendritic cells (“MoDCs”). These studies have demonstrated that with GM-CSF overexpression, pathological changes almost always follow.

Our Solution

Mavrilimumab is designed to inhibit the signaling of GM-CSF, a growth factor that stimulates the production of certain types of white blood cells. In an ex vivo GCA artery culture model, mavrilimumab inhibited inflammatory molecules characteristic of GCA pathophysiology: Inhibition of the GM-CSFR pathway was confirmed by significant decreases in PU.1 mRNA levels; inhibition of related immune pathways was demonstrated by significant decreases in mRNA for TNFα and CXCL10 mRNA as well as decreases in CXCL10 protein and mRNA levels. The observed significant decrease in IL-6 protein levels was consistent with the decrease in IL-6 mRNA levels observed with mavrilimumab treatment in RA participants in Phase 2.

Discovery Activities

We conduct internal discovery activities directed toward wholly owned molecules for the treatment of debilitating disease targets where we believe there to be a strong mechanistic rationale and potential for clear differentiation from existing approved agents or those in development.

License and Acquisition Agreements

Out-Licensing Agreements

Genentech Agreement

In August 2022 we entered into a license agreement (the “Genentech License Agreement”) with Genentech, pursuant to which we granted Genentech exclusive worldwide rights to develop, manufacture and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”). The Genentech License Agreement became effective in September 2022 following termination of the statutory waiting period under the Hart-Scott Rodino Act.

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. In the first quarter of 2023, following our last delivery of certain drug supplies to Genentech, Genentech became obligated to make an additional cash payment of $20.0 million. In addition, we will be eligible to receive up to approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling our upstream financial obligations. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

Pursuant and subject to the terms of the Genentech License Agreement, Genentech has the exclusive worldwide right to conduct development and commercialization activities for Genentech Licensed Products at its sole cost. Notwithstanding the foregoing, we are responsible, at our sole cost, for continuing to conduct and finalize our Phase 2b clinical trial assessing the efficacy, safety and tolerability of vixarelimab in reducing pruritis in prurigo nodularis. We and Genentech participate in a joint transition committee, which coordinates and oversees the technology and inventory transition activities relating to the development of the Genentech Licensed Products and our conduct and finalization of the Phase 2b clinical trial.

Genentech has the right, for a specified period of time, to purchase an additional batch of vixarelimab drug substance under the Genentech License Agreement at cost plus a markup. Under the Genentech License Agreement, Genentech has the right to assume manufacturing responsibilities for Genentech Licensed Products.

Absent early termination, the Genentech License Agreement will continue until there are no more royalty or other payment obligations owed to us. Genentech has the right to terminate the Genentech License Agreement at its discretion with prior written notice and either party may terminate the Genentech License Agreement in the event of an uncured material breach of the other party or in the case of insolvency of the other party. In addition, the Genentech License Agreement will terminate upon termination of the Biogen Agreement (as defined below).

Huadong Collaboration Agreements

In February 2022 we entered into two collaboration and license agreements (each, a “Huadong Collaboration Agreement” and together, the “Huadong Collaboration Agreements”) with Huadong, pursuant to which we granted Huadong exclusive rights to develop and commercialize ARCALYST and develop, manufacture and commercialize mavrilimumab (each, a “Huadong Licensed Product” and together, the “Huadong Licensed Products”) in the following countries: People’s Republic of China, Hong Kong SAR, Macao SAR, Taiwan Region, South Korea, Indonesia, Singapore, The Philippines, Thailand, Australia, Bangladesh, Bhutan, Brunei, Burma, Cambodia, India, Laos, Malaysia, Maldives, Mongolia, Nepal, New Zealand, Sri Lanka, and Vietnam (collectively, the “Huadong Territory”). We otherwise retain our current rights to the Huadong Licensed Products outside the Huadong Territory.

Under the Huadong Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which includes $12.0 million for the Huadong Territory license of ARCALYST and $10.0 million for the Huadong

Territory license of mavrilimumab. We will be eligible to receive up to approximately $70.0 million in payments for ARCALYST, and up to approximately $576.0 million in payments for mavrilimumab, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay us tiered percentage royalties on a Huadong Licensed Product-by-Huadong Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Huadong Licensed Product in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Huadong Licensed Product-by-Huadong Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Huadong Licensed Product in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers the applicable Huadong Licensed Product in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Huadong Licensed Product in such country or region in the Huadong Territory.

Pursuant and subject to the terms of the Huadong Collaboration Agreements, Huadong has the exclusive right to conduct Huadong Territory-specific development activities for the Huadong Licensed Products in the Huadong Territory, the first right to support global development of the Huadong Licensed Products by serving as the sponsor of the global clinical trials conducted in the Huadong Territory and the exclusive right to commercialize the Huadong Licensed Products in the Huadong Territory. Huadong will be responsible for all costs of development activities and commercialization in the Huadong Territory. We and Huadong participate in a joint steering committee, which coordinates and oversees the exploitation of the Huadong Licensed Products in the Huadong Territory.

We will supply certain materials to support development and commercialization activities for both mavrilimumab and ARCALYST. Under the Huadong Collaboration Agreement for mavrilimumab, Huadong has the right to assume manufacturing responsibilities for materials in the Huadong Territory. Under the Huadong Collaboration Agreement for ARCALYST, Huadong does not have rights to perform manufacturing activities in the Huadong Territory.

Absent early termination, each Huadong Collaboration Agreement will continue on a country-by-country or region-by-region basis until there are no more royalty payments owed to us in such country or region for the applicable Huadong Licensed Product. Huadong has the right to terminate each Huadong Collaboration Agreement at its discretion upon 12 months’ notice and either party may terminate the applicable Huadong Collaboration Agreement in the event of an uncured material breach of the other party or in the case of insolvency of the other party. In addition, we may terminate the applicable Huadong Collaboration Agreement if Huadong or its affiliates or sublicensees challenges the scope, validity, or enforceability of our patent rights being licensed to Huadong. If Huadong and its affiliates do not conduct any material development or commercialization activities with respect to a Huadong Licensed Product in the People’s Republic of China for a continuous period of longer than six months, then, subject to certain exceptions, we may terminate the Huadong Collaboration Agreement applicable to such Huadong Licensed Product with 60 days’ prior written notice. In addition, Huadong’s rights under each Huadong Collaboration Agreement in certain regions within the Huadong Territory may be subject to termination upon failure by Huadong to perform certain clinical, development or commercialization activities, as applicable, with respect to the applicable Huadong Licensed Product in such regions.

In-Licensing Agreements

License Agreement with Regeneron

In September 2017, we entered into a license agreement with Regeneron (the “Regeneron Agreement”). Pursuant to the Regeneron Agreement, we have an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize ARCALYST worldwide, excluding the Middle East and North Africa, for all indications other than those in oncology and local administration to the eye or ear. Upon receiving positive data in RHAPSODY, our pivotal Phase 3 clinical trial of ARCALYST, Regeneron transferred the biologics license application (“BLA”) for ARCALYST to us. In March 2021, when the FDA granted approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older, we assumed the sales and distribution of ARCALYST for CAPS and DIRA in the United States.

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

We have also entered into a commercial supply agreement with Regeneron (the “Supply Agreement”). Pursuant to the Supply Agreement, Regeneron has the exclusive right to manufacture and supply all of our requirements of ARCALYST for development or commercialization activities. The Supply Agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST.

License Agreement with MedImmune

In December 2017, we entered into a license agreement with MedImmune (the “MedImmune Agreement”), pursuant to which MedImmune granted us an exclusive, sublicensable, worldwide license to certain intellectual property rights to make, use, develop and commercialize mavrilimumab and any other product containing an antibody to the GM-CSF receptor alpha that is covered by certain MedImmune patent rights for all indications. We also acquired non-exclusive licenses to other MedImmune technology for use in exploiting licensed products. We also acquired reference rights to relevant manufacturing and regulatory documents, and MedImmune’s existing inventory of mavrilimumab drug substance and product. We are obligated to use commercially reasonable efforts to develop and commercialize the licensed products.

Under the MedImmune Agreement, we made an upfront payment of $8.0 million. In addition, we made a $5.0 million pass-through payment and a $10.0 million milestone payment in the year ended December 31, 2019 related to the achievement of specified clinical milestone events achieved during the year ended December 31, 2018. We are also obligated to make future clinical, regulatory and initial sales milestone payments of up to $57.5 million in the aggregate for the first two indications. In addition, we are also obligated to make future clinical and regulatory milestone payments of up to $15.0 million in the aggregate for each subsequent indication. In July 2020, we entered into an amendment to the MedImmune Agreement to establish a new coronavirus field and defer the payment of certain development and regulatory milestones as applied to the new coronavirus field. We are obligated to make milestone payments to MedImmune of up to $85.0 million upon the achievement of annual net sales thresholds up to, but excluding, $1.0 billion in annual net sales as well as additional milestone payments aggregating up to $1.1 billion upon the achievement of additional specified annual net sales thresholds starting at $1.0 billion and higher. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double-digit percentages and ending at twenty percent. We must pay such royalties on a product-by-product and country-by-country basis until the latest to occur of the expiration of licensed patents, the expiration of regulatory exclusivity or the tenth anniversary of first commercial sale of such product in such country. Royalty rates are subject to reductions upon certain events.

The MedImmune Agreement will remain in effect until the expiration of the royalty term in the last country for the last indication, as defined in the agreement. Either party may terminate the MedImmune Agreement upon the other party’s insolvency or bankruptcy or for material breach by the other party that remains uncured for 90 days. MedImmune has the right to terminate the MedImmune agreement if we challenge any of the licensed patent rights. We may terminate the agreement at any time upon 90 days’ prior written notice.

Biogen Asset Purchase Agreement

In September 2016, we entered into an asset purchase agreement (the “Biogen Agreement”) with Biogen MA Inc. (“Biogen”) to acquire all of Biogen’s right, title and interest in and to certain assets used in or relating to vixarelimab and other antibodies covered by certain patent rights, including patents and other intellectual property rights, clinical data, certain contracts, know-how and inventory (the “Acquired Biogen Assets”). In addition, Biogen granted us a non-exclusive, sublicensable, worldwide license to certain background patent rights related to the vixarelimab program. Under the Biogen Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize the Acquired Biogen Assets.

Under the Biogen Agreement, we made an upfront payment of $11.5 million and a technology transfer payment of $0.5 million to Biogen. In addition, we made a milestone payments in each of 2017 and 2019 totaling $14.3 million and are obligated to make additional milestone payments for each antibody product that includes the Acquired Biogen Assets (each, a “Biogen Antibody Product” and, together, “Biogen Antibody Products”), of up to $315.0 million in the aggregate upon the achievement of specified milestones. These milestone payments relate to multiple indications for a Biogen Antibody Product, and are comprised of up to $165.0 million in the aggregate upon achievement of specified clinical and regulatory milestone events and $150.0 million in the aggregate upon the achievement of specified annual net sales milestones. Commencing on the first commercial sale of a Biogen Antibody Product, we are obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens. We must pay such royalties on a Biogen Antibody Product-by-Biogen Antibody Product and country-by-country basis until the latest to occur of the expiration of patents that cover a Biogen Antibody Product, the expiration of regulatory exclusivity or the tenth anniversary of first commercial sale of such product in such country. We have also agreed to pay certain obligations under third-party contracts retained by Biogen that relate to vixarelimab.

Under the Biogen Agreement, Biogen has a time-limited right of first negotiation to purchase the assets we acquired from Biogen or obtain a license to exploit Biogen Antibody Products, in each case, in the event we decide to sell the Acquired Biogen Assets, including through the sale of our company, or out-license the rights to the Biogen Antibody Products.

The Biogen Agreement will terminate upon the expiration of all payment obligations in all countries related to the last Biogen Antibody Product subject to the Biogen Agreement. The Biogen Agreement may be terminated by us with 90 days’ prior notice, by either party in the event of a material breach by the other party that remains uncured for 90 days (or 30 days for payment-related breaches) or by both parties upon mutual consent. In the event of a termination, the Acquired Biogen Assets, including certain licenses and rights related thereto, will revert to Biogen, and, upon written request by Biogen, we are required to grant to Biogen an exclusive, worldwide, sub-licensable license to certain of our intellectual property related to the Acquired Biogen Assets, including know-how and patent rights.

In July 2017, we and Biogen entered into Amendment No. 1 to the Biogen Agreement, which clarified the scope of the antibodies subject to the Biogen Agreement.

In August 2022, we entered into Amendment No. 2 to the Biogen Agreement (the “Second Biogen Amendment”). Pursuant to the terms of the Second Biogen Amendment, commencing on the effective date of the Genentech License Agreement, certain defined terms in the Biogen Agreement were amended, including “Net Sales”, “Indication”, “Product”, “Combination Product” and “Valid Claim”. In addition, the tiered royalty rates to be paid by us to Biogen increased by an amount equal to less than one percent.

Upon the termination or expiration of the Genentech License Agreement, the amendments to the terms of the Biogen Agreement, as set forth in the Second Biogen Amendment, will terminate and all terms of the Biogen Agreement will revert to the version of such terms in effect as of immediately prior to the effective date of the Genentech License Agreement.

Primatope Stock Purchase Option Agreement

In September 2017, we entered into a stock purchase option agreement (the “Primatope Agreement”) with Primatope, pursuant to which we were granted a license to certain intellectual property rights owned or controlled by Primatope to research, develop, and manufacture the preclinical antibody, KPL-404, and an exclusive call option through April 2018 to purchase all of the outstanding securities of Primatope with up to three extensions periods through mid-January 2019. Upon execution of the agreement, we made $0.5 million in upfront payments for the initial option period and we made payments totaling $0.8 million for extending option period through mid-January 2019. During the option periods, we conducted research and preclinical work to assess the viability of the program.

In January 2019, we exercised the call option and in March 2019, we acquired all of the outstanding securities of Primatope (the “Primatope Acquisition”). The aggregate amount of upfront and contingent payments we paid to the former Primatope shareholders to acquire Primatope was comprised of (i) $15.0 million paid at closing in March 2019, comprised of upfront consideration of $10.0 million and milestone payments of $5.0 million which had been achieved as of the closing date, and (ii) $3.0 million paid in June 2019 for the final milestone payment, which was achieved following the closing during the six months ended June 30, 2019, each paid in a combination of cash and our Class A common shares (inclusive of escrow and holdback share amounts) in accordance with the Primatope Agreement. We released the escrow and issued Class A common shares that were held back at closing in June 2020 and issued the Class A common shares that were held back at the final milestone payment in September 2020.

As a result of the Primatope Acquisition, we acquired the rights to an exclusive license to certain intellectual property rights controlled by BIDMC to make, use, develop and commercialize KPL-404 under the BIDMC license agreement (the “BIDMC Agreement”). Under the BIDMC Agreement, we are solely responsible for all development, regulatory and commercial activities and costs. We are also responsible for costs related to filing, prosecuting and maintaining the licensed patent rights. Under the BIDMC Agreement, we are obligated to pay an insignificant annual maintenance fee as well as future clinical and regulatory milestone payments of up to an aggregate of $1.2 million to BIDMC. We are also obligated to pay a low single-digit royalty on annual net sales of products licensed under the agreement, if approved.

Manufacturing

We do not currently own or operate any late-stage manufacturing facilities. Although we have built a development and manufacturing facility to produce drug substance to support certain research, preclinical and other clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain of our early-stage product candidates for the majority of our clinical development efforts, as well as for the commercial manufacture of ARCALYST and our future products and product candidates, if approved. We have entered into a Supply Agreement with Regeneron pursuant to which Regeneron has the exclusive right to manufacture and supply all of our requirements of ARCALYST for development and commercial activities. The Supply Agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. Regeneron, in turn, relies upon a third-party CMO to conduct fill/finish operations for ARCALYST. Under certain circumstances, we or Regeneron could initiate a technology transfer to either us or another CMO to manufacture ARCALYST. For example, Regeneron could unilaterally initiate a technology transfer to us as early as March 2023.

We also have engaged CMOs to produce mavrilimumab drug substance and drug product and have qualified CMOs to produce KPL-404 drug product. We currently remain the sole producer of KPL-404 drug substance. We intend to use CMOs for development and scale-up work for any future clinical trials and eventual commercialization of mavrilimumab and KPL-404, if approved.

We require our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice or similar foreign requirements (“cGMP”). We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight of our CMOs. We currently perform most process development internally but are reliant on CMOs for late-stage clinical manufacturing, process qualification and validation and commercial supply. We anticipate that these CMOs will have the capacity to support both clinical supply and commercial-scale production, but we do not have any formal agreements at this time with any of these CMOs to cover commercial production. We also may elect to pursue additional CMOs for manufacturing supplies of drug substance and finished drug product in the future.

Our reliance on third-parties to manufacture certain of our products and product candidates exposes us to risks, and any technology transfer of our products or product candidates may be subject to a number of risks and uncertainties, see “Risk Factors – Risks Related to Manufacturing and Our Reliance on Third Parties.”

Commercial Operations

Our commercial team combines dozens of years of pharmaceutical commercial leadership experience with a passion for helping patients with significant unmet need. Since March 2021, we have marketed ARCALYST, our only commercial product, in the United States for recurrent pericarditis, a debilitating disease, and have established our own specialty salesforce to expand our commercialization efforts nationwide. Our salesforce is complemented by our current medical affairs, payor and patient services teams. We have also built an efficient digital marketing effort by targeting prescribers currently treating recurrent pericarditis.

We intend to expand our capabilities in parallel with the development path of our product candidates. For each product candidate, we intend to establish commercialization strategies as we approach potential marketing approval and, due to the specialization among physicians treating the indications we are targeting, we expect to be able leverage our then-existing medical affairs, payor and patient services teams, and marketing organization.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Our products and any product candidates that we successfully develop and commercialize, including ARCALYST, KPL-404 and mavrilimumab, may compete with existing products and new products that may become available in the future.

The key competitive factors affecting the success of ARCALYST, KPL-404 and mavrilimumab and any other product candidates that we develop, if approved, are likely to be our product candidates, including their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors. Our commercial opportunity for any of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. See “Risk Factors—Risks Related to Competition, Executing our Strategy and Managing Growth—We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.”

We are aware of the following products currently marketed or in clinical development for the treatment of the diseases that we are initially targeting:

ARCALYST

Recurrent Pericarditis: We are not aware of any FDA-approved therapies for recurrent pericarditis, but we are aware of two programs being developed in this indication. One is by R-Pharm International (RPH-104), which inhibits IL-1α/IL-1β-induced signaling and is in Phase 2 development; the other is an oral cannabidiol being developed by Cardiol Therapeutics in an open label Phase 2 setting.

Dual IL-1α and IL-1β Inhibition: Anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, is currently approved for use in RA, CAPS and DIRA. We are not aware of any active, industry sponsored development programs using anakinra seeking a label for recurrent pericarditis.

IL-1β Inhibition Alone: Canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation, is currently approved for use in CAPS, Tumor Necrosis Factor Receptor Associated Periodic Syndrome (TRAPS), Hyperimmunoglobulin D Syndrome (HIDS), Mevalonate Kinase Deficiency (MKD) and Familial Mediterranean Fever (FMF), Still’s Disease and Systemic Juvenile Idiopathic Arthritis (SJIA). We are not aware of any active, industry sponsored development programs using canakinumab seeking a label for recurrent pericarditis. Additionally, Novartis is also developing gevokizumab for use in oncologic indications. In addition, there are several molecules in development designed to inhibit the NLRP3 inflammasome, an intracellular sensor of a broad range of danger signals, that leads to the release of IL-1β and IL-18. Clinical stage development programs include: VTX2735 and VTX3232 (Ventyx Biosciences, Inc.), ZYIL-1 (Zydus Lifesciences Ltd.), HT-6184 (Halia Therapeutics, Inc.), OLT1177 (Olatec Therapeutics LLC), DFV-890 (Novartis A.G.), Selnoflast (Roche), NT-0167 and NT-0796 (NodThera Ltd.), Somalix and Onzomelid (Roche).

IL-1α Inhibition Alone: There are other therapies which modulate IL-1α in preclinical and clinical development for diseases other than recurrent pericarditis from Johnson & Johnson and XBIOTECH USA, INC. We are not aware of any active, industry sponsored development programs for these programs seeking a label for recurrent pericarditis.

KPL-404

There are various programs in clinical development antagonizing the CD40 / CD154 costimulatory pathway, however we believe the high concentration liquid formulation of KPL-404 enables chronic subcutaneous dosing, which could be a key differentiator.

Subcutaneous Administration: Novartis A.G. is developing CFZ-533, or iscalimab (anti-CD40) for subcutaneous administration for the treatment of Sjögren's Syndrome.

Intravenous Administration Only: Horizon Therapeutics plc (in the process of being acquired by Amgen Inc.) is developing the Tn3 fusion protein, dazodalibep (anti-CD40L); Biogen, Inc. and UCB S.A. are developing dapirolizumab pegol (anti-CD40L) for the treatment of moderately to severely active Systemic Lupus Erythematosus; and Eledon Pharmaceuticals, Inc. is developing AT-1501 (anti-CD40L) for use by patients undergoing kidney transplantation.

Potential Subcutaneous Administration: Certain other programs present the potential for subcutaneous administration. Sanofi S.A./ImmuNext Inc. are developing SAR441344 (anti-CD40L) for the treatment of Primary Sjögren's Syndrome and Systemic Lupus Erythematosus, Bristol Myers-Squibb is developing BMS-986325 (anti-CD40) for the treatment of Primary Sjögren's Syndrome; and H. Lundbeck A/S is developing Lu AG22515 (bi-specific, anti-CD40L & Albumin (scFv)2-Fab).

Mavrilimumab

GM-CSF Antagonists: There are programs in clinical development in various indications that modulate GM-CSF signaling from I-MAB Biopharma (plonmarlimab), Roivant Sciences Ltd. (gimsilumab and namilumab) and Humanigen, Inc. (lenzilumab). All of these competitive programs target the GM-CSF ligand itself versus targeting the GM-CSF receptor like mavrilimumab.

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

ARCALYST

We have a field-specific exclusive license under the Regeneron Agreement to granted patents and pending applications in the United States and numerous other jurisdictions relating to ARCALYST. As of December 31, 2022, the patent rights in-licensed under the Regeneron Agreement relating to our program include two granted patents in the United States and 25 patents granted in other jurisdictions, including Canada, Australia, Brazil and selected countries in Europe and Asia. In addition, the patent rights in-licensed under the Regeneron Agreement relating to our program include patent applications that are pending in the United States, Canada, Europe and selected countries in Asia. A U.S. patent covering ARCALYST as a composition of matter expired in 2020, and relevant composition of matter patents issued outside of the United States are expected to expire in 2023, not including any patent term extensions. Two patents covering methods of using ARCALYST in the treatment of recurrent pericarditis have issued in the U.S. and have a statutory term that expires in 2038, not including any patent term adjustment. In March 2021, the FDA granted approval for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, which granted us seven years of marketing exclusivity in the United States. See “—License agreement with Regeneron” above for additional information on our rights under the Regeneron Agreement.

KPL-404

We own, via our acquisition of Primatope, granted patents and pending patent applications in the United States and numerous other jurisdictions relating to KPL-404. We also have an exclusive license with BIDMC to granted patents and pending patent applications in the United States and numerous other jurisdictions relating to KPL-404. These patents and patent applications cover KPL-404 as a composition of matter and its use. As of December 31, 2022, the patent rights acquired from Primatope include four patents granted in the United States and 30 patents granted in other jurisdictions, including Australia, Brazil and selected countries in Europe and Asia. In addition, the patent rights acquired from Primatope include patent applications pending in the United States, Australia, Europe, Canada, and selected countries in Asia. The issued composition of matter patents acquired from Primatope have statutory expiration dates in 2036, not including any patent term extensions or adjustments. As of December 31, 2022, the patent rights licensed from BIDMC include two patents granted in the United States and 32 patents granted in other jurisdictions, including Canada, Australia and selected countries in Europe and Asia. In addition, the patent rights licensed from BIDMC include patent applications pending in the United States, Europe and Canada. The issued composition of matter patents licensed from BIDMC have statutory expiration dates in 2032, not including any patent term extensions or adjustments. Patent term extension could extend the expiration date of one patent in the United States and patents in certain other jurisdictions, each in accordance with applicable law.

Mavrilimumab

We have an exclusive license under the MedImmune Agreement to granted patents and pending patent applications in the United States and numerous other jurisdictions relating to mavrilimumab. These patents and patent applications cover mavrilimumab as a composition of matter and its use. As of December 31, 2022, the patent rights in-licensed under the MedImmune Agreement relating to our program include three granted patents in the United States and 109 patents granted in other jurisdictions, including Canada, Australia and selected countries in Europe and Asia. In addition, the patent rights in licensed under the MedImmune Agreement relating to our program include patent applications that are pending in the United States, Australia, Europe, Canada, and selected countries in Asia and Latin America. The composition of matter patents for mavrilimumab generally have statutory expiration dates in 2027, although the term of some U.S. patents may be longer due to patent term adjustment to compensate for delays during the patent prosecution process. Patent term extension could extend the expiration date of one patent in the United States and patents in certain other jurisdictions, each in accordance with applicable law. See “—License agreement with MedImmune” above for additional information on our rights under the MedImmune Agreement.

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

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Government Regulation of Biological Products

In the United States, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and the Public Health Service Act (the “PHSA”) and their implementing regulations. Biologics are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

●	Completion of extensive preclinical studies and tests in accordance with applicable regulations, including Good Laboratory Practice (“GLP”), regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	Submission to FDA of an IND which must become effective before human clinical trials may begin;
●	Approval by an independent institutional review board (an “IRB”), or ethics committee at each clinical trial site before each trial may be initiated;
●	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practices (“GCPs”) and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
●	Submission to FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of preclinical testing and clinical trials;
●	A determination by FDA within 60 days of its receipt of a BLA to file the application for review;
●	Satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMPs to assure that the facilities, methods and controls used in product manufacture are adequate to preserve the biologic’s identity, strength, quality and purity;
●	Potential FDA audit of the preclinical or clinical trial sites that generated the data in support of the BLA;
●	Payment of user fees for FDA review of the BLA; and
●	FDA review and approval of the BLA, including satisfactory completion of an FDA advisory committee review, if applicable, prior to any commercial marketing or sale of the product in the United States.

Preclinical Studies and CMC Evaluations

Before testing any biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. The preclinical development stage generally involves laboratory evaluations of the chemistry, formulation and stability of the product candidate, as well as trials to evaluate toxicity in animals, which support subsequent clinical testing. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP regulations. The sponsor must submit the results of the preclinical studies, together with chemistry manufacturing and controls (“CMC”), information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to CMC issues, preclinical issues, or one or more issues in the proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not necessarily result in the FDA allowing clinical trials to commence. The FDA also may place the IND on partial clinical hold, and a proposed study may only be partially executable, including due to FDA restrictions.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or participants under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and inclusion/exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed.

Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, commonly known as a Data Safety Monitoring Board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to participants. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase 1 clinical trials generally involve a small number of healthy participants with the target disease or condition who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug, and, if possible, to gain early evidence on effectiveness.
●	Phase 2 clinical trials involve studies in participants with the target disease or condition to determine the optimal dose and dosing schedule. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.
●	Phase 3 clinical trials generally involve a larger number of participants at multiple, geographically dispersed clinical trial sites and are designed to provide the data necessary to demonstrate the effectiveness of the product candidate for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product candidate and provide an adequate basis for product labeling and approval. These trials may include comparisons with placebo or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of participants in the intended therapeutic indication, particularly for long-term safety follow up. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

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

In most cases, the submission of a BLA is subject to a substantial application user fee. Within 60 days following submission of the application, the FDA reviews all BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an BLA for filing. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the BLA submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (the “PDUFA”), for original BLAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the 60-day filing date for an application with priority review. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. The FDA does not always meet its PDUFA goal dates, and the review process may be extended by FDA requests for additional information or clarification.

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

Additionally, the FDA may refer applications for novel biologic candidates which present challenges in interpretation of the safety or efficacy data to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (“REMS”) plan if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the biological product. The REMS plan could include medication guides, physician communication plans, assessment plans or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

Under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric populations and to support dosing and administration for each pediatric population for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (a “iPSP”) within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial iPSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the iPSP. A sponsor can submit amendments to an agreed upon initial iPSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials or other clinical development programs.

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

In addition, a product candidate may be eligible for accelerated approval. Drug and biologics intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify the predicted clinical benefit. A product that receives accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Biosimilars and Exclusivity

An abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”).

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

Regulatory Framework in the European Union

Non-Clinical Studies and Clinical Trials

Similar to the United States, the various phases of preclinical and clinical research in the European Union (the “EU”) are subject to significant regulatory controls.

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

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (the “ICH”) guidelines on GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (the “CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application (a “CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. One of the main aims of EU CTR is to increase transparency about clinical trials, which is done by making documents and data from the CTA publicly available through CTIS at time of decision about the clinical trial. There are few exceptions to this, and release of personal data and company confidential information is controlled through redaction and through requesting a trial-phase dependent deferral of disclosure.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with cGMP. Other national and EU-wide regulatory requirements may also apply.

Medicines used in clinical trials must be manufactured in accordance with cGMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization (an “MA”). To obtain a MA of a product candidate in the EU, we must submit a MA application (an “MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

●	“Centralized MAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (the “CHMP”) of the EMA, and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicines, such as (i) medicines derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered products) and (iv) products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases or autoimmune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP.
●	“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for investigational medicinal products that fall outside the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the Mutual Recognition Procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

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

Under the centralized procedure and in exceptional cases, the CHMP might perform an accelerated review of a MA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the Priority Medicines (“PRIME”) scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU, are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The application for Orphan Drug designation must be submitted before the application for MA. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, the competent authorities cannot accept another MAA, or grant an MA, or accept an application to extend a MA for a similar product for the same indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (a “PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Pediatrics Development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a PIP agreed with the EMA's Pediatric Committee (the “PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two-year extension of the orphan market exclusivity is granted.

Post-approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the EU member states. The holder of MA for a medicinal product must also comply with pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (a “QPPV”) who is responsible for the establishment and maintenance of that system and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

All new MAAs must include a risk management plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The RMP must be updated any time new information on the medicinal product becomes available which has a significant impact on the content of the RMP. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

The aforementioned EU rules are generally applicable in the European Economic Area (the “EEA”) (comprised of the 27 EU member states plus Iceland, Liechtenstein and Norway).

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom (the “UK”) law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. New legislation such as the EU CTR or in relation to orphan medicines will not be applicable to Great Britain. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (the “MHRA”) is the UK’s standalone medicines and medical devices regulator. Whilst Northern Ireland will continue to follow the EU regulatory regime, its national competent authority will remain the MHRA.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization (the so-called “EC Decision Reliance Procedure”); or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB (the so-called “MRDC Reliance Procedure”).

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

Federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The ACA imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives), and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year and the reported information is publicly made available on a searchable website. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

Moreover, analogous state and foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. These laws and regulations may differ from one another in significant ways, thus further complicating compliance efforts. For instance, in the EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medicinal products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on pharmaceutical companies. Certain countries also mandate implementation of commercial compliance programs, or require disclosure of marketing expenditures and pricing information. Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that business activities can be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

Ensuring that business arrangements with third parties comply with applicable healthcare laws and regulations is costly and time consuming. If business operations are found to be in violation of any of the laws described above or any other applicable governmental regulations a pharmaceutical manufacturer may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement of profits, individual imprisonment of executive officers and employees of such companies, exclusion from governmental funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of its operations.

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

Healthcare Reform and Potential Changes to Healthcare Laws

The FDAs and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act (the “Cures Act”) was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDAs user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the level of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care plans; established a new Medicare Part D coverage gap discount program; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, led to reductions of Medicare payments to providers, which will remain in effect through 2031 unless additional Congressional action is taken. More recently, in March 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024. In addition, other legislative changes have been proposed and adopted in the United States since the ACA to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which, among other things, included aggregate reductions of Medicare payments to providers and will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress; the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years; and the American Rescue Plan Act of 2021, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical and biologic products. Most recently, on August 16, 2022 the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined.

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

On December 13, 2021, the EU adopted Regulation No 2021/2282 on Health Technology Assessment (the “HTA”). While the HTA entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the HTA becomes applicable, it will have a phased implementation depending on the concerned products. The HTA intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The HTA will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Human Capital

We aim to cultivate a highly-skilled and passionate team determined to strive to deliver transformative therapies to the patients who need them most. As of December 31, 2022, we had approximately 220 full-time employees, of which approximately 210 were located within the United States and approximately 10 were located outside of the United States.

We believe that the success and growth of our business depends in large part on our continued ability to attract, retain and motivate qualified personnel at all levels of our company. To do that, we employ a number of measures, including competitive compensation and benefits, fostering a culture that values diversity and inclusion, maintaining an ethical workplace and focusing on employee safety and wellness. These measures help form our human capital management framework and are advanced through the following actions, programs and initiatives:

Competitive Pay and Benefits. We provide our employees with competitive fixed salaries, cash bonus opportunities designed to incentivize achievement of our goals and individual objectives, equity awards and opportunities for equity ownership through our employee share purchase plan as well as a robust benefit package designed to promote well-being across different aspects of our employees’ lives, including comprehensive health insurance, dental and vision plans, life and other employment related insurance, retirement planning through a 401(k) plan with partial company match, and paid time off.

Diversity, Equity and Inclusion. We value diversity and inclusion at all levels of our company. We believe that our business benefits from the different perspectives that a diverse workforce brings, and we pride ourselves on having an inclusive culture. In 2021, we launched our diversity statement as a way to formally express our commitment to diversity, equity and inclusion (“DEI”) goals and initiated a monthly DEI dashboard for our employees. This initiative is part of our broader effort to establish a systematic approach towards DEI. Our Code of Business Conduct and Ethics outlines our aim of cultivating a diverse and inclusive work environment. We mandate that our employees train annually on non-discrimination, antiracism, and promoting a diverse and inclusive workplace. As an additional demonstration of our focus on DEI, we signed the MassBio’s CEO Pledge for a More Equitable and Inclusive Life Sciences Industry to recognize racial inequity in our industry and to work towards a more equitable and inclusive life sciences industry.

Ethics in the Workplace. We aim to run a compliant and ethical business, which we believe attracts and maintains the highest caliber of executives and employees. Each employee of our company is required to confirm in writing that they understand and will comply with our policies, including but not limited to our Code of Business Conduct and Ethics, our insider trading and compliance policy, our policies against bribery and corruption and our policies regarding interactions with healthcare professionals. Employees are required to participate in periodic and as-needed trainings in order to refresh their understanding of our policies and provide additional instruction for new issues as and when they arise. For the clinical and manufacturing activities that we perform and oversee, we adhere to operating within the accepted GCP, cGMP and other similar regulatory guidelines. Overall, we believe that our commitment to quality and ethics throughout our business makes us a stronger, compliant and competitive organization.

Health and Safety. Health and safety principles are firmly rooted across our company through the integration of health and safety processes throughout our business and risk management. To foster a safe and healthy culture, we have implemented a comprehensive safety program and emergency response plan, driving to understand and mitigate against health and safety incidents. As part of our employee health and safety program, we have a number of safety policies that employees are required to train on, conduct periodic on-site safety drills at our offices and perform periodic internal and external safety audits.

In response to the COVID-19 pandemic and measures introduced by state and federal governments in the United States, we have implemented COVID-19-specific workplace safety protocols at our facilities. We currently require all employees entering our workplaces in the United States to be fully vaccinated against COVID-19, subject to a reasonable accommodation process. We have also established additional safety measures at our facilities, including providing personal protective equipment and recommending that employees stay home while feeling unwell. We continue to monitor the developments, restrictions and requirements in jurisdictions where we have offices, and plan to update the protocols for our offices, as applicable.

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

We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after we electronically file such material with, or furnish it to, the SEC. Our website is located at www.kiniksa.com. The reference to our or the SEC’s website address does not constitute incorporation by reference of the information contained at or available through such websites, and you should not consider it to be a part of this Annual Report.

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

Risks Related to Our Financial Position and Capital Needs

We are a biopharmaceutical company and have only recently started to generate revenue from product sales. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Typically, it takes many years to develop one new product from the time it is discovered to when it is available for treating patients and development may cease for a number of reasons. We have incurred corporate operating losses in each year since our inception in 2015 and anticipate incurring losses for the foreseeable future. Our future success depends on the continued commercialization of ARCALYST and the development and eventual commercialization of one or more of our current or future product candidates.

To date, we have incurred significant losses. For the twelve months ended December 31, 2022, we recognized net income of $183.4 million as a result of out-licensing activities; however, as of December 31, 2022, we had an accumulated deficit of $492.0 million. We expect to incur losses for the foreseeable future as a result of many factors, including:

●supporting our sales, marketing and distribution capabilities, infrastructure and organization to commercialize ARCALYST and any products candidates for which we may obtain marketing approval;
●our research and preclinical and clinical development of our product candidates, including our Phase 2 clinical trial for KPL-404 in RA as well as the completion of our in-progress Phase 2b dose-ranging clinical trial of vixarelimab for the treatment of prurigo nodularis as required by the Genentech Licensing Agreement;
●manufacturing our products and product candidates for clinical or commercial use, increasing our manufacturing capabilities, adding additional manufacturers or suppliers and performing technology transfer activities related to the manufacturing of our products and product candidates;
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

Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Corporate profitability, when and if achieved, may not be sustained in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity (deficit) and working capital.

We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, will force us to delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or other operations or commercialization efforts.

The development and commercialization of biopharmaceutical products is capital intensive. We are currently commercializing ARCALYST in the United States for the treatment of recurrent pericarditis, CAPS and DIRA. In addition, we are advancing our product candidates through research, preclinical and clinical development, including our Phase 2 clinical trial with KPL-404 in RA.

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

Our business is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully market and sell products, or complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private securities offerings, debt financings or other sources. Such factors that may significantly impact our funding requirements include:

●our ability to continue to commercialize ARCALYST or successfully commercialize any of our current or future product candidates, if approved, including the cost and timing of supporting our sales, marketing and distribution capabilities, infrastructure and organizational expansion and entering into agreements with third parties to conduct one or more of these activities;
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
●the costs and timing of establishing and maintaining clinical trial sites for the development of our product candidates, both in the United States and in jurisdictions outside of the United States, including as a result of global political turmoil, including global health emergencies and the ongoing war in Ukraine;

●the number, size and type of our preclinical activities and any additional clinical trials;
●the costs, timing and outcomes of seeking and potentially obtaining approvals from regulatory authorities, including the potential for regulatory authorities to require that we conduct more studies than we currently plan to conduct and the costs of conducting post-marketing studies or implementing a Risk Evaluation and Mitigation Strategy (a “REMS”) that could be required by regulatory authorities;
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
●litigation arising out of, but not limited to, product liability claims, intellectual property disputes, disputes arising from our collaboration and license agreements and employment-related disputes;
●the ongoing costs associated with being a public company;
●our need and ability to hire and retain skilled personnel; and
●the receptivity of the capital markets to financings by biopharmaceutical companies.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates.

In addition, the COVID-19 pandemic and the ongoing war in Ukraine continues to adversely impact the global economy, posing risks to our business and the business of third parties upon whom we rely. See “Risk Factors — General Risk Factors — The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact that is significant on our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position” and “Risk Factors — General Risk Factors — The ongoing war in Ukraine, and actions taken against Russia as a result of its invasion of Ukraine, has and may continue to have an adverse impact on the global economy, equity capital markets and our clinical operations.”

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

If and until such time as we can generate substantial and sustained product revenue from ARCALYST or any of our product candidates, if approved in the future, we expect to finance most of our cash needs through private or public securities offerings, debt financings, or other sources, including licensing, collaboration or other strategic transactions or arrangements with third parties. The terms of any financing may adversely affect the holdings or the rights of our shareholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our Class A common shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Obtaining funds through licensing, collaboration or other strategic transactions or arrangements with third parties may require us to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our shareholders, and may cause the market price of our Class A common shares to decline.

Risks Related to Commercialization

We may not be able to continue to commercialize ARCALYST or be successful in commercializing any future products, potentially impairing commercial potential for our current and future products to generate any revenue.

We have been generating revenue from ARCALYST since April 2021. Since that time, we have focused on establishing and expanding our internal capabilities, including but not limited to, sales, marketing, distribution, access and patient support services as well as contracting with third parties to perform certain services. Each aspect of commercialization on its own can be complex, expensive, and time consuming, and, collectively, the required effort for coordination is intensive. While we have realized revenues from such efforts, there is no guarantee that we will be able to continue our commercialization of the product or be able to maintain the trajectory of growth or significant and sustained revenues in the long-term.

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
●an absence or reduction in strong scientific-based relationships to drive disease awareness and education;

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

Our current or future products may not gain market acceptance by prescribers, patients, or third-party payors (e.g., governments and private health insurers), in which case our ability to generate product revenues will be impaired.

Even with FDA or any other regulatory authority approval of the marketing of ARCALYST or any of our other product candidates in the future (whether developed on our own or with a collaborator), prescribers, healthcare providers, patients, the medical community or third-party payors may not accept or use ARCALYST or any of our future product candidates, or may effectively block or limit their use in the case of third-party payors. While ARCALYST has seen near-term success, it is not certain we will be able to sustain such success over the long-term. If ARCALYST or any of our other product candidates, if approved, do not achieve an adequate level of sustained acceptance, we may not generate a sufficient level of product revenue or profits from operations, if at all. Sustained market acceptance of

ARCALYST in its approved indications, or any of our future products and continued use of such products by our patients, will depend on a variety of factors, including:

●the timing of market introduction;
●disease awareness, including understanding the severity and epidemiology of the disease;
●the number and clinical profile of competing products, whether approved or not;
●the potential and perceived advantages or disadvantages of our products relative to alternative treatments;
●our ability to provide acceptable evidence of safety and efficacy;
●the prevalence and severity of any side effects;
●product labeling or product insert requirements of regulatory authorities and our ability to maintain and expand favorable labeling when and if needed;
●limitations or warnings contained in the labeling approved by regulatory authorities, including any additions mandated by authorities after initial approval;
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

If ARCALYST or any of our future approved products, if any, fail to gain market acceptance, our ability to generate revenue will be adversely affected. Even if ARCALYST or any future products achieve market acceptance, the relevant market may prove not to be large enough to allow us to generate significant and sustained revenue.

The successful commercialization of our current and future products, if any, will depend in part on the extent to which third-party payors, including governmental authorities and private health insurers, provide funding, establish and maintain favorable coverage and pricing policies and set adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for our current and future products, if any, could limit our ability to market those products and decrease our ability to generate revenue.

Our ability to continue to commercialize ARCALYST in its approved indications or any of our future products, if any, particularly in orphan or rare disease indications, will depend in part on the availability of favorable coverage, patient affordability and the adequacy of reimbursement for ARCALYST or the future product and alternative treatments from third-party payors (e.g., governmental authorities, private health insurers and other organizations). We currently enjoy favorable coverage and reimbursement from third-party payors for ARCALYST in the approved recurrent pericarditis indication and seek to maintain such favorable coverage and reimbursement.

We cannot be certain we will continue to effectively execute our coverage and reimbursement strategy in the markets we pursue, which could limit the future commercial potential of ARCALYST in the approved recurrent pericarditis indication or any of our product candidates, if approved.

Governmental authorities, private health insurers and other third-party payors have attempted to control costs through a number of efforts, including by delaying the time to reimbursement, by restricting the breadth of coverage, by limiting the amount of reimbursement for particular products in terms of lower pricing and by increasing the proportion of the cost for which the patient is responsible. There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be limited to a subset of the patient population for which the treatment is approved by the FDA or similar regulatory authorities outside the United States, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used. Coverage and reimbursement barriers by payors may materially impact the demand for, or the price of, ARCALYST and any product candidate for which we obtain marketing approval, if any. If coverage and reimbursement are not available, or available only at limited levels, or if such coverage will require patient out-of-pocket costs that are unacceptably high, our ability to successfully commercialize ARCALYST or any of the product candidates for which we obtain marketing approval may be adversely affected. Moreover, any coverage or reimbursement that may be obtained may be decreased or eliminated in the future. For example, one of the large private health insurers that currently covers ARCALYST has placed ARCALYST on its exclusion list for the CAPS indication, which could create hurdles for new patients seeking coverage for their prescriptions in all indications.

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

Third-party payors are also introducing more challenging price negotiation methodologies, including in re-visiting established coverage and reimbursement parameters when new competitors, including branded drugs, generics and biosimilars, enter the market. It is possible that a third-party payor may consider our products and product candidates, if approved, as substitutable and only be willing to cover the cost of the alternative product. Even if we show improved efficacy, safety or improved convenience of administration with ARCALYST or any of our product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge. Third-party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound. In other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and/or reimbursement levels. The potential of third-party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to continue to commercialize ARCALYST or successfully commercialize any of our product candidates, if approved. Third-party payors may also employ challenging price negotiation tactics in the event of a proposed price increase of our current and future products. See “Risks Related to Commercialization – It may be difficult for us to realize the benefit of increasing the price of certain of our commercialized products, due to unfavorable actions that third-party payors and other market participants may take. ”

It may be difficult for us to realize the benefit of increasing the price of certain of our commercialized products, due to unfavorable actions that third-party payors and other market participants may take.

We have and may continue periodically to increase the price of ARCALYST or any of our future products. We may be unable to realize commercial benefits from such price increases due to unfavorable actions that third-party payors (including governmental authorities and private health insurers) may take in response to price increases. Even if price increases lie below contractual price protection clauses, payors may request price concessions in exchange for covering our products or may opt to change coverage or reimbursement policies with respect to such products. If we cannot successfully negotiate with such payors, we may be forced to provide significant price concessions or, if we fail to arrive at a satisfactory resolution, lose favorable coverage or reimbursement for patients served by such payor. In such an event, we may see materially negative impacts on the patients we seek to serve and our business operations.

Any price concessions will reduce our overall revenue generation and may impair the benefit of any price increases we may take. As a small commercial stage biopharmaceutical company our future success relies on the effective commercialization of one or more products. Price concessions that reduce potential product revenue would lengthen our timeline to profitability and may require us to rely on potentially dilutive capital-raising efforts to fund our operations, which may impact the price of our common shares. Even comparatively small discounts, if aggregated across payors, may cause materially lower revenue generation in the long-term which may offset the increased revenue we hoped to realize through a price increase.

Further, granting price concessions to one or more payors may limit our ability to negotiate prices with other payors or in other territories. Payors, including governmental payors, negotiate drug prices by reference to the prices we have set with other payors. Should payors become aware of price concessions that we have granted, they may request similar concessions. If enough payors request and receive price concessions, our ability to generate revenue may be materially impacted, harming our business, financial condition and results of operations. Further, this may limit our ability to secure acceptable prices in potential new territories, which may materially limit our overall commercial growth. A limitation on our ability to commercialize in new and existing territories may also reduce our access to the patient populations we seek to serve, harming our ability to deliver therapeutics to patients with unmet need.

In the event that we cannot successfully negotiate with payors requesting price concessions in connection with a price increase or otherwise, such payors may choose to not cover our current and future products at all or may instate onerous reimbursement policies that limit patient access. We cannot assure you that current payor coverage and reimbursement policies for ARCALYST will continue. As a small commercial stage company, the loss of any payor, especially a large payor, or limitations on patient access to our drugs affecting a sizeable number of patients may materially harm our ability to generate revenue and execute on our commercial strategy. Further, as a company targeting patients with significant unmet need, the loss of access to our products may materially harm our targeted patient populations who cannot source adequate alternative therapies.

Price increases that outpace inflation may also trigger additional rebate obligations under the Medicaid drug rebate program, Medicare Part B and Medicare Part D.

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

The total addressable market for any of our products and approved product candidates in the future, if any, will ultimately depend upon, among other things, the diagnostic criteria and applicable patient population included in the final label for the product or product candidate approved for sale for its indication, the efficacy, safety and tolerability demonstrated by the product candidate in our clinical trials, acceptance by the medical community and patients, pricing, access and reimbursement. The number of addressable patients in the United States and other major markets outside of the United States may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are small for many of our approved and targeted indications, we may never achieve significant and sustained profitability.

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

●decreased demand for any products we commercialize;

●injury to our reputation and significant negative media attention;
●regulatory investigations that could require costly recalls or product modifications;
●difficulty in enrolling participants in clinical trials or withdrawal of clinical trial participants;
●significant costs to defend the related litigation;
●substantial monetary awards to trial participants;
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

We are subject to ongoing obligations, regulatory requirements and continued regulatory review, which may result in significant additional expense. Additionally, our current and future products could be subject to unfavorable changes and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

Manufacturers and their facilities are required to comply with extensive requirements of regulatory authorities, including ensuring that quality control and manufacturing procedures conform cGMP. As such, we and our CMOs will be subject to user fees and continual review and inspections to assess compliance with cGMP or similar foreign regulations and adherence to commitments made in any BLA, or MAA. Accordingly, we and our CMOs and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

If our marketing approval would be obtained via the accelerated approval pathway, we could be required to conduct a successful confirmatory clinical trial to confirm clinical benefit for our products. An unsuccessful confirmatory trial or failure to complete such a trial could result in the withdrawal of marketing approval. The FDA or foreign regulatory authority also may place other conditions on approvals including the requirement for a REMS or similar risk management measures, to assure the safe use of the product. If the FDA or foreign regulatory authority concludes a REMS or similar risk management measures are needed, the sponsor of the BLA or MAA must submit a proposed REMS or the similar risk management measures before it can obtain approval. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. We also will be required to report certain adverse reactions, production problems, inadequate efficacy and other issues, if any, to applicable regulatory authorities on an ongoing basis. In addition, the identification of new safety issues could lead to new labeling or restrictions on population or use of our products, diminishing the addressable market or sales or both. Such conditions, requirements or events may prove to be expensive and burdensome, and the reporting of such may cause the price of our Class A common shares to decrease.

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

If there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or the manufacture of a product, or if we or one of our distributors, licensees, co-marketers or other third parties operating on our behalf fails to comply with regulatory requirements, regulatory authorities could impose fines on us, instate restrictions on our product or its manufacture or require us to recall or remove the product from the market, in addition to withdrawing our marketing authorizations, or requiring us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization. If any of these events occurs, our ability to sell our product may be impaired, and we may incur substantial additional expense to comply with such regulatory requirements.

The policies of the FDA and other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States, Europe or in other jurisdictions. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to potentially significant enforcement actions.

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

Healthcare professionals, physicians and third-party payors play a primary role in the recommendation and prescription of ARCALYST and any product candidates for which we obtain marketing approval. Our commercial arrangements may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current and future products.

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
●the U.S. Foreign Corrupt Practices Act (the “FCPA”), which prohibits U.S. companies and their representatives from paying, offering to pay, promising to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity abroad. In many countries, the healthcare professionals we interact with may meet the FCPA’s definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls;
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
●the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
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
●analogous state laws and regulations, such as state antikickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare professionals or marketing expenditures and pricing information; and
●similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare professionals.

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

Each of our product candidates requires substantial preclinical or clinical development and manufacturing support and, if approved, an organization to facilitate a successful product launch and commercialization, which may not be synergistic with our existing capabilities, before we will be able to generate any revenue from product sales. The success of our current and future product candidates depends upon several factors, including the following:

●submission to and authorization to proceed with clinical trials by the FDA under investigational new drug applications (“INDs”), and CTAs to applicable authorities outside of the United States for our product candidates to commence planned clinical trials or future clinical trials;
●successful completion of nonclinical studies, including toxicology studies, pharmacological, and biodistribution studies , as conducted, where applicable, under GLP regulations;
●successful site activation for, enrollment in, and completion of clinical trials, including the ability of our CROs to successfully conduct such trials within our planned budget and timing parameters without materially adversely impacting our trials, and our ability to successfully oversee CRO activities;
●positive data from our clinical programs, including post-marketing trials and those intended to satisfy regulatory commitments or for label expansion, with sufficient quality to support an acceptable risk-benefit profile of our products and product candidates for the targeted indications in the intended populations to the satisfaction of the applicable regulatory authorities;
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

●successful development of our manufacturing processes and transfer to third party contract development and manufacturing organization (“CDMO”) facilities to support our development and commercialization activities in a manner compliant with all regulatory requirements;
●successful manufacture of sufficient supply of our product candidates within approved specifications for purity, efficacy and cGMP requirements from our facility and from our CDMOs or other sole-source manufacturers in order to meet clinical or commercial demand, as applicable, for ourselves and for our partners;
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
●continued compliance with any post-marketing requirements imposed by regulatory authorities, including any required post-marketing clinical trial commitments or REMS or similar risk management measures; and
●maintenance of a continued acceptable safety profile of our product candidates following approval.

If we do not accomplish one or more of these factors in a timely manner or at all we could experience significant delays in, or an inability to, timely or successfully commercialize our product candidates. Failure to generate sufficient revenue from the commercialization of our current and future products, whether as a result of failing to obtain regulatory approvals or unsuccessfully commercializing such products would harm our ability to continue our operations. In such an instance, we may need to seek capital elsewhere. See “Risk Factors – Risks Related to Our Financial Position and Capital Needs – We will require substantial additional financing, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, will force us to delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or other operations or commercialization efforts” and “Risk Factors – Risks Related to Our Financial Position and Capital Needs – Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates or products.”

Though we are currently commercializing ARCALYST, we evenly split profits on ARCALYST sales with Regeneron, and the relevant markets for its indications may prove not to be large enough to allow us to generate significant and sustained revenue from ARCALYST sales. Moreover, even if we successfully obtain regulatory approvals to market one or more product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, among other things. If the markets for patient subsets that we are targeting are smaller than we estimate, we may not generate projected revenue levels from sales of such product candidates, if approved. See, “—Risks Related to Commercialization—The incidence and prevalence for target patient populations of our products or product candidates have not been established with precision. If the market opportunities for our products and product candidates are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability may be materially adversely affected.”

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

Not all of our clinical trials have been conducted as initially planned or completed on our initial projected schedule, and accordingly, we cannot guarantee that any of our current or future clinical trials will be conducted as initially planned or completed on our initial projected schedule, if at all, including as a result of the COVID-19 pandemic and measures taken in response to the pandemic. Further, even if conducted on time, a clinical trial may result in unfavorable or statistically insignificant results. For example, in December 2021, we announced that the primary efficacy endpoint of the Phase 3 clinical trial of mavrilimumab in COVID-19-related ARDS did not reach statistical significance. We subsequently decided to not progress mavrilimumab in the COVID-19-related ARDS indication. Clinical trials are a lengthy process that require the expenditure of significant money and human capital. Failing to achieve desired efficacy or identifying of a novel safety hazard in turn represents an inability to successfully recoup such expense via a potential commercialization of the product candidate, if approved. Sufficient inability to recoup clinical trial expense via successful development could pose material risks to our business. See “Risk Factors – Risks Related to Product Development –We depend heavily on the success of one or more of our products and product candidates, which are in various stages of clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately successfully commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be significantly harmed.”

Commencing a clinical trial is subject to acceptance by the FDA of an IND or IND amendments, acceptance by competent authorities of the EU member states of a CTA under the CTR or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, competent authorities of the EU member states or other applicable regulatory authorities. We have and may in the future receive feedback or guidance from regulatory authorities on our clinical trial design and protocols and, even after we incorporate such feedback or guidance from these regulatory authorities, such regulatory authorities may impose other requirements for our clinical trials, could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant preclinical studies, clinical trials or chemistry, manufacturing and controls (“CMC”) data, or disagree or change their position on the acceptability of our trial designs, including the proposed dosing level or schedule, treatment duration, our definitions of the patient populations or the clinical endpoints selected, which may require us to complete additional preclinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect.

Commencing our planned clinical trials is also subject to approval by a central institutional review board (an “IRB”) and an IRB or ethics committee at each clinical trial site before a trial may be initiated, which approval could be delayed, rejected or suspended. Further, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial or regulatory authorities may impose a suspension or termination of our clinical trials even after approval and initiation of trial sites due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by regulatory authorities, unforeseen safety issues or adverse side effects that arise in the trial or failure to demonstrate a benefit from using a drug, any of which could result in the imposition of a clinical hold, as well as changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Successful completion of our clinical trials is a prerequisite to submitting a BLA or supplemental BLA (an “sBLA”) to the FDA and an MAA, to the European Medicines Agency (the “EMA”) or competent authorities of the EU member states, or other applicable regulatory authorities in other countries for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and any future product candidates. A failure of one or more of our current or future clinical trials can occur at any stage of testing, and our clinical trials may not be successful. We have experienced and may continue to experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, be allowed by regulatory authorities, need to be redesigned, or if we can activate sites or enroll participants on time, or if they will be completed on schedule, if at all. Events that have and may in the future delay or prevent commencement or successful completion of clinical development of our product candidates as planned and on schedule, if at all, include but are not limited to:

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
●difficulties in obtaining required IRB, ethics committee approval or positive opinion at each clinical trial site;
●delays or failure in obtaining regulatory approval to commence a trial, or imposition of a clinical hold by regulatory authorities;
●difficulty in identifying and enrolling suitable participants in a particular trial, which may reduce the power of a clinical trial to detect statistically significant results;
●amendments to clinical trial protocols impacting study criteria, endpoints or design, including amendments that either we initiate or are requested by regulatory authorities;
●difficulty collaborating with patient groups and investigators;
●failure by our CROs, medical institutions, or other third parties we contract with in connection with our clinical trials to adhere to clinical trial requirements or to perform their obligations in a timely manner or in compliance with all applicable laws and regulations, including the FCPA;
●failure to perform in accordance with the FDA’s good clinical practices (“GCPs”) or applicable comparable regulatory guidelines in other countries;
●participants not completing a clinical trial or not returning for post-treatment follow-up, in either case including as a result of trial demands on participants as a result of the COVID-19 pandemic and measures taken in response to the pandemic or otherwise, among other things;
●clinical trial sites withdrawing from or being unable to conduct activities, or participants withdrawing from clinical trials, including as a result of the COVID-19 pandemic or the ongoing war in Ukraine, among other things;
●participants experiencing serious adverse events or undesirable side effects or being exposed to unacceptable health risks;
●participants failing to experience confirmed pre-specified events during the clinical trial within an expected timeframe, if at all;
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
●delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing either as a result of quality assurance or due to our reliance on third party manufacturers; and
●disruptions to our business operations, including our manufacturing operations, and the business operations of our third-party manufacturers, CROs upon whom we rely to conduct our clinical trials, or other third parties with whom we conduct business or otherwise engage, as well as disruptions in supply chain distribution in the countries in which we conduct our clinical trials, our manufacturers produce our product candidates or we otherwise conduct business or engage with other third parties, now or in the future as a result of the impact of the COVID-19 pandemic.

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

Furthermore, clinical trials must be conducted in accordance with the laws, rules and regulations, guidelines and other requirements of the FDA, EU institutions, the EMA and other applicable regulatory authorities outside of those jurisdictions and are subject to oversight by these regulatory authorities and IRBs or ethics committees at the medical institutions where such clinical trials are conducted. Further, conducting global clinical trials, as we do for certain of our product candidates, may require that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, EU and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials that are conducted in countries outside the United States and the EU may subject us to risks associated with the engagement of non-United States and non-EU CROs who are unknown to the FDA or the EMA, or the EU member states’ regulatory authorities and may have different standards of diagnosis, screening and medical care, as well as risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States and the EU.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by the said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as our CROs, may impact our development plans.

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, on January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK government has not yet published a response to the consultation but the outcome will be closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the UK government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

The COVID-19 pandemic, and measures taken in response to the pandemic, have had and could continue to have an impact on our current or planned preclinical studies and clinical trials. If the COVID-19 pandemic worsens or measures undertaken in response to the pandemic are reinstated, including as a result of the emergence of new variants of the virus, we may experience significant disruptions that could materially impact our preclinical studies and clinical trials, including by:

●impeding, delaying, limiting or preventing the production, delivery or release of our product candidates and important ancillary products to our clinical trial sites or participants, including due to interruptions in the supply of raw materials or global shipping that may affect the transport of our product candidates or clinical trial materials, or the reprioritization by third parties or the U.S. government for any products or potential products related to the treatment or prevention of COVID-19;
●impeding, delaying, limiting or preventing the production, delivery or release of the supply of our product candidates, including due to disruptions at manufacturing facilities that produce our product candidates, staffing shortages, reprioritizations, production slowdowns or stoppages or interruptions in global shipping;
●impeding, delaying, limiting or preventing clinical trial investigators, other critical staff, or participants from traveling to our clinical trial sites or visiting nurses traveling to participants;
●impeding, delaying, limiting or preventing key clinical trial activities, including participant screening, clinical trial site monitoring, participant dosing, study procedures (such as biopsies, which may be deemed non-essential), collection of clinical data and samples as well as cleaning and verification of clinical data, which could affect the integrity of clinical trial data;
●timing of COVID-19 and other vaccinations received by potential participants for our clinical trials may impede, delay, limit or prevent such potential participants from enrolling in our clinical trials;
●impeding, delaying, limiting or preventing clinical trial site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, and enrollment or retention of participants in our clinical trials;
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

Any one of the foregoing could significantly impede, delay, limit or prevent the clinical development of our product candidates and ultimately lead to the delay or denial of regulatory approval of our product candidates. While we continue to develop contingencies and mitigation strategies for our business to potentially minimize the impact of the COVID-19 pandemic, or any other pandemic, on our operations, there can be no assurance that any identified contingencies and mitigation strategies will be effective. If the clinical development of our product candidates is significantly impeded, delayed, limited or is prevented, it could ultimately lead to the delay or denial of regulatory approval of our product candidates which would materially adversely affect our business and operations, including our ability to generate revenue.

We may find it difficult to enroll participants in our clinical trials in a timely manner given the limited number of patients who have the diseases for which our product candidates are being studied, our particular enrollment criteria or competing clinical studies in the same patient population.

Identifying and qualifying participants for clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit a sufficient number of participants to test our product candidates, particularly given that many of the conditions for which we are evaluating our current product candidates or may evaluate them in the future are in small disease populations. In addition, the eligibility criteria of our clinical trials will further limit the pool of available trial participants, as we will require participants to have specific characteristics that we can evaluate based on the primary and secondary endpoints of the study. Further, our product candidates modulate the immune system and carry risks associated with immunosuppression, including the risk of serious infections, potential interference with vaccines, and other potential serious health risks. Additionally, certain indications for our product candidates may present challenges that may prevent us or third parties from conducting well-controlled studies.

Our clinical trials have competed and may continue to compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates. This competition may further reduce the number and types of participants available to us because some participants who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which would reduce the number of participants who are available for our clinical trials at such clinical trial site.

Accordingly, when we encounter these or other difficulties in enrollment, we have experienced and may in the future experience delays, or we may be prevented from completing our clinical trials. Participant enrollment depends on many factors, including:

●the size and nature of the patient population;
●the severity of the disease being studied;
●participant referral practices of prescribers;

●participant eligibility criteria for the clinical trial and evolving standards of care;
●the proximity of participants to clinical sites;
●the complexity of the design and nature of the clinical protocol and trial;
●the availability and nature of competing clinical trials;
●the availability of standard of care or new drugs approved for the indication the clinical trial is investigating;
●failure to obtain and maintain or timely amend participant consents;
●our ability to recruit clinical trial investigators with applicable competencies and experience;
●the risk that participants enrolled in clinical trials will withdraw from the trials before completion of their treatment or follow-up period (in either case including as a result of trial demands on participants among other things);
●clinicians’ and participants’ perceptions as to the safety and potential advantages of the product candidate being studied in relation to other available therapies; and
●the occurrence of adverse events or undesirable side effects attributable to our product candidates.

The process of finding and enrolling participants may prove costly, especially since we are looking to identify a subset of the participants eligible for our studies from a relatively small patient population for many of the diseases we are studying. If patients are unable or unwilling to participate in our clinical trials for any reason, or we experience difficulties in participant enrollment for any other reason, such as due to the COVID-19 pandemic, our costs may significantly increase and the timeline for recruiting participants, conducting trials and obtaining regulatory approval of our product candidates may be significantly delayed or prevented, the commercial prospects of our product candidates may be harmed, and our ability to commence product sales and generate product revenue from any of these product candidates, if approved, could be delayed or prevented. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

For mavrilimumab, there is a theoretical risk for the development of pulmonary alveolar proteinosis (“PAP”) with chronic use. PAP is a rare lung disorder in which surfactant-derived lipoproteins accumulate excessively within pulmonary alveoli due to loss of GM-CSF function. The disease can range in severity from a sub-clinical reduction in diffusion capacity to significant dyspnea during mild exertion. In preclinical studies conducted by MedImmune, certain effects were observed in the lungs of non-human primates, which led the FDA to issue a clinical hold with respect to MedImmune’s proposed clinical trial in RA. Preclinical data generated to-date suggest mavrilimumab at clinically relevant doses does not reach the lungs in sufficient quantities to induce PAP, and human trials thus far have not shown a clinical effect on pulmonary function tests attributable to mavrilimumab.

However, if the results of our clinical trials, including clinical trials evaluating our current products in new indications, or clinical trials conducted by collaboration partners, reveal an unacceptable severity and prevalence of certain side effects, the FDA or applicable regulatory authority outside of the United States may suspend or terminate our clinical trials, or not authorize us to initiate further trials. In addition, if other molecules in the same or related class in development by third parties show the same or similar side effects as those we observed in our trials but to a greater degree or reported new previously unreported side effects, it could have an impact on the entire class of molecules in development, as the applicable regulatory agency may suspend or terminate our clinical trials, or not authorize us to initiate further trials with our molecule in that class. Further, third parties may have rights to independently develop and commercialize our current and future products and product candidates, which may increase the likelihood of adverse safety results. For example, Regeneron retains worldwide rights to develop and commercialize ARCALYST for local administration to the eye and ear and oncology. The development of ARCALYST in one or more of these indications could increase the possibility of generating adverse safety results. Such effects, if discovered by third parties, may not be discovered until after we commence the commercialization of a product. Regulatory authorities could order us to cease further development of, deny or withdraw any approval of, any of our products or product candidates, or require onerous label changes, for any or all targeted indications in such an instance.

In addition, the compassionate use of our products and product candidates, or evaluation of our products and product candidates by third parties via scientific collaborations or investigator initiated studies could increase the possibility of generating adverse safety results that impact our development of such product candidates. Such adverse safety results, when reported to regulatory authorities, may negatively impact the safety profile of the drug studied as a class effect and could result in the imposition of clinical holds on all clinical trials involving such product candidate regardless of the indication studied.

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

Interim, preliminary, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more participant data become available following the release of the interim data; preliminary data are subject to audit and verification procedures, and deeper analysis of the data beyond the topline data may provide more color and context to the data, all of which could result in material or other changes that are reflected in the final data.

From time to time, we may disclose interim data from our preclinical studies or clinical trials, which are based on an interim analysis of then-available data from ongoing studies or trials. Interim data from our preclinical studies and clinical trials are subject to the risk that one or more of the clinical observations may materially change as participant enrollment continues and more participant data become available from the particular study or trial. As a result, interim data should be viewed with caution until final data are available. Adverse differences between interim data and final data could significantly harm the development of our product candidate and our business prospects with respect thereto.

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

In addition to the United States, we may seek regulatory approval to commercialize our product candidates in other jurisdictions. While the scope of regulatory approval is similar in many countries, to obtain separate regulatory approval in multiple countries will require us to comply with numerous and varying regulatory requirements of each such country or jurisdiction regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution, and we cannot predict success in any such jurisdictions.

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission during the first quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025), may have a significant impact on the biopharmaceutical industry in the long-term.

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
●regulatory authorities could require us to collect additional data or conduct additional clinical trials, which could include a requirement to compare our products or product candidates to other therapies for the treatment of the same indication;
●regulatory authorities, following the discovery of adverse safety signals or side effects from approved therapeutics or therapeutics in development in the same or related class as our products or product candidates, could require us to collect additional data or conduct additional clinical trials;
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
●the number of participants required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or we may fail to recruit suitable participants for a trial;
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

For example, although ARCALYST was approved as a biological product under a BLA for the treatment of CAPS in February 2008, and we believe it qualified for the 12-year period of exclusivity against any biosimilars, such 12-year period of exclusivity has lapsed. The FDA approved ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021. However, the 12-year exclusivity period does not attach to the approval of an sBLA, potentially creating the opportunity for biosimilar competition, subject to any Orphan Drug exclusivity under the U.S. Orphan Drug Act. See “Risk Factors — Risks Related to Marketing Approval and Regulatory Matters — We may seek Orphan Drug designation for our product candidates in the United States, as well as for any of our product candidates in the EU, and we may be unsuccessful, or may be unable to maintain the benefits associated with Orphan Drug designation, including the potential for market exclusivity, for any product candidate for which we obtain Orphan Drug designation.” If we obtain FDA approval for any of our other biological product candidates, we expect any such product candidates to qualify for the 12-year period of exclusivity under the BPCIA. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider any such approved product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated.

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

In the EU, the European Commission grants Orphan Drug designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an Orphan Drug designation application. In the EU, Orphan Drug designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions where (i) such conditions affect no more than five in 10,000 persons in the EU when the application is made or (ii) the product, without the benefits derived from Orphan Dug status, would not generate sufficient return in the EU to justify investment; and for which no satisfactory method of diagnosis, prevention, or treatment exists for marketing in the EU, or if such method exists, the product will be of significant benefit to those affected by such condition. In the EU, Orphan Drug designation entitles a party to financial incentives such as reduction of fees or fee waivers, and upon grant of an MA, to potential marketing exclusivity.

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

We may seek EMA PRIME (Priority Medicines) designation or other designations, schemes or tools for one or more of our product candidates. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

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

We may be unable to successfully obtain marketing approvals for any of our current or future product candidates. Failure to obtain marketing approval in a timely manner for any of our current or future product candidates could have a material adverse impact on our business and financial performance.

As a company, we have only limited experience in obtaining marketing approval for our product candidates. As a result, in the future, obtaining marketing approval for any of our current or future product candidates may require more time and expense than we anticipate. Failure to successfully complete, or delays in, any of our eventual other pivotal trials or related regulatory submissions would prevent us from, or delay us in, obtaining regulatory approval for our current or future product candidates. It is possible that regulatory authorities may refuse to accept for substantive review any regulatory submissions that we submit for our product candidates or may conclude after review of our applications for any of our current or future product candidates that the submissions are insufficient to obtain marketing approval for such product candidates. Regulatory authorities may also require that we conduct additional clinical, preclinical or manufacturing validation trials and submit that data before they will reconsider our applications. Depending on the extent of these or any other required trials, approval or receipt of any marketing authorization may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials, if performed and completed, may not be considered sufficient by regulatory authorities to approve or grant marketing authorizations. Any delay in obtaining, or an inability to obtain, marketing approvals would delay or prevent us from commercializing any of our current or future product candidates, which may impair our ability to generate additional revenue. If any of these outcomes occur, we may be forced to modify or cease our development efforts for one or more of our product candidates, which could significantly harm our business.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and recently hit its debt limit, which has caused certain regulatory agencies, such as the FDA, to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Any resurgence of the virus may cause additional postponements, exacerbating the previously discussed risks.

Regulatory authorities outside the United States were similarly impacted by the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We do not currently own or operate any late-stage or commercial manufacturing facilities. Although we have built a development and manufacturing facility to produce drug substance to support certain research, preclinical and other clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain early-stage product candidates for the majority of our clinical development efforts; the commercial manufacture of our current and future products; and labeling and packaging activities for our current and future products. We rely on these third parties to produce our products and product candidates at sufficient quality and quantity to support our and our collaboration partners’ commercialization and research and development efforts.

Our reliance increases the risk that we will have insufficient quantities of ARCALYST and our product candidates or that ARCALYST and our product candidates are not produced at an acceptable cost or quality, or not in a timely manner due to, for example, production interruptions caused by equipment failure and an inability to source adequate replacement parts and equipment, which could delay, prevent or impair our commercialization or research and development efforts. For example, in the second half of 2021, events were identified in the ARCALYST manufacturing process that prevented distribution of certain ARCALYST material as previously planned, though we were able to ultimately source sufficient ARCALYST material to cover our needs. Further, equipment used in the ARCALYST manufacturing process may no longer be supported by vendors in the event of equipment failure. Such equipment may also not be repaired, replaced or qualified in a timely manner. These issues may be exacerbated by increased clinical or commercial demand by us or our collaboration partners, should we decide to develop ARCALYST in one or more additional indications or in additional territories. If we encounter events in the future that prevent additional material from being distributed in a timely manner or within specifications and we are unable to source additional commercial supply of ARCALYST, if needed, or should future manufacturing or supply chain issues arise, we may be unable to adequately meet patient demand for ARCALYST or may be required to effect a recall, any of which would adversely affect our business, results of operations and financial condition.

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

Under certain circumstances, we or Regeneron could initiate a technology transfer to either us or another CMO to manufacture ARCALYST. For example, Regeneron could unilaterally initiate a technology transfer to us as early as March 2023. Finding new CMOs or third-party suppliers to produce ARCALYST would add additional costs and require significant time and focus from our management and technical teams. We may also not be able to identify a suitable CMO that can meet our manufacturing timeline and technical requirements. Even if we were to find a CMO, such CMO would need to produce ARCALYST at a different manufacturing site, potentially using a different or more costly process, or at a different scale. We cannot provide any assurance that the technology transfer from Regeneron to us or to another CMO will be successful in producing ARCALYST in sufficient quantities or of acceptable quality, if at all, or that we or another CMO will produce a comparable product to the satisfaction of regulatory authorities, which could delay, prevent or impair the further development, if any, or commercialization of ARCALYST. Further, we may be unable to establish a new agreement with another CMO on acceptable terms, if at all. Any technology transfer initiated by us or Regeneron would be pursuant to an agreed upon technology transfer plan. If a successful technology transfer is not completed during the time that Regeneron is obligated to manufacture ARCALYST, or Regeneron is unable to manufacture and supply sufficient quantities of requested safety stock, there could be supply shortages for our patients and collaborators, resulting in lost revenue.

We have qualified CMOs to produce KPL-404 drug product, are in the process of transferring KPL-404 drug substance manufacturing to a new CMO and have engaged CMOs to manufacture mavrilimumab drug substance and drug product. While we have manufacturing capabilities to support early development for our product candidates, we and our CMOs may not be able to produce sufficient quantities of our product candidates or produce them at an acceptable quality, including as a result of the COVID-19 pandemic or global supply chain issues, which could delay, prevent or impair our development or commercialization efforts and increase costs.

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

The facilities used by our CMOs to manufacture ARCALYST and our current and future product candidates may be inspected by regulatory authorities in connection with the submission of our marketing applications to, and review by, regulatory authorities or based on their work for other clinical trial sponsors. While we provide oversight of manufacturing activities, we do not and will not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs and other regulatory requirements in connection with the manufacture of current and future products and product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we review the compliance history and performance of our CMOs and have the ability to audit their compliance and performance, we have no direct control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel other than through quality monitoring in accordance with our agreements with the CMOs. If regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market ARCALYST or our current or future product candidates, if approved. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products or product candidates, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our products or product candidates.

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

Any performance failure on the part of our existing or future manufacturers could delay, as applicable, clinical development or marketing approval or commercialization efforts for our current and future products. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we may not be able to establish new agreements on acceptable terms, if at all, with such alternative manufacturers. Further, Regeneron has an exclusive right to produce ARCALYST, subject to limited exceptions, which could impact our ability to find a replacement manufacturer for ARCALYST in a short period of time, if needed. Additionally, establishing a replacement manufacturer for ARCALYST or our product candidates, if required, is unlikely to be accomplished in a timely or cost-effective manner, if at all. Furthermore, despite our efforts, we may be unable to procure a replacement supplier or do so on commercially reasonable terms, which could have a material adverse impact upon our business, results of operations and financial condition. If we or our CMOs are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay.

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

The manufacture of our current and future products and product candidates is highly regulated, complex and difficult, requiring a multi-step and controlled process, and even minor problems or deviations could result in ARCALYST or our product candidates failing to meet approved specifications, failed batches or other failures, such as defective products or manufacturing failures. We have limited experience overseeing the manufacturing processes of ARCALYST, KPL-404 and mavrilimumab. Due to the highly technical requirements of manufacturing our current and future products and product candidates and the strict quality and control specifications, we and our third-party providers may be unable to manufacture or supply ARCALYST or our product candidates despite our and their efforts. Failure to produce sufficient quantities of our product candidates could delay their development, result in supply shortages for our patients, result in lost revenue, if any, and diminish our potential profitability, as applicable, which may lead to lawsuits or could delay the introduction of our product candidates to the market.

The manufacture of our current and future products and product candidates is at high risk of product loss due to contamination, equipment malfunctions, human error or raw material variability or shortages. Deviations from established manufacturing processes could result in reduced production yields, failed batches and other supply disruptions and increased costs. If microbial, viral or other contaminations are discovered in our current and future products and product candidates or manufacturing facilities, any related production lot could be lost and the relevant manufacturing facilities may need to close for an extended period of time to investigate and remediate the contaminant. The involvement of our third-party manufacturers, including Regeneron, may exacerbate such effects, which has required and may in the future require us to reject lots for quality control purposes. See “Risk Factors—We contract with third parties for manufacturing our commercial supply of ARCALYST and clinical supply for our product candidates and for certain research and other preclinical development and expect that we will continue to do so in the future. This reliance on third parties increases the risk that we may not have sufficient quantities of ARCALYST or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.”

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

In addition, our third-party providers may fail to comply with cGMP and other stringent regulatory requirements related to the manufacturing process. See “Risk Factors—We contract with third parties for manufacturing our commercial supply of ARCALYST and clinical supply for our product candidates and for certain research and other preclinical development and expect that we will continue to do so in the future. This reliance on third parties increases the risk that we may not have sufficient quantities of ARCALYST or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.” If we or any of our third-party providers are not able to establish and maintain procedures and processes sufficient to satisfy cGMP or similar foreign standards, we could experience a delay, interruption or other issues in our manufacture, fill-finish, packaging, storage or delivery of ARCALYST or our product candidates, and any related failure of the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to supply our products and product candidates. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

Any adverse developments affecting the operations of our third-party providers could result in a shortage of commercial products or product candidates, the imposition of additional commercial product requirements by regulatory authorities, the withdrawal of our product candidates or approved products, shipment delays, lot failures or recalls. We may also have to write off inventory and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such manufacturing issues could increase our cost of goods, cause us to lose potential revenue, reduce our potential profitability or damage our reputation.

The third parties upon whom we rely for the supply of the drug substance and drug product used in our products and product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business or the business of our partners.

The drug substance and drug product used in ARCALYST, mavrilimumab and vixarelimab are supplied to us from single-source suppliers and we obtain the drug substance and drug product used in KPL-404 from a limited number of sources. Regeneron has a contractual right to be our sole source manufacturer of ARCALYST unless they have a persistent failure to satisfy our supply needs or initiate a manufacturing technology transfer to us. Our ability to continue to commercialize ARCALYST, to develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet market demand, depends in part on our ability to obtain the drug substance and drug product for ARCALYST and these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. With respect to ARCALYST and mavrilimumab, we do not currently have arrangements in place for a redundant or second-source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason. With respect to KPL-404, while we anticipate having more than one source for drug substance and drug product, such sources are nonetheless limited and subject to similar risks as our other products and product candidates.

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

In addition to the above, we have entered into, and may, in the future, enter into collaboration and other agreements requiring us to provide commercial or clinical drug supply to third-party partners. This includes additional vixarelimab drug substance that Genentech may request from us pursuant to the terms of the Genentech License Agreement. A failure by our CMOs to supply sufficient quantities of drug supply may cause us to breach our contractual obligations, triggering potential penalties under our agreements, including termination of such agreements, if we fail to adequately cure such breach.

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

We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to activate sites, conduct or otherwise support our preclinical studies and clinical trials for our product candidates properly and on time. We also rely on third parties to conduct other research related to our product candidates. We expect to rely heavily on these parties for such site activation, execution of and otherwise supporting clinical trials for our product candidates. While we have agreements governing their activities and we review the compliance history and performance of our CROs as well as have the ability to audit such activities, we have no direct control over their activities and have limited influence over their actual performance other than through quality monitoring in accordance with our agreements with the CROs. The third parties with whom we contract for execution of our preclinical studies and our clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. Except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our preclinical studies and clinical trials in accordance with applicable GLP or GCP requirements, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not and will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our preclinical studies or clinical trials, we could be subject to warning letters or enforcement actions that may include civil penalties and criminal prosecution.

We and our CROs are required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial participants are adequately informed of the potential risks of participating in clinical trials and their rights are protected. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product candidates produced under cGMPs or similar foreign regulations. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so when required can result in fines, adverse publicity and civil and criminal sanctions.

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

We are not aware of any FDA-approved therapies for recurrent pericarditis, but we are aware of two programs being developed in this indication. One is by R-Pharm International (RPH-104), which inhibits IL-1α/IL-1β-induced signaling and is in Phase 2 development; the other is an oral cannabidiol being developed by Cardiol Therapeutics in an open label Phase 2 setting. Anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, is currently approved for use in RA, CAPS and DIRA. We are not aware of any active, industry sponsored development programs using anakinra seeking a label for recurrent pericarditis. Canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation, is currently approved for use in CAPS, Tumor Necrosis Factor Receptor Associated Periodic Syndrome (TRAPS), Hyperimmunoglobulin D Syndrome (HIDS), Mevalonate Kinase Deficiency (MKD) and Familial Mediterranean Fever (FMF), Still’s Disease and Systemic Juvenile Idiopathic Arthritis (SJIA). We are not aware of any active, industry sponsored development programs using canakinumab seeking a label for recurrent pericarditis. Additionally, Novartis is also developing gevokizumab for use in oncologic indications. Clinical stage development programs include: VTX2735 and VTX3232 (Ventyx Biosciences, Inc.), ZYIL-1 (Zydus Lifesciences Ltd.), HT-6184 (Halia Therapeutics, Inc.), OLT1177 (Olatec Therapeutics LLC), DFV-890 (Novartis A.G.), Selnoflast (Roche), NT-0167 and NT-0796 (NodThera Ltd.), Somalix and Onzomelid (Roche).

In addition, there are several molecules in development designed to inhibit the NLRP3 inflammasome, an intracellular sensor of a broad range of danger signals, that leads to the release of IL-1β and IL-18. Clinical stage development programs include: VTX2735 and VTX3232 (Ventyx Biosciences), ZYIL-1 (Zydus Lifesciences), HT-6184 (Halia), OLT1177 (Olatec Therapeutics), DFV-890 (Novartis), Selnoflast (Roche), NT-0167 and NT-0796 (NodThera), Somalix and Onzomelid (Roche). There are other therapies which modulate IL-1α in preclinical and clinical development for diseases other than recurrent pericarditis from Johnson & Johnson and XBIOTECH USA, INC. We are not aware of any active, industry sponsored development programs for these programs seeking a label for recurrent pericarditis.

There are various programs in clinical development antagonizing the CD40 / CD154 costimulatory pathway. Novartis A.G. is developing CFZ-533, or iscalimab (anti-CD40) for subcutaneous administration for the treatment of Sjögren's Syndrome. Certain other programs are designed for intravenous administration only. Horizon Therapeutics plc (in the process of being acquired by Amgen Inc.) is developing the Tn3 fusion protein, dazodalibep (anti-CD40L); Biogen, Inc. and UCB S.A. are developing dapirolizumab pegol (anti-CD40L) for the treatment of moderately to severely active Systemic Lupus Erythematosus; and Eledon Pharmaceuticals, Inc. is developing AT-1501 (anti-CD40L) for use by patients undergoing kidney transplantation. There are other programs that present the potential for subcutaneous administration. Sanofi S.A./ImmuNext Inc. are developing SAR441344 (anti-CD40L) for the treatment of Primary Sjögren's Syndrome and Systemic Lupus Erythematosus, Bristol Myers-Squibb is developing BMS-986325 (anti-CD40) for the treatment of Primary Sjögren's Syndrome; and H. Lundbeck A/S is developing Lu AG22515 (bi-specific, anti-CD40L & Albumin (scFv)2-Fab).

With respect to mavrilimumab, there are programs in clinical development in various indications that modulate GM-CSF signaling from I-MAB Biopharma (plonmarlimab), Roivant Sciences Ltd. (gimsilumab and namilumab) and Humanigen, Inc. (lenzilumab). All of these competitive programs target the GM-CSF ligand itself versus targeting the GM-CSF receptor like mavrilimumab.

Further, the results of clinical trials for our product candidates may produce negative, inconclusive or uncompetitive results compared to those produced by any of these or other companies in the indications we are studying, which may result in us deciding, or regulatory authorities requiring us, to conduct additional clinical trials or modify or cease development programs for our product candidates. We may also determine that the potential product and commercial profile of any of our product candidates may not ultimately be commercially successful or even if they have the potential to ultimately be successful, we may not have sufficient recourses, which in either case could lead us to discontinue its development in certain indications, or we may determine not to support further development of any of our product candidates at any time for any reason.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and participant registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Further, a competitor conducting a clinical trial in a rare disease indication for which we market a product may reduce the number of patients on our commercial therapy by recruiting such patients to be trial participants. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related products, market acceptance by prescribers and patients, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

We have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our product candidates, and any such transactions or arrangements that we enter into may not be successful or be on favorable terms, which could adversely affect our ability to develop, commercialize or attempt to realize value from our product candidates.

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
●may not achieve applicable development, regulatory, or commercial milestones, which may materially impact the collaboration revenue that we expect to realize from such relationship
●may delay, dispute or refuse to pay milestone and royalty payments, which may impact our ability to satisfy upstream payment obligations, if applicable; and
●may conduct sales and marketing activities or other operations that may not comply with applicable laws, resulting in civil or criminal proceedings.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our products and product candidates, including ARCALYST, KPL-404 and mavrilimumab. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

We acquire, in-license and file patent applications directed to our products and product candidates in an effort to establish intellectual property positions directed to their compositions of matter and manufacture as well as uses of these products and product candidates in the treatment of diseases. Our intellectual property includes patents and patent applications that we own as well as patents and patent applications that we in-license. For example, we have a field-specific exclusive license under a license agreement with Regeneron to patent applications and patents relating to ARCALYST, an exclusive license under the MedImmune Agreement to patent applications and patents relating to mavrilimumab, and an exclusive license under our license agreement with BIDMC to patent applications and patents related to KPL-404.

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

We or our licensors have not pursued or maintained, and we or our licensees may not pursue or maintain in the future, patent protection for our products or product candidates in every country or territory in which our products or product candidates may be sold, if approved. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they will be in a form that is advantageous to us. The United States Patent and Trademark Office (the “USPTO“) international patent offices or judicial bodies may deny or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged, may be designed around or may otherwise be of insufficient scope to provide protection for our commercial products.

Further, the USPTO, international trademark offices or judicial bodies may deny our trademark applications and, even if published or registered, these trademarks may not effectively protect our brand and goodwill. Like patents, trademarks also may be successfully opposed or challenged.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or in licensed patents have, or that any of our owned or in-licensed pending patent applications that mature into issued patents will have, claims with a scope sufficient to protect ARCALYST, KPL-404, mavrilimumab, or any future products and product candidates. A U.S. patent covering ARCALYST as a composition of matter expired in 2020, and relevant composition of matter patents issued outside of the United States are expected to expire by 2023, not including any patent term extensions. A U.S. patent covering methods of using ARCALYST in the treatment of recurrent pericarditis was issued in June 2021 and has a statutory term that expires in 2038, not including any patent term adjustment. The composition of matter patents for mavrilimumab generally have statutory expiration dates in 2027, not including any extensions or adjustments. The issued composition of matter patents for KPL-404 have statutory expiration dates in 2036, not including any extensions. The issued composition of matter patents licensed from BIDMC related to KPL-404 have statutory expiration dates in 2032, not including any patent term extensions or adjustments. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions and adjustments may be available; however, the life of a patent, and the protection it affords, is limited. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. For example, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdiction in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval in such jurisdiction.

Patents may be eligible for limited patent term extension in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. Similar patent extensions exist in the EU (supplementary protection certificate) and Japan, subject to the applicable laws in those jurisdictions. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. In certain countries, the term of a patent that covers a drug product may also be eligible for patent term extension when regulatory approval is granted, provided the legal requirements are met. We may not receive an extension if we or our licensees fail to apply within applicable deadlines or fail or are unable to apply prior to expiration of relevant patents. For example, no patent term extension was obtained in the United States following the FDA’s approval of ARCALYST for the treatment of CAPS in 2008, and the deadline for applying for such extension has passed. Accordingly, patent term extension in the United States based on the FDA’s approval of ARCALYST for CAPS, or any other indication for which the FDA may grant approval in the future, is unavailable. Further, while patent term extension was awarded for relevant patents in certain European countries following the EMA’s approval of ARCALYST for the treatment of CAPS, in 2012 the marketing authorization for CAPs was withdrawn. Patent term extensions may no longer be in effect or available, subject to the applicable laws in those countries as well as other factors, such as whether a marketing approval for ARCALYST is reissued and whether such reissuance is prior to the expiration of the patent’s natural 20-year patent term. Moreover, the length of the extension could be less than we request. In addition, the laws of other countries may not protect our rights to the same extent as the laws of the United States. If we or our licensees are unable to obtain patent term extension or the term of any such extension is less than requested, the period during which our patent rights can be enforced for that product will be shortened and competitors may obtain approval to market competing products sooner, impacting our revenue.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in-licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product or product candidate. For example, the patents in the United States covering ARCALYST as a composition of matter have expired, and patents covering ARCALYST as a composition of matter in Europe have a term that expires in 2023, not including any patent term extensions, and the patents covering mavrilimumab as a composition of matter have a term that expires in 2027 in the United States, not including any patent term adjustments or patent term extensions, and in 2027 in Europe, not including any patent term extensions. We or our licensees may not receive any patent term extension for patents covering mavrilimumab as a composition of matter if such patent in an applicable jurisdiction expires before mavrilimumab would be eligible to receive regulatory approval in such jurisdiction. As a result, our owned and in-licensed patent portfolio may not provide adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, regulatory exclusivity is expected to be relied upon for our or our licensees’ product candidates. The expiration date of regulatory exclusivity is determined on a country-by country-basis if the applicable product is approved in such country and if any applicable regulatory exclusivity applies and is granted. The actual expiration date of any such regulatory exclusivity, however, is subject to significant uncertainty. For instance, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdictions in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval.

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

In addition, the patent prosecution process is expensive and time consuming, and we or our licensees may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO is often significantly narrowed by the time they issue, if at all. The claims of our issued patents or patent applications when issued may not cover our product candidates, proposed commercial technologies or the future products that we develop, or even if such patents provide coverage, the coverage obtained may not provide any competitive advantage. Further, it is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we in-license from, or out-license to, third parties. Therefore, these patents and applications may not be prepared, prosecuted, enforced or maintained in a manner consistent with the best interests of our business. In the case of our field-limited license from Regeneron, another licensee may have the right to enforce patents covering the product in their field. As a result, we may need to coordinate prosecution, enforcement or maintenance with another party, and even then, the other party could prosecute, enforce or maintain the patents in a manner adverse to our interests or otherwise put the patents at risk of invalidation.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Even if we acquire patent protection that we expect should enable us to maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity, enforceability or term, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. We or our licensees may become involved in contested proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. For example, patents granted by the USPTO may be subject to third-party challenges such as (without limitation) derivation, re-examination, interference, post-grant review or inter partes review proceedings, and patents granted by the European Patent Office may be challenged by any person in an opposition proceeding within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in some jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to the date our inventions were invented, or may file patent applications before we or our licensees do. In such case, we or our licensees may have to participate in interference or derivation proceedings in the USPTO, to determine which party is entitled to a patent on the disputed invention. We or our licensees may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology.

Such proceedings can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us or our licensees. We may not be able to correctly estimate or control our future operating expenses in relation to such proceedings, which could affect operating expenses. Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, including the costs of such proceedings.

Since patent applications are confidential for a period of time after filing, we cannot be certain that we, our licensees or our licensors were the first to file any patent application related to our product candidates. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid or enforceable for a number of reasons. If a court agrees, rights to those challenged patents may be diminished or lost.

In addition, we may in the future be subject to claims by our, our licensees’ or our licensors’ former employees or consultants asserting an ownership right in our patents or patent applications as a result of the work they performed on our or their behalf, respectively. Although we generally require all of our employees and consultants and any other partners or collaborators who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we, our licensees’ or our licensors have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our or our licensees’ ability to stop others from using or commercializing similar or identical technology and products, without payment to us, could limit the duration of the patent protection covering our technology and product candidates, or could reduce the period of time during which our licensees are obligated to make royalty payments to us for the sale of licensed products. Such challenges may also result in our inability to manufacture or commercialize our product candidates without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if they are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us or our licensees with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to one or more of our product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, or if the breadth, strength or term (including any extensions or adjustments) of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates or any future product candidates is successfully challenged, our or our licensees ability to successfully commercialize our product candidates could be negatively affected, which would harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates or any future product candidates under patent protection would be reduced.

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

We entered into agreements to acquire the rights to develop and commercialize ARCALYST and our product candidates, KPL-404 and mavrilimumab. In September 2017, we entered into a license agreement with Regeneron to obtain an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize ARCALYST. In December 2017, we entered into the MedImmune Agreement to obtain exclusive worldwide rights to research, develop, manufacture, market and sell mavrilimumab and any other products covered by the licensed patent rights. In connection with our acquisition of Primatope in March 2019, we acquired an exclusive world-wide license with BIDMC for certain patent applications and patents related to KPL-404. Each of these agreements requires us to use commercially reasonable efforts to develop and commercialize the related product candidates, make timely milestone and other payments, provide certain information regarding our activities with respect to such product candidates and indemnify the other party with respect to our development and commercialization activities under the terms of the agreements. These agreements and any future such agreements that we enter into impose a variety of obligations and related consequences.

We are a party to license and acquisition agreements of importance to our business and to our current product candidates, and we expect to be subject to additional such agreements in the future. Disputes may arise between us and any of these counterparties regarding intellectual property subject to, and each parties’ obligations under, such agreements, including:

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
●our right to sublicense patents and other rights to third parties;
●the ownership of inventions, know-how and other intellectual property, including intellectual property rights resulting from the joint creation or use of intellectual property by us and our licensors, licensees, partners or collaborators;
●our right to transfer or assign the license; and
●the effects of termination.

These or other disputes over our obligations or intellectual property that we have licensed-in, licensed-out or acquired may prevent or impair our ability to maintain our current arrangements on acceptable terms, or may impair the value of the arrangement to us. Any such dispute could have an adverse effect on our business.

If we fail, or our licensees cause us to fail, to meet our obligations under these agreements in a material respect, the respective licensor/seller would have the right to terminate the respective agreement and upon the effective date of such termination, have the right to re-obtain the related technology as well as aspects of any intellectual property controlled by us and developed during the period the agreement was in force that relate to the applicable technology. This means that the licensor/seller to each of these agreements could effectively take control of the development and commercialization of our product candidates after an uncured, material breach of the agreement by us. This would also be the case if we voluntarily elected to terminate the relevant agreement, which we have the right to do under each of these agreements. While we would expect to exercise our rights and remedies available to us in the event we fail, or our licensees cause us to fail, to meet our obligations under these agreements in any material respect, including seeking to cure any breach by us or our licensees, and otherwise seek to preserve our rights under the technology licensed to or acquired by us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the license could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for each of our product candidates. Termination of one of these agreements for any reason, and the related discontinuation of the development or commercialization of a product candidate could impair our ability to raise additional capital, generate revenue and may significantly harm our business, financial condition and prospects.

Regeneron retains worldwide rights to develop and commercialize ARCALYST for local administration to the eye and ear and oncology. Additionally, Regeneron retains the right to develop and commercialize ARCALYST for all applications in the Middle East and North Africa. The development of ARCALYST in other fields could increase the possibility of identifying adverse safety results that impact the commercialization of ARCALYST for the treatment of recurrent pericarditis.

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

Our commercial success depends upon our ability and the ability of our sublicensees to develop, manufacture, market and sell our products and product candidates, if approved, and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We cannot assure you that our products, product candidates or any future product candidates, including methods of making or using these product candidates, will not infringe existing or future third-party patents. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products and product candidates and technology, including contested proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our products are covered by their patents.

Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to immunomodulation. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of third-party patents that contain claims potentially relevant to KPL-404 and mavrilimumab. If the claims of any of these patents are asserted against us, we do not believe our proposed activities related to KPL-404 and mavrilimumab would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. In order to avoid infringing these or any other third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use processes or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may also pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property or maintain the existing intellectual property rights we have, we may have to cease development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Since our product candidates are being developed for use in fields that are competitive and of strong interest to pharmaceutical and biotechnology companies, we will likely seek to file additional patent applications and may have additional patents granted in the future, based on our future research and development efforts. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications of third parties now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product candidate that is the subject of the actual or threatened suit.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights, whether owned or in-licensed. To counter infringement or unauthorized use, we or our current or future licensees may be required to file infringement claims against these infringers. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third-party technology in question. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we or our licensees have asserted against them is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims challenging the infringement, validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us or licensees to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, or foreign equivalents thereof. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we or our licensors and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid or unenforceable.

Some of our competitors may be able to devote significantly more resources to intellectual property litigation, and may have significantly broader patent portfolios to assert against us if we or our licensees assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised during litigation.

An adverse result in any litigation proceeding could put one or more of our patents, whether owned or in-licensed, at risk of being invalidated or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering one of our product candidates, we or our licensees would lose at least part, and perhaps all, of the patent protection covering such product candidate. Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. If we or our licensees lose a patent lawsuit outside of the United States, alleging our infringement of a competitor’s patents, we or our licensees could be prevented from marketing our products in one or more such countries. Any of these outcomes would have a materially adverse effect on our business.

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

We or our licensees may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we or our licensees may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various governmental patent agencies outside of the United States require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and patent agencies outside of the United States over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensees fail to appropriately file and prosecute patent applications covering the licensed products, product candidate or technologies, and maintain any patent issuing from such patent applications, we or our licensees may not be able to stop a competitor from marketing products that are the same as or similar to the licensed products, product candidates or technologies, which would have a material adverse effect on our business. In addition, if we or our licensees fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patents, or receive royalties from a licensee. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us, any of the foregoing could expose us to liability to the applicable patent owner.

We may not be able to effectively enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in intellectual property laws outside of the United States. In addition, the patent laws of some such countries do not afford intellectual property protection to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain jurisdictions outside of the United States. Varying filing dates in international countries may also permit intervening third parties to allege priority to patent applications claiming certain technology. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many countries outside of the United States have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain parties, including government agencies or government contractors. Consequently, we or our licensees may not be able to prevent third parties from practicing inventions covered by our patents, whether owned or in-licensed, in all countries outside the United States. Competitors may use our or technologies in jurisdictions where we or they have not obtained patent protection, or where we or they have obtained patent protection, but such jurisdictions do not favor the enforcement of patents and other intellectual property rights, to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our or our licensees’ ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products and product candidates or the products and product candidates that we have out-licensed, and our or our licensees’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Proceedings to enforce our patent rights, whether owned or in-licensed, in jurisdictions outside of the United States, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to pursue protection for our intellectual property rights in the major markets for our product candidates, we cannot ensure that we or our licensees will be able to initiate or maintain similar efforts in all jurisdictions in which we or they may wish to market our or our out-licensed products and product candidates. Accordingly, our or our licensees’ efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and other countries may affect the ability to obtain and enforce adequate intellectual property protection for our technology.

Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011, contribute to those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that have affected the way patent applications are prosecuted, and have redefined prior art and provided more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a first-to-file system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that has filed a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This requires us or our licensees to be cognizant of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in our patents or patent applications. Even where we have a valid and enforceable patent, we or our licensees may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license.

Among some of the other changes introduced by the Leahy-Smith Act are changes that (i) affect the way patent applications are prosecuted, (ii) redefine prior art, and (iii) provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include changes that limit where a patentee may file a patent infringement suit and provide new opportunities for third parties to challenge issued patents in the USPTO. We or our licensees may be subject to the risk of third-party prior art submissions on pending applications or become a party to opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patents. There is a lower standard of evidence necessary to invalidate a patent claim in a USPTO proceeding relative to the standard in U.S. district or federal court. This could lead third parties to challenge and successfully invalidate our or our licensees’ patents that would not otherwise be invalidated if challenged through the court system. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our or our licensees’ patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation increase the uncertainties and costs surrounding the prosecution of our or our future licensees’ patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our or our licensees’ ability to obtain or maintain patent protection for our or our out-licensed proprietary technology or our or their ability to enforce our or our out-licensed proprietary technology, respectively. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents; enforce or shorten the term of our or our licensees’ existing patents and patents that we might obtain in the future; shorten the term that has been lengthened by patent term adjustment of our or our licensees’ existing patents or patents that we might obtain in the future; or challenge the validity or enforceability of our patents that may be asserted against us by our competitors or other third parties. Any of these outcomes could have a material adverse effect on our business.

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

In February 2022, Russia invaded Ukraine to the condemnation of the international community. The conflict remains ongoing and has led to devastation and significant market and other disruptions, including volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage. In response to Russia’s invasion and perpetration of war crimes, western nations, including the United States and the EU, instated severe economic sanctions against Russia, including the suspension of Russian banks from the global SWIFT system, travel bans, personal sanctions against the Russian elite and boycotts of Russian goods and commodities. Private organizations responded similarly, with many companies choosing to suspend their Russian operations or end them entirely.

The situation is rapidly evolving, and the United States, the EU, the UK and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, operations and financial position. The U.S. commodity and capital markets have and will likely continue to be significantly volatile as a result of the conflict. The war has posed and may continue to pose risks to global supply chains, further threatening the global and U.S. economy. The price of our shares and the shares of other biopharmaceutical companies may fluctuate or otherwise be impacted, especially if the war or governmental responses thereto result in a prolonged economic downturn. As a result of such disruptions, we may be unable to raise additional capital when needed or on acceptable terms, if at all. These risks may also be compounded with the effects of the COVID-19 pandemic, and measures taken in response to the pandemic, on U.S. and global capital markets. See “Risk Factors – General Risk Factors – The COVID-19 pandemic, and measures taken in response to the pandemic, could have an adverse impact that is significant on our business and operations as well as the business or operations of our manufacturers, CROs and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities, and has impacted and could continue to impact the global economy, which may have a material adverse effect on our business, operations and financial position.”

The conflict in Ukraine has adversely affected and may continue to adversely affect our clinical development efforts. We conduct clinical trials at sites across the globe, including in Eastern Europe. In the aftermath of the invasion, we terminated planned clinical trial operations in Ukraine and Russia. While we were able to secure alternative clinical trial sites in other European countries, there is no guarantee that such sites will be able to provide a sufficient number of participants to satisfy our clinical need and at a reasonable cost. Further, should the conflict escalate beyond Ukraine and we are forced to terminate ongoing or planned clinical trial operations, we may be unable to secure alternative clinical sites when needed or on acceptable terms, if at all. The foregoing may cause significant delays or disruptions to our clinical development efforts, which could have a material impact on our business, operations and financial position.

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

In response to the COVID-19 pandemic and measures introduced by state and federal governments in the United States, we implemented workplace protocols at our facilities. We currently require all employees entering our workplaces in the United States to be fully vaccinated against COVID-19, subject to a reasonable accommodation process. We have also established additional safety measures at our facilities, including providing personal protective equipment and recommending employees stay home while feeling unwell. These safety measures do not, however, guarantee that COVID-19 will not spread amongst our employees through workplace contact, and the sickness of employees may have a significant adverse impact on our business. We continue to monitor the developments, restrictions and requirements in jurisdictions where we have offices, and plan to update the protocols for our offices as applicable.

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

Further, the COVID-19 pandemic may impact our ability to successfully commercialize ARCALYST and our current and future product candidates, if approved. The re-implementation of certain measures, including business and travel restrictions and social distancing to halt the spread of the pandemic, could have an impact on businesses, healthcare systems, regulatory authorities and other organizations and conferences. These measures could result in limitations on certain aspects of our commercialization strategy, including access to prescriber offices, and result in lower than anticipated future revenue.

As a result of the COVID-19 pandemic, existing and any new third party CMOs or suppliers may be unable to produce or supply our current or future products and product candidates or obtain certain raw or fill-finish materials, including vials and stoppers, needed to produce or supply such products and product candidates. Further, our products and product candidates require certain crucial ancillary products, including sterile water and needles, whose availability has been and may in the future be impacted by the COVID-19 pandemic. Such parties may also experience delays, restrictions or limitations in the production, delivery or release of our products and product candidates, the raw or fill-finish materials needed to produce them and important ancillary products, including due to disruptions at their respective facilities, staffing shortages, production slowdowns, stoppages or reprioritizations, including as a result of reprioritization by third parties or the U.S. government for any products or potential products related to the treatment or prevention of COVID-19, or interruptions in global shipping. Any failure to source sufficient quantities of our products and product candidates or their ancillary products could prevent us from successfully commercializing our approved products and/or delay or force us to cancel our clinical activity.

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

Since January 1, 2021, however, the United Kingdom (the “UK”) has operated under a distinct regulatory regime to the EU. EU pharmaceutical laws only apply in respect of the UK to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. While the UK has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the UK will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement (“TCA”), which put in place a framework for a future EU-UK relationship, includes specific provisions concerning medicinal products, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. For example, it remains unclear as to what extent the UK will adopt legislation aligned with, or similar to, the EU CTR which became applicable on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. On January 17, 2022, the Medicines and Healthcare products Regulatory Agency (the “MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation has not been published but be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

Therefore, there remains political and economic uncertainty regarding to what extent the regulation of medicinal products will differ between the UK and the EU in the future. Any divergences will increase the cost and complexity of running our business, including with respect to the conduct of clinical trials. Brexit also materially impacted the regulatory regime with respect to the approval of our product candidates. Great Britain is no longer covered by the EU’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). As of January 1, 2021, all existing centralized marketing authorizations were automatically converted into UK marketing authorizations effective in Great Britain and issued with a United Kingdom marketing authorization number on January 1, 2021 (unless marketing authorization holders opted out of this scheme). A separate marketing authorization is now required to market new drugs in Great Britain. It is currently unclear whether the regulator in the UK, the MHRA, is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. The UK’s withdrawal from the EU and the associated uncertainty has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. The UK has also experienced significant political instability in 2022. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

Further, the UK’s withdrawal from the EU resulted in the relocation of the EMA from the UK to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the MHRA, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the UK.

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

In the United States, EU and other jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory initiatives and proposed changes to the healthcare system that could affect our operations. For example, in the United States, the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjected biologic products to potential competition by lower-cost biosimilars, introduced a new methodology by which rebates owed by manufacturers under the MDRP are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the MDRP, extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and established a new Medicare Part D coverage gap discount program.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, led to reductions of Medicare payments to providers, which will remain in effect through 2032 unless additional Congressional action is taken.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, the EU or elsewhere. For example, such actions may result in changes to governmental policies and regulations that affect our operations and business, including our clinical trials, regulatory approval, pharmaceutical pricing and reimbursement. If we or any third party we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third party are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained which may have a material impact on our business and operations.

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

For example, most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, directly from individuals (or their healthcare providers) who enroll in our patient support program and directly from individuals who consent to be included in our marketing database. As such, we may be subject to state laws requiring notification of affected individuals and state regulatory authorities in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and the risks associated with data breach litigation. Further, the California Privacy Rights Act (the “CPRA”) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Virginia, Colorado, Connecticut and Utah have also enacted similar legislation to California increasing complexity of compliance with privacy laws. Additional compliance investment and potential business process changes may also be required.

Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR, and legislation of EU member states and EEA countries implementing it. The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States called the Privacy Shield, but in July 2020 the Court of Justice of the EU (the “CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (“SCCs”). In March 2022, the EU and United States announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate or intend to operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, following the withdrawal of the UK from the EU on January 31, 2020, and the expiration of the transition period, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

The EU has also proposed a Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing. Additionally, the EU adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials. Failure or perceived failure to comply with the GDPR, the UK GDPR, the ePrivacy Regulation, the EU Clinical Trials Regulations, and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, affect our compliance with contracts entered into with our partners and collaborators, and could have an adverse effect on our reputation, business and financial condition.

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

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our products, product candidates or business may cause us to be found in violation of applicable requirements. In addition, our employees or third parties with whom we contract, such as our CROs or CMOs, may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, be incorrectly perceived as product promotion, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial participants, customers and others or information regarding our product candidates or clinical trials. Clinical trial participants may also knowingly or inadvertently make use of social media in ways that may not align with our communication strategies, including with respect to any adverse events they may experience, which may give rise to liability and regulatory risk. Furthermore, negative posts or comments about us or our products or product candidates in social media could seriously damage our reputation, brand image and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results and financial condition and could adversely affect the price of our Class A common shares.

Our future success depends on our ability to retain key executives and senior management; attract, retain and motivate qualified personnel; and implement succession planning efforts to ensure our long-term success.

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

Recruiting and retaining qualified scientific, clinical, regulatory, manufacturing and sales and marketing personnel is also critical to our success. The failure to recruit, or the loss of the services of our executive officers, senior management or other key employees could impede the achievement of our research, development and commercialization objectives, including with respect to our sales, marketing and distribution capabilities, infrastructure and organization to commercialize products for which we have obtained marketing approval and maintain proper regulatory oversight functions, any of which would seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers, senior management and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition of responsibilities, our business may be adversely affected. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific, sales, marketing and clinical personnel from other pharmaceutical companies, universities and research institutions, as applicable. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific and clinical personnel. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

Effective succession planning is also important to our long-term success and ability to operate as a generational company. As we encounter employee turnover, including turnover of key personnel, we may be unable to timely train or locate replacement personnel in a way that delays our strategic planning and clinical and commercial execution.

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

The increasing and evolving focus on environmental, social and governance (“ESG”) matters could increase our costs, harm our reputation, adversely impact our access to capital and financial results or otherwise adversely impact our business.

There has been increasing and evolving public focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations on a variety of ESG matters, such as climate change and DEI matters. We may experience pressure from stakeholders, including our suppliers, employees, patients and shareholders, to set goals or make commitments relating to ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to ESG topics. If we are not effective in addressing ESG matters affecting our business, or setting and meeting relevant ESG goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our ESG goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on ESG matters has resulted in the adoption of new laws and regulations, including new reporting requirements, and may result in the adoption of additional laws and regulations in the future. New reporting requirements may be particularly difficult or expensive to comply with and, if we fail to comply, we may be required to issue financial restatements, suffer harm to our reputation or otherwise have our business be adversely impacted. Such ESG matters may also impact our suppliers or patients, which may adversely impact our business, financial condition and results of operations.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent ESG matters negatively impact our reputation, we may be affected in a number of ways, including an inability to recruit and retain personnel and a decrease in the trading price of our Class A common shares.

Climate change, and related regulation, may result in increased costs or otherwise negatively impact our operations and harm our business.

The impacts of climate change on the global economy and our industry are rapidly evolving. Physical impacts of climate change (including but not limited to floods, droughts, more frequent and/or intense storms and wildfires), could negatively impact our business and operations, as well as the business and operations of our third-party CMOs and CROs upon whom we rely. Such events may result in damage or loss of our products and product candidates during their manufacture and shipment, cause delays in clinical development due to trial site disasters or result in losses of critical data, any of which may adversely impact our operations. An evolving climate may also result in uncertain and potentially onerous regulatory requirements as agencies and governmental authorities adjust, such as new or changed emissions reporting and auditing requirements. Failure to comply with such requirements in a timely manner may adversely affect our reputation, business, or financial performance.

Risks Related to Ownership of Our Common Shares

The concentration of ownership of our Class B common shares, which are held primarily by our executive officers and certain other members of our senior management, and the conversion rights of the holders of our Class A1 common shares, which shares are held primarily by entities affiliated with certain of our directors, and Class B1 common shares, all of which shares are held by entities affiliated with certain of our directors, means that such persons are, and such entities may in the future be, able to influence certain matters submitted to our shareholders for approval, which may have an adverse effect on the price of our Class A common shares and may result in our Class A common shares being undervalued.

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of December 31, 2022, the holders of Class A common shares accounted for approximately 66% of our aggregate voting power and the holders of Class B common shares accounted for approximately 34% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 30% of our aggregate voting power as of December 31, 2022 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. For example, as of December 31, 2022, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 78% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 common shares and our Class B1 common shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A common shares.

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
●general economic, industry and market conditions, including as a result of global political turmoil, including the war in Ukraine, global health emergencies and rising inflation rates;
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

If securities or industry analysts cease publishing about us or publish unfavorable research or reports about us, our business or our market, our share price and trading volume could decline.

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

A significant number of our Class A common shares are issuable upon conversion of our Class B, Class A1, and Class B1 common shares, subject to certain limitations on conversion. As of December 31, 2022, approximately 1.9 million Class A common shares directly held by our executive officers and directors, inclusive of Class A common shares issuable upon conversion of our Class B, Class A1, and Class B1 common shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and such rule, Rule 144. In addition, as of December 31, 2022, there were approximately 11.9 million Class A common shares subject to outstanding share options and RSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of December 31, 2022, on an as-converted to Class A common shares basis, these shareholders collectively held approximately 33.7 million of our Class A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Pursuant to our amended and restated investor rights agreement, or our investors rights agreement, certain shareholders are entitled to certain registration rights with respect our Class A common shares, including Class A common shares issuable upon conversions of our Class B, Class A1, and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively registerable securities, under the Securities Act. As of December 31, 2022, on an as-converted to Class A common shares basis, we have registered approximately 31.8 million

Class A common shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the investors rights agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A common shares basis, approximately 1.7 million Class A common shares held by certain of our executive officers as of December 31, 2022. If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes Oxley Act of 2002 and rules subsequently implemented by the SEC and The Nasdaq Global Select Market (“Nasdaq”), where our Class A common shares are listed, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly, which increased, for example, in connection with having been a large accelerated filer in 2021 and no longer qualifying as an emerging growth company. This may require management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.

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

Our amended and restated bye-laws designate the Supreme Court of Bermuda as the choice of jurisdiction for disputes that arise concerning the Bermuda Companies Act 1981, as amended (the “Companies Act”), or out of or in connection with our amended and restated bye-laws, which could limit our shareholders’ ability to choose the judicial forum for disputes with us or our directors or officers.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.      PROPERTIES.

Our U.S. headquarters are located in Lexington, Massachusetts, where Kiniksa Pharmaceuticals Corp., our wholly owned subsidiary (“Kiniksa US”), has leased approximately 55,924 square feet of office and laboratory space, under a lease which expires in August 2024. Kiniksa US has also leased approximately 4,400 square feet of office space in San Diego, California which expires in January 2024. Further, Kiniksa Pharmaceuticals (UK), Ltd., our wholly owned subsidiary (“Kiniksa UK”), has leased approximately 164 square meters of office space in London, UK which expires in November 2025 with an option for early termination in November 2023. While we believe that our offices are sufficient to meet our current needs, we may in the future seek office space in the US or internationally to facilitate our operations.

ITEM 3.      LEGAL PROCEEDINGS.

We are not party to any material legal proceedings.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market

Our Class A common shares are listed on The Nasdaq Global Select Market under the symbol “KNSA.”

Holders

As of February 28, 2023, there were nine holders of record of our Class A common shares, four holders of record of our Class B common shares, three holders of record of our Class A1 common shares and two holders of record of our Class B1 common shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Issuer Purchases of Equity Securities

None.

ITEM 6.       RESERVED.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, or Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties. As a result of many factors, including those factors set forth in the risks identified in Part I-Item 1A “Risk Factors” section of this Annual Report and our other filings with the Securities and Exchange Commission (the “SEC”), our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. Our portfolio of immune-modulating assets, ARCALYST® (rilonacept), KPL-404 and mavrilimumab, are based on strong biologic rationale or validated mechanisms, target a spectrum of underserved cardiovascular and autoimmune conditions, and offer the potential for differentiation.

ARCALYST is an interleukin-1α and interleukin-1β cytokine trap. In 2017, we licensed ARCALYST from Regeneron, who discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear. We received FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is commercially available across the United States through a network of distributors. ARCALYST is also approved in the United States for the treatment of CAPS, specifically Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in DIRA in adults and children weighing 10 kg or more. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States, and evenly split profits on sales as well as third-party proceeds with Regeneron. In February 2022, we granted Huadong exclusive rights to develop and commercialize ARCALYST in the Asia Pacific region, excluding Japan.

KPL-404 is an investigational monoclonal antibody inhibitor of CD40-CD154 interaction. In 2019, we acquired all of the outstanding securities of Primatope, the company that owned or controlled the intellectual property related to KPL-404. In connection with our acquisition of Primatope, we acquired an exclusive world-wide license to KPL-404 from BIDMC. The CD40-CD154 interaction is a key T-cell co-stimulatory signal critical for B-cell maturation, immunoglobulin class switching and Type 1 immune response. We believe disrupting the CD40-CD154 interaction is an attractive approach to address multiple autoimmune disease pathologies such as RA, Sjogren’s syndrome, Graves’ disease and systemic lupus erythematosus. In May 2021, we announced positive final data from our Phase 1 single-ascending-dose clinical trial of KPL-404 in healthy volunteers, which evaluated safety and pharmacokinetics, as well as receptor occupancy and T-cell dependent antibody response. In December 2021, we initiated a Phase 2 clinical trial of KPL-404 in RA, which is designed to evaluate pharmacokinetics, safety and efficacy with subcutaneous administration. In January 2023, we announced that we had completed enrollment of the second and final cohort of the multiple ascending dose portion of such trial. Following completion of this portion of the trial, the proof-of-concept portion will begin. We expect data from the trial in the first half of 2024.

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting GM-CSFRα. In 2017, we licensed exclusive worldwide rights in all indications to mavrilimumab from MedImmune. We are pursuing collaborative study agreements to evaluate the potential of mavrilimumab in rare cardiovascular diseases where the GM-CSF mechanism has been implicated. We previously evaluated mavrilimumab in GCA, a chronic inflammatory disease of the medium-to-large arteries, and COVID-19-related ARDS. In February 2022, we granted Huadong exclusive rights to develop and commercialize mavrilimumab in the Asia Pacific region, excluding Japan.

Vixarelimab is an investigational monoclonal antibody inhibitor of signaling through OSMRβ, which was previously part of our portfolio of immune-modulating assets. In September 2022, we closed an agreement granting Genentech an exclusive worldwide license to develop and commercialize vixarelimab. Pursuant to such agreement, we have agreed to complete our in-progress Phase 2b dose-ranging clinical trial of vixarelimab for the treatment of prurigo nodularis, a chronic inflammatory skin condition.

Our ability to generate product revenue sufficient to achieve sustained corporate profitability will depend heavily on the continued commercialization of ARCALYST and the development and eventual commercialization of one or more of our current or future product candidates, if approved. While our ARCALYST collaboration with Regeneron has achieved profitability, such profits remain small compared to our total net losses and there is no guarantee that our ARCALYST collaboration with Regeneron will remain profitable in the future. In addition, payments and royalties arising from out-licensing, collaboration or other similar agreements, though potentially substantial, are often isolated events and cannot be relied upon to generate significant and sustained revenue. For the twelve months ended December 31, 2022, we recognized net income of $183.4 million, primarily as a result of out-licensing activities and the release of our deferred tax asset valuation allowance, as compared to net losses of $157.9 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $492.0 million. We expect to incur operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, we expect to continue to incur significant expenses related to product manufacturing, including potential technology transfer costs as early as March 2023, marketing, sales and distribution of ARCALYST. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $190.6 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the audited consolidated financial statements included in this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed.

Components of Our Results of Operations

Product revenue, net

We have been generating product revenue from sales of ARCALYST since April 2021. ARCALYST is sold through a third party logistics provider that distributes primarily through a network of authorized specialty pharmacies and specialty distributors (collectively, “customers”), which deliver the medication to patients by mail.

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

In February 2022, we entered into the Huadong Collaboration Agreements, pursuant to which we granted Huadong exclusive rights to develop and commercialize the Huadong Licensed Products in the Huadong Territory. We otherwise retained our current rights to the Huadong Licensed Products outside the Huadong Territory. For more information, see “Business –License and Acquisition Agreements—Out-Licensing Agreements—Huadong Collaboration Agreements”.

Under the Huadong Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which includes $12.0 million for the Huadong Territory license of rilonacept and $10.0 million for the Huadong Territory license of mavrilimumab. In addition, we will be eligible to receive contingent payments, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay us tiered percentage royalties on a Huadong Licensed Product-by-Huadong Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Huadong Licensed Product in the Huadong Territory, subject to certain reductions tied to rilonacept manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Huadong Licensed Product-by-Huadong Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Huadong Licensed Product in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers the applicable Huadong Licensed Product in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Huadong Licensed Product in such country or region in the Huadong Territory. We recognized the $10.0 million related to the mavrilimumab license during the year ended December 31, 2022. We deferred the $12.0 million related to the rilonacept license agreement as of December 31, 2022, as no materials were shipped during the year ended December 31, 2022.

In August 2022, we entered into the Genentech License Agreement, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize the Genentech Licensed Products. For more information, see “Business –License and Acquisition Agreements—Out-Licensing Agreements—Genentech License Agreement”.

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. In the first quarter of 2023, following our last delivery of certain drug supplies to Genentech, Genentech became obligated to make an additional cash payment of $20.0 million. We will be eligible to receive up to approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones as well as royalties in the low double digits to mid-teens on annual net sales, in each case before fulfilling our upstream financial obligations. We recognized a portion of the $80.0 million upfront payment and the $20.0 million near-term payment related to the delivery of certain materials in the year ended December 31, 2022 for the exclusive vixarelimab license, drug supply delivered and the completed portion of the in-progress Phase 2b prurigo nodularis clinical trial. We will recognize the remaining revenue associated with the transaction price over the remaining duration of the in-progress Phase 2b prurigo nodularis clinical trial and remaining deliveries of certain drug supply.

Operating Expenses

Cost of Goods Sold

Cost of goods sold includes production and distribution costs of ARCALYST, and amortization of the regulatory milestone, and other miscellaneous product costs associated with ARCALYST. Cost of goods sold also includes the allocations for the labor and overhead costs associated with the production of ARCALYST.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and benefits, travel and share based compensation expense for personnel in selling, marketing, medical, executive, business development, finance, human resources, legal and support personnel functions. Selling, general and administrative expenses also include external commercialization, marketing, and professional fees for legal, patent, and accounting services.

We have been commercializing ARCALYST since April 2021 and expect that our selling, general and administrative expenses will continue to increase in the future as we continue to perform commercialization and sales activities.

Other Income

Other income consists of interest income recognized from investments in money market funds and U.S. Treasury notes and other miscellaneous income offset by expenses related to investments.

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

Results of Operations

Comparison of the Years Ended December 31, 2022, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2022, 2021 and 2020:

				2022/2021		2021/2020
	Years Ended			Comparison		Comparison
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2022	2021	2020	$	%	$	%

	(in thousands)			(in thousands, except percentages)
Revenue:
Product revenue, net	$122,524	$38,544	$—	$83,980	218%	$38,544	100%
License and collaboration revenue	97,656	—	—	97,656	100%	—	0%
Total revenue	220,180	38,544	—	181,636	471%	38,544	100%
Operating expenses:
Cost of goods sold	22,895	9,100	—	13,795	152%	9,100	100%
Collaboration expenses	24,071	835	—	23,236	2783%	835	100%
Research and development	65,490	99,297	112,042	(33,807)	(34)%	(12,745)	(11)%
Selling, general and administrative	97,951	85,948	45,321	12,003	14%	40,627	90%
Total operating expenses	210,407	195,180	157,363	15,227	8%	37,817	24%
Income (loss) from operations	9,773	(156,636)	(157,363)	166,409	(106)%	727	0%
Other income	1,253	97	1,134	1,156	1192%	(1,037)	(91)%
Income (loss) before income taxes	11,026	(156,539)	(156,229)	167,565	(107)%	(310)	0%
Benefit (provision) for income taxes	172,337	(1,385)	(5,152)	173,722	(12,543)%	3,767	(73)%
Net income (loss)	$183,363	$(157,924)	$(161,381)	$341,287	(216)%	$3,457	(2)%

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $122.5 million for the year ended December 31, 2022, compared to $38.5 million for the year ended December 31, 2021, an increase of $84.0 million. The increase in product revenue was primarily driven by an increase in patients as 2022 was our first full year of sales following our commercial launch of ARCALYST in April 2021.

License and Collaboration Revenue

License and collaboration revenue for the year ended December 31, 2022 was $97.7 million. The license and collaboration revenue for the year ended December 31, 2022 primarily consisted of $10.0 million in revenue recognized upon the signing of the mavrilimumab Huadong Collaboration Agreement in February of 2022 and $87.7 million for revenue related to the Genentech License Agreement. We expect to recognize $12.0 million of deferred revenue related to the rilonacept Huadong Collaboration Agreement over the life of the agreement as materials are delivered and the remaining $12.3 million of the transaction price still to be recognized related to the Genentech License Agreement over the life of the in-progress Phase 2b prurigo nodularis clinical trial, and material deliveries.

Cost of Goods Sold

Upon the first sale commencing in April 2021, we began generating cost of goods sold associated with the sales of ARCALYST. We recognized cost of goods sold from the sale of ARCALYST of $22.9 million for the year ended December 31, 2022, compared to $9.1 million for the year ended December 31, 2021, an increase of $13.8 million. The cost of goods sold for the years ended December 31, 2022 and 2021 each include $1.0 and $0.8 million for the amortization of the payment we made to Regeneron in the first quarter of 2021 upon the achievement of a regulatory milestone, respectively. The increase in cost of goods sold relates primarily to the increase in sales and an increase in the average cost per unit. The increase in the average cost per unit is largely attributable to selling through repurposed clinical supply that was previously expensed through R&D and carried at zero-cost during 2021.

Collaboration Expenses

Our collaboration with Regeneron continued to be profitable for the year ended December 31, 2022 after first achieving profitability in the fourth quarter of 2021. Collaboration expenses were $24.1 million for year ended December 31, 2022, compared to $0.8 million for the year ended December 31, 2021, an increase of $23.2 million. The increase in collaboration expenses relates primarily to an increase in revenue from the sales of ARCALYST and to a $6.0 million payment due to Regeneron related to the rilonacept Huadong Collaboration Agreement. We expect to continue to incur collaboration expenses associated with sales of ARCALYST.

Research and Development Expenses

				2022/2021		2021/2020
	Years Ended			Comparison		Comparison
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2022	2021	2020	$	%	$	%

	(in thousands)			(in thousands, except percentages)
Direct research and development expenses by program:
Rilonacept	$853	$10,842	$25,729	$(9,989)	(92)%	$(14,887)	(58)%
KPL-404	11,563	5,316	3,738	6,247	118%	1,578	42%
Mavrilimumab	6,379	30,704	25,862	(24,325)	(79)%	4,842	19%
Vixarelimab	12,809	10,739	8,796	2,070	19%	1,943	22%
Unallocated research and development expenses:
Personnel related (including share-based compensation)	22,548	27,736	33,489	(5,188)	(19)%	(5,753)	(17)%
Other	11,338	13,960	14,428	(2,622)	(19)%	(468)	(3)%
Total research and development expenses	$65,490	$99,297	$112,042	$(33,807)	(34)%	$(12,745)	(11)%

Research and development expenses were $65.5 million for the year ended December 31, 2022, compared to $99.3 million for the year ended December 31, 2021, or a decrease of $33.8 million. Research and development expenses were $99.3 million for the year ended December 31, 2021, compared to $112.0 million for the year ended December 31, 2020, or a decrease of $12.7 million.

Direct costs for our rilonacept program were $0.9 million, $10.8 million and $25.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, expenses primarily related to close-out activities of our RHAPSODY trial, our global, pivotal Phase 3 clinical trial in recurrent pericarditis. During the year ended December 31, 2021, expenses primarily related to the completion of RHAPSODY and the transition to the long-term extension portion of the trial. During the year ended December 31, 2020, expenses incurred primarily related to conducting RHAPSODY, a milestone payment of $7.5 million for the achievement of a specified regulatory milestone event under the Regeneron Agreement, and supply chain costs.

Direct costs for our KPL-404 program were $11.6 million, $5.3 million and $3.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, expenses incurred primarily related to the first two cohorts of our Phase 2 trial in RA, which was initiated in December 2021. During the year ended December 31, 2021, expenses incurred primarily related to manufacturing of drug product supply and other start up activities for our anticipated Phase 2 trial in RA. During the year ended December 31, 2020, expenses incurred primarily related to preclinical and clinical trial for our Phase 1 trial of KPL-404 in healthy volunteers, including toxicology costs.

Direct costs of our mavrilimumab program were $6.4 million, $30.7 million and $25.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, expenses related primarily to the wind-down activities of the Phase 3 portion of our clinical trial in COVID-19 related ARDS. During the year ended December 31, 2021, expenses primarily related to our Phase 2/3 clinical trial in COVID-19 related ARDS. During the year ended December 31, 2020, expenses incurred primarily related to conducting our global Phase 2 clinical trial in GCA, including manufacturing costs for our clinical drug supply, and initiation of our Phase 2/3 clinical trial in COVID-19 related ARDS.

Direct costs for our vixarelimab program were $12.8 million, $10.7 million and $8.8 million for the year ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, expenses incurred related primarily to our ongoing Phase 2b clinical trial in prurigo nodularis. During the year ended December 31, 2021, expenses incurred related primarily to the initiation of our Phase 2b clinical trial in prurigo nodularis. During the year ended December 31, 2020, expenses incurred related primarily to conducting our Phase 2a clinical trial in prurigo nodularis and our exploratory Phase 2 clinical trial in diseases characterized by chronic pruritus, which concluded earlier in the year.

Unallocated research and development expenses were $33.9 million, $41.7 million and $47.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease of $7.8 million in unallocated research and development expenses in 2022 from 2021 was primarily due a reduction in resources required to support a lower level of late stage clinical trial activity, as well as a full year of supply chain and quality related costs associated with our commercial ARCALYST program, which are now included as cost of goods sold, resulting in lower overall unallocated research and development expenses. The decrease of $6.2 million in unallocated research and development expense in 2021 from 2020 was due to a decrease in cost associated with ARCALYST including quality control and supply chain of $4.9 million included in costs of goods sold beginning with the approval of ARCALYST. Personnel-related costs for the years ended December 31, 2022, 2021 and 2020 included share-based compensation of $6.8 million, $8.5 million and $8.9 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $98.0 million, $85.9 million and $45.3 million for the years ended December 31, 2022, 2021 and 2020. The increase of $12.0 million in 2022 from 2021 was primarily due to an increase of $8.8 million in sales and marketing associated with the commercial operations of ARCALYST. The increase of $40.6 million in 2021 from 2020 was primarily due to an increase of $22.0 million in personnel-related costs related to the build out of our commercial function, including hiring of a sales force and $8.9 million in marketing expenses associated with the commercial launch of ARCALYST. Personnel-related costs for the years ended December 31, 2022, 2021 and 2020 included share-based compensation of $17.7 million, $16.5 million and $12.0 million, respectively.

Other Income

Other income was $1.3 million for the year ended December 31, 2022, compared to other income of $0.1 million for the year ended December 31, 2021. The increase was due primarily to higher interest rates on U.S. Treasury notes and a higher average balance in short term investments.

Other income was $0.1 million for the year ended December 31, 2021, compared to other income of $1.1 million for the year ended December 31, 2020. The decrease was due primarily to lower interest rates on U.S. Treasury notes and a lower average balance in short term investments.

Benefit (Provision) for Income Taxes

For the year ended December 31, 2022, we recorded an income tax benefit of $172.3 million relating primarily to the release of the valuation allowance on our UK deferred tax assets. Our UK deferred tax asset consists primarily of the tax basis of the intangible assets that were transferred to our wholly-owned UK subsidiary in 2021 and 2022. As a result of releasing the valuation allowance on our UK deferred tax assets in 2022, we expect that our reported income tax expense (current plus deferred) for future periods will be higher than that recorded in prior periods. While we still maintain a full valuation allowance on our US deferred tax assets as of December 31, 2022, based on current US forecasted income, we may release our valuation allowance on US deferred tax assets in the future.

For the year ended December 31, 2021, we recorded a provision for income taxes of $1.4 million relating primarily to U.S. current taxes from the cost-plus arrangement less amounts related to the impact of Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research credits. As of December 31, 2021, we maintained a full valuation allowance against our deferred tax assets of $127.9 million because we believed we would not be able to benefit from those tax deductions in the future.

For the year ended December 31, 2020, we recorded a provision for income taxes of $5.2 million relating primarily to the recognition of the valuation allowance and the current year tax expense.

Liquidity and Capital Resources

As of December 31, 2022, our principle source of liquidity was cash, cash equivalents and short-term investments, which totaled $190.6 million. Our net income (losses) were $183.4 million, ($157.9) million and ($161.4) million for the years ended December 31, 2022, 2021 and 2020, respectively. We expect to incur operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, we expect to continue to incur significant expenses related to product manufacturing, including potential technology transfer costs as early as March 2023, marketing, sales and distribution of ARCALYST. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, annual maintenance fees and to meet due diligence requirements based upon specified milestones. Under our license agreement with Regeneron, we have entered into supply agreements to provide both clinical and commercial product. We have committed to minimum payments to Regeneron of $20.1 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $6.2 million, of which $3.5 million are due within one year. These agreements impact our short-term and long-term liquidity and capital needs.

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $190.6 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Years Ended
	December 31,
	2022	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$5,807	$(126,298)	$(136,532)
Net cash provided by (used in) investing activities	(8,078)	128,635	(23,444)
Net cash provided by financing activities	2,516	5,885	227,086
Net increase in cash and cash equivalents and restricted cash	$245	$8,222	$67,110

Operating Activities

During the year ended December 31, 2022, operating activities provided $5.8 million of cash which primarily consisted of our net income of $183.4 million, adjusted for non-cash items of $155.0 million and working capital decreases of $22.6 million. Non-cash items were comprised primarily of an increase to deferred income tax assets of $185.5 million, driven by the release of the valuation allowance for the UK deferred tax assets, offset by $25.1 million of stock based compensation. Working capital decreased primarily due to a $17.9 million increase in inventory and a $8.7 million increase in accounts receivable both related to increased sales of ARCALYST.

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

During the year ended December 31, 2020, operating activities used $136.5 million of cash, primarily resulting from our net loss of $161.4 million and net cash used in our operating assets and liabilities of $4.3 million, partially offset by non-cash charges of $29.2 million. Net cash used in our operating assets and liabilities for the year ended December 31, 2020 consisted of a $5.0 million decrease in accounts payable primarily due to the timing of vendor invoicing and payments, a $8.8 million increase in accrued expenses and other liabilities primarily due to increases in the accrued costs for our clinical trials and pre-commercialization activities for ARCALYST, a $0.5 million increase in other long-term liabilities, a $1.7 million decrease in operating lease liabilities due to monthly payments for our right-of-use assets, a $5.6 million increase in other long-term assets due to payments associated with minimum balance requirements of our clinical trials which are not expected to be completed within a year, and $1.3 million increase in prepaid expenses and other current assets.

Investing Activities

During the year ended December 31, 2022, investing activities used $8.1 million of cash, consisting of $135.9 million of purchases of short-term investments, partially offset by $127.8 million from proceeds of maturities of short-term investments.

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

Financing Activities

During the years ended December 31, 2022 and 2021, net cash provided by financing activities was $2.5 million and $5.9 million, respectively, consisting of proceeds from the exercise of employee share options and our 2018 Employee Share Purchase Plan (the “2018 ESPP”).

During the year ended December 31, 2020, net cash provided by financing activities was $227.1 million, consisting of net proceeds of $220.5 million in aggregate from our issuance and sale of Class A common shares in two follow-on public offerings, inclusive of the exercise of the underwriters’ option to purchase additional Class A common shares, as applicable, and the concurrent issuances and sales of Class A1 common shares in two private placements, after the deduction of underwriting discounts and commissions, placement agent fees and other offering costs, and $6.6 million of proceeds primarily from the exercise of share options and our 2018 ESPP.

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

As of December 31, 2022, a 10% change in our product revenue allowance and reserve would not result in a material change in our net revenue.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of participants and the completion of clinical trial milestones. Non-refundable prepayments determined to be used within one year for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Non-refundable prepayments or minimum balance requirements associated to clinical trials determined to not be used within one year are classified as other long-term assets. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

As of December 31, 2022, we have accrued $8.4 million of estimated research and development expenses.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the (provision) benefit for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weighting of both positive and negative evidence available, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected, cumulative recent earnings and considering prudent and feasible tax planning strategies. Significant judgment is required in assessing both positive and negative evidence available and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our income tax provision in the period of such reversal.

We believe our estimates for the valuation allowances against certain deferred tax assets recognized in our financial statements are appropriate based upon our assessment of the factors mentioned above. We released a valuation allowance of $185.5 million during the year-ended December 31, 2022.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our annual consolidated financial statements included elsewhere in this Annual Report.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, which increased substantially over the course of 2022. Further, events like the COVID-19 pandemic and global political turmoil, including the ongoing war in Ukraine, have adversely impacted the U.S. and global economy and financial markets, and may have a long-term effect on market interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Report on Internal Control over Financial Reporting for the Fiscal Year Ended December 31, 2022.

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

Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except to the extent provided below, the information required to be disclosed by this Item will be set forth in our proxy statement for our 2023 Annual Meeting to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report by reference.

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

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2023 Annual Meeting to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2023 Annual Meeting to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2023 Annual Meeting to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2023 Annual Meeting to be filed with the SEC within 120 days of December 31, 2022, and is incorporated into this Annual Report by reference.

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

(a)(3) Exhibits. See Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Memorandum of Association of Kiniksa Pharmaceuticals, Ltd.	S-1	333-224488	3.1	4/27/18

3.2	Amended and Restated Bye-Laws of Kiniksa Pharmaceuticals, Ltd.	8-K	001-38492	3.1	5/29/18

4.1	Specimen Share Certificate evidencing the Class A common shares	S-1/A	333-224488	4.1	5/14/18

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of February 9, 2018	S-1	333-224488	4.2	4/27/18

4.3	Description of Kiniksa Pharmaceuticals, Ltd. Securities	10-K	001-38492	4.3	3/5/20

10.1†	Asset Purchase Agreement, dated September 7, 2016, by and between the Registrant and Biogen MA Inc., as amended	S-1	333-224488	10.6	4/27/18

10.2††	Amendment No. 2, dated August 2, 2022, to the Asset Purchase Agreement, dated September 7, 2016, by and between the Registrant and Biogen MA Inc.	10-Q	001-38492	10.2	11/3/22

10.3†	License Agreement, dated September 25, 2017, by and between the Registrant and Regeneron Pharmaceuticals, Inc.	S-1	333-224488	10.7	4/27/18

10.4††	Amendments Nos. 1 and 2 to the License Agreement, dated September 25, 2017, by and between Kiniksa Pharmaceuticals Ltd. and Regeneron Pharmaceuticals, Inc.	10-Q	001-38492	10.2	5/6/21

10.5†	License Agreement, dated as of December 21, 2017, by and between the Registrant and MedImmune, Limited	S-1	333-224488	10.8	4/27/18

10.6†	Amendment No. 1 to the License Agreement, effective as of July 9, 2020, by and between Kiniksa Pharmaceuticals, Ltd. and MedImmune Limited	8-K	001-38492	10.1	7/15/20

10.7††	Exclusive License Agreement, dated as of November 1, 2013, by and between The Beth Israel Deaconess Medical Center and Primatope Therapeutics Inc.	10-K	001-38492	10.38	2/24/22

10.8††+	Collaboration and License Agreement (Rilonacept), by and between Kiniksa Pharmaceuticals (UK), Ltd. and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., dated as of February 21, 2022	10-Q	001-38492	10.2	5/5/22

10.9††+	Collaboration and License Agreement (Mavrilimumab), by and between Kiniksa Pharmaceuticals (UK), Ltd. and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., dated as of February 21, 2022	10-Q	001-38492	10.3	5/5/22

10.10††+	License Agreement, dated August 2, 2022, by and among Kiniksa Pharmaceuticals (UK), Ltd., Genentech, Inc. and F. Hoffmann-La Roche Ltd.	10-Q	001-38492	10.1	11/3/22

10.11††	Commercial Supply Agreement, dated February 26, 2021, by and between Kiniksa Pharmaceuticals (UK) Ltd. and Regeneron Pharmaceuticals, Inc.	10-Q	001-38492	10.1	5/6/21

10.12	Clinical Supply Agreement, dated as of September 27, 2017, by and between the Registrant and Regeneron Pharmaceuticals, Inc.	S-1	333-224488	10.9	4/27/18

10.13	Sublease Agreement, dated as of March 13, 2018, by and between Kiniksa Pharmaceuticals Corp. and Shire Human Genetic Therapies, Inc.	S-1	333-224488	10.10	4/27/18

10.14	First and Second Amendment to Sublease Agreement, dated as of June 26, 2018 and July 17, 2018, respectively, by and between Kiniksa Pharmaceuticals Corp. and Shire Human Genetic Therapies, Inc.	10-Q	001-38492	10.10	8/6/18

10.15	Third Amendment to Sublease Agreement, dated as of November 7, 2018, by and between Kiniksa Pharmaceuticals Corp. and Shire Human Genetic Therapies, Inc.	8-K	001-38492	10.1	11/13/18

10.16	Recognition and Attornment Agreement and Amendment of Sublease by and between Kiniksa Pharmaceuticals Corp. and 92 Hayden Avenue Trust dated as of November 6, 2020	8-K	001-38492	10.1	11/10/20

10.17	Fifth Amendment of Sublease, dated July 27, 2022, by and between Kiniksa Pharmaceuticals Corp. and 92 Hayden Avenue Trust	10-Q	001-38492	10.3	11/3/22

10.18#	Amended and Restated Employment Agreement, dated as of May 29, 2018, by and between Kiniksa Pharmaceuticals Corp. and Sanj K. Patel	10-Q	001-38492	10.7	8/6/18

10.19#	Amended and Restated Employment Agreement, dated as of May 29, 2018, by and between Kiniksa Pharmaceuticals Corp. and John F. Paolini	10-Q	001-38492	10.9	8/6/18

10.20#	Employment Agreement, effective as of April 1, 2021, by and between the Company and Mark Ragosa	10-Q	001-38492	10.3	5/6/21

10.21#	Amended and Restated Employment Agreement, effective as of January 3, 2022, by and between Eben Tessari and Kiniksa Pharmaceuticals Corp.	8-K	001-38492	10.1	1/3/22

10.22#	Change in Control Agreement, effective as of January 3, 2022, by and between Michael Megna and Kiniksa Pharmaceuticals Corp.	10-K	001-38492	10.33	2/24/22

10.23+#	Amended and Restated Employment Agreement, effective as of February 1, 2022, by and between Ross Moat and Kiniksa Pharmaceuticals (UK), Ltd.	10-K	001-38492	10.34	2/24/22

10.24+#	Letter Agreement, dated as of February 1, 2022, by and between Ross Moat and Kiniksa Pharmaceuticals, Ltd.	10-K	001-38492	10.35	2/24/22

10.25#	Employment Agreement, effective as of April 1, 2021, by and between Arian Pano and Kiniksa Pharmaceuticals Corp.	10-K	001-38492	10.36	2/24/22

10.26+#	Separation Agreement, effective as of February 3, 2022, by and between Arian Pano and Kiniksa Pharmaceuticals Corp.	10-K	001-38492	10.37	2/24/22

10.27	Form of Indemnification Agreement for Non Fund Designated Directors	S-1	333-224488	10.11	4/27/18

10.28	Form of Indemnification Agreement for Fund Designated Directors	S-1	333-224488	10.12	4/27/18

10.29	Form of Indemnification Agreement for Officers	S-1	333-224488	10.13	4/27/18

10.30#	2015 Equity Incentive Plan, as amended, and form of share option grant notice and option agreement thereunder	S-1	333-224488	10.1	4/27/18

10.31#	2018 Incentive Award Plan, and the form of share option grant notice and option agreement, form of restricted share grant notice and restricted share agreement, and form of restricted share unit grant notice and restricted share unit agreement thereunder	10-Q	001-38492	10.3	5/4/20

10.32#	2018 Incentive Award Plan; Sub Plan for UK Employees, and the form of share option grant notice for UK participants	S 1	333-229394	10.23	1/28/19

10.33#	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Agreement Thereunder for UK Participants under the 2018 Incentive Award plan; Sub-Plan for UK Employees	S-8	333-237589	99.3	4/7/20

10.34#	2018 Incentive Award Plan forms of share option grant notice and share option agreement for German participants, restricted share grant notice and restricted share agreement for German participants, and restricted share unit grant notice and restricted share unit agreement for German participants	10-K	001-38492	10.27	3/12/19

10.35#	2018 Employee Share Purchase Plan	S-1/A	333-224488	10.14	5/14/18

10.36#	Offering Document under the 2018 Employee Share Purchase Plan (effective July 1, 2019)	10-K	001-38492	10.22	2/25/21

10.37#	Offering Document under the 2018 Employee Share Purchase Plan (effective January 1, 2021)	10-K	001-38492	10.23	2/25/21

10.38†#	Kiniksa Pharmaceuticals, Ltd. Rilonacept Long-Term Incentive Plan	8-K	001-38492	10.1	12/16/19

10.39#	Form of U.S. Performance Restricted Share Unit and Performance Cash Award Grant Notice and Agreement under the Rilonacept Long-Term Incentive Plan	8-K	001-38492	10.2	12/16/19

10.40#	Form of U.S. Restricted Share Unit Grant Notice and Agreement under the Rilonacept Long-Term Incentive Plan	8-K	001-38492	10.3	12/16/19

10.41#	Forms of Performance Restricted Share Unit and Performance Cash Award Grant Notice and Performance Restricted Share Unit and Performance Cash Award Agreement thereunder and Restricted Share Unit Grant Notice and Restricted Share Unit Agreement thereunder for UK participants and German participants under the Rilonacept Long-Term Incentive Plan	S-8	333-237589	99.8	4/7/20

10.42#	Non-Employee Director Compensation Program	10-Q	001-38492	10.1	5/5/22

10.43#	Restricted Share Agreement, dated as of September 16, 2015, by and between the Registrant and Sanj K. Patel	S-1	333-229394	10.25	1/28/19

21.1	Subsidiaries of the Registrant	10-K	001-38492	21.1	2/25/21

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith

**   Furnished herewith

*** Submitted electronically herewith

#	Indicates management contract or compensatory plan
†	Confidential treatments of certain provisions has been granted by the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended
††	Portions of the exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

+ Portions of the exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6)

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINIKSA PHARMACEUTICALS, LTD.

Date: March 2, 2023	By:	/s/ Sanj K. Patel
Sanj K. Patel
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanj K. Patel	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 2, 2023
Sanj K. Patel

/s/ Mark Ragosa	Chief Financial Officer (principal financial officer)	March 2, 2023
Mark Ragosa

/s/ Michael R. Megna	Group VP, Finance and Chief Accounting Officer (principal accounting officer)	March 2, 2023
Michael R. Megna

/s/ Felix J. Baker	Lead Independent Director	March 2, 2023
Felix J. Baker

/s/ Stephen R. Biggar	Director	March 2, 2023
Stephen R. Biggar

/s/ G. Bradley Cole	Director	March 2, 2023
G. Bradley Cole

/s/ Richard S. Levy	Director	March 2, 2023
Richard S. Levy

/s/ Thomas R. Malley	Director	March 2, 2023
Thomas R. Malley

/s/ Tracey L. McCain	Director	March 2, 2023
Tracey L. McCain

/s/ Kimberly J. Popovits	Director	March 2, 2023
Kimberly J. Popovits

/s/ Barry D. Quart	Director	March 2, 2023
Barry D. Quart

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kiniksa Pharmaceuticals, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kiniksa Pharmaceuticals, Ltd. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Realizability of UK Deferred Tax Assets

As described in Notes 2 and 14 to the consolidated financial statements, the Company recognized an income tax benefit of $185.5 million for the year ended December 31, 2022 due to the release of the valuation allowance on the UK deferred tax assets. These UK deferred tax assets were recorded as a result of the difference between the consolidated financial statement and tax basis of intangible assets transferred by the Company to Kiniksa UK, using enacted tax rates in effect for the year in which the differences are expected to reverse. As disclosed by management, significant judgment is required in assessing both positive and negative evidence available in determining whether it is more likely than not that the UK deferred tax assets will be realized in the future. In determining the need for a valuation allowance, management considered the weighting of the positive and negative evidence, which included, among other things, cumulative UK income in recent years, estimates of sales related to the Company’s commercial product ARCALYST, and future profitability by jurisdiction.

The principal considerations for our determination that performing procedures relating to the realizability of UK deferred tax assets is a critical audit matter are (i) the significant judgment by management when determining whether it was more likely than not that the Company’s UK deferred tax assets would be realized in the future and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence available to support the weighting of the positive and negative evidence used in management’s determination.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for determining whether it was more likely than not that the Company’s UK deferred tax assets would be realized in the future; (ii) evaluating the appropriateness of the methodology used by management in weighting of available positive and negative evidence; (iii) evaluating the reasonableness of management’s estimates of sales related to ARCALYST and future profitability by considering (a) the current and past performance of the business; (b) consistency with external market and industry data; and (c) whether these assumptions were consistent with evidence obtained in other areas of the audit; (iv) testing the completeness and accuracy of certain of the data used in management’s assessment of whether it was more likely than not that the Company’s UK deferred tax assets would be realized in the future; and (v) testing the completeness and accuracy of the income tax benefit recognized due to the release of the valuation allowance on the UK deferred tax assets.

Accrued Research and Development Costs

As described in Notes 2 and 9 to the consolidated financial statements, the Company has entered into various research and development-related contracts with companies both inside and outside of the United States. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. Within accrued expenses, total accrued research and development expenses amounted to $8.4 million as of December 31, 2022, which include accruals for these estimated research and development obligations. Accrual estimates are based on a number of factors, including management’s assessment of progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

The principal considerations for our determination that performing procedures relating to accrued research and development costs is a critical audit matter are (i) the significant judgment by management in estimating the accrued research and development costs and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence for these accrued costs and the factors related to management’s assessment of progress towards completion of the research and development activities, invoicing to date under the contracts and communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for estimating accrued research and development costs; (ii) evaluating the appropriateness of the methodology used by management to determine the estimate; (iii) evaluating the reasonableness of the factors related to management’s assessment of progress towards completion of the research and development activities, invoicing to date under the contracts and communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced by testing, on a sample basis, specific tasks and the associated cost incurred for services the Company has not yet been invoiced for or otherwise notified of the actual cost at period end; and (iv) testing the completeness and accuracy of the data inputs to the estimate, including total costs included within executed contracts and actual billed expenses under these contracts.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2023

We have served as the Company's auditor since 2016.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$122,715	$122,470
Short-term investments	67,893	59,731
Accounts receivable, net	12,660	3,985
Contract asset	7,656	—
Inventory	21,599	3,675
Prepaid expenses and other current assets	10,537	6,585
Total current assets	243,060	196,446
Property and equipment, net	1,658	2,834
Operating lease right-of-use assets	5,385	5,550
Other long-term assets	5,824	8,720
Intangible asset, net	18,250	19,250
Deferred tax assets	185,495	—
Total assets	$459,672	$232,800

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,899	$1,868
Accrued expenses	30,112	38,031
Operating lease liabilities	3,301	3,381
Other current liabilities	5,754	1,544
Total current liabilities	47,066	44,824
Non-current liabilities:
Non-current deferred revenue	12,000	—
Non-current operating lease liabilities	2,618	2,669
Other long-term liabilities	1,839	270
Total liabilities	63,523	47,763
Commitments and contingencies (Note 16)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 34,750,560 shares and 34,059,725 shares issued and outstanding as of December 31, 2022 and 2021, respectively	9	8
Class B common shares, par value of $0.000273235 per share; 1,813,457 shares issued and outstanding as of December 31, 2022 and 2021	1	1
Class A1 common shares, $0.000273235 par value; 17,075,868 shares and 17,129,603 issued and outstanding as of December 31, 2022 and 2021, respectively	5	5
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of December 31, 2022 and 2021	4	4
Additional paid-in capital	888,120	860,482
Accumulated other comprehensive income (loss)	44	(66)
Accumulated deficit	(492,034)	(675,397)
Total shareholders’ equity	396,149	185,037
Total liabilities and shareholders’ equity	$459,672	$232,800

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Years Ended
	December 31,
	2022	2021	2020
Revenue:
Product revenue, net	$122,524	$38,544	$—
License and collaboration revenue	97,656	—	—
Total revenue	220,180	38,544	—
Operating expenses:
Cost of goods sold	22,895	9,100	—
Collaboration expenses	24,071	835	—
Research and development	65,490	99,297	112,042
Selling, general and administrative	97,951	85,948	45,321
Total operating expenses	210,407	195,180	157,363
Income (loss) from operations	9,773	(156,636)	(157,363)
Other income	1,253	97	1,134
Income (loss) before income taxes	11,026	(156,539)	(156,229)
Benefit (provision) for income taxes	172,337	(1,385)	(5,152)
Net income (loss)	$183,363	$(157,924)	$(161,381)
Net income (loss) per share attributable to common shareholders—basic	$2.64	$(2.30)	$(2.61)
Net income (loss) per share attributable to common shareholders—diluted	$2.60	$(2.30)	$(2.61)
Weighted average common shares outstanding—basic	69,382,275	68,576,810	61,842,722
Weighted average common shares outstanding—diluted	70,421,322	68,576,810	61,842,722
Comprehensive income (loss):
Net income (loss)	$183,363	$(157,924)	$(161,381)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	110	(32)	(67)
Total other comprehensive income (loss)	110	(32)	(67)
Total comprehensive income (loss)	$183,473	$(157,956)	$(161,448)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	54,937,628	$15	$581,467	$33	$(356,092)	$225,423
Issuance of Class A common shares upon completion of follow-on offerings, inclusive of the over-allotment option exercise, net of underwriting discounts and commissions and other offering costs	8,712,381	2	164,586	—	—	164,588
Issuance of Class A1 common shares upon completion of private placements, net of placement agent fees	3,028,572	1	55,944	—	—	55,945
Issuance of Class A common shares in connection with the release of escrow from the acquisition of all issued and outstanding equity securities of Primatope Therapeutics, Inc.	76,103	—	—	—	—	—
Issuance of Class A common shares under incentive award plans and employee share purchase plan	1,460,338	—	6,552	—	—	6,552
Share-based compensation expense	—	—	20,875	—	—	20,875
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	(161,381)	(161,381)
Balances at December 31, 2020	68,215,022	$18	$829,424	$(34)	$(517,473)	$311,935
Issuance of Class A common shares under incentive award plans and employee share purchase plan	845,381	—	5,885	—	—	5,885
Share-based compensation expense	—	—	25,173	—	—	25,173
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(157,924)	(157,924)
Balances at December 31, 2021	69,060,403	$18	$860,482	$(66)	$(675,397)	$185,037
Issuance of Class A common shares under incentive award plans and employee share purchase plan	637,100	1	2,518	—	—	2,519
Share-based compensation expense	—	—	25,120	—	—	25,120
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	110	—	110
Net income	—	—	—	—	183,363	183,363
Balances at December 31, 2022	69,697,503	$19	$888,120	$44	$(492,034)	$396,149

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$183,363	$(157,924)	$(161,381)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	2,402	2,355	2,405
Share-based compensation expense	25,120	25,173	20,875
Non-cash lease expense	3,041	2,631	1,400
Amortization (accretion) of discounts on short-term investments	(82)	664	123
Loss on disposal of property and equipment	33	103	—
Deferred income taxes	(185,495)	11	4,361
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,858)	2,941	(1,334)
Accounts receivable, net	(8,675)	(3,910)	—
Inventory	(17,924)	(3,675)	—
Contract asset	(7,656)	—	—
Other long-term assets	2,654	(3,284)	(5,588)
Accounts payable	6,031	1,366	(4,969)
Accrued expenses and other current liabilities	(3,709)	10,339	8,797
Operating lease liabilities	(3,007)	(2,553)	(1,699)
Deferred revenue	12,000	—	—
Other long-term liabilities	1,569	(535)	478
Net cash provided by (used in) operating activities	5,807	(126,298)	(136,532)
Cash flows from investing activities:
Proceeds from sale of property and equipment	91	—	—
Purchases of property and equipment	(105)	(415)	(283)
Purchases of short-term investments	(135,864)	(157,250)	(430,211)
Proceeds from the maturities of short-term investments	127,800	306,300	407,050
Intangible assets acquired	—	(20,000)	—
Net cash provided by (used in) investing activities	(8,078)	128,635	(23,444)
Cash flows from financing activities:
Proceeds from issuance of Class A common shares from follow-on offerings, net of underwriting discounts and commissions, inclusive of the over-allotment option exercise	—	—	165,725
Proceeds from issuance of Class A1 common shares from private placements, net of placement agent fees	—	—	55,944
Payments of offering costs	—	—	(1,136)
Proceeds from issuance of Class A common shares under incentive award plans and employee share purchase plan	3,417	5,885	6,553
Payments in connection with Common Stock tendered for employee tax obligations	(901)	—	—
Net cash provided by financing activities	2,516	5,885	227,086
Net increase (decrease) in cash, cash equivalents and restricted cash	245	8,222	67,110
Cash, cash equivalents and restricted cash at beginning of period	122,470	114,248	47,138
Cash, cash equivalents and restricted cash at end of period	$122,715	$122,470	$114,248

Supplemental information:
Cash paid for income taxes	$10,689	$1,279	$482

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease obligation	$2,876	$1,619	$6,039

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1.           Nature of the Business and Basis of Presentation

Kiniksa Pharmaceuticals, Ltd. (the “Company”) is a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. The Company’s portfolio of immune-modulating assets is based on strong biologic rationale or validated mechanisms, target a spectrum of underserved cardiovascular and autoimmune conditions and offer the potential for differentiation.

The Company is subject to risks and uncertainties common to small commercial stage companies in the biopharmaceutical industry and global health, societal, economic and market conditions, including the Company’s dependence on third parties, including contract research organizations and contract manufacturing organizations, the Company’s limited experience obtaining regulatory approvals, the potential failure of the Company to successfully complete research and development of its current or future product candidates, the potential inability of the Company to adequately protect its technology, potential competition, the uncertainty that any current or future product candidates will obtain necessary government regulatory approval, that ARCALYST will continue to be commercially viable, whether any of the Company’s current or future product candidates, if approved, will be commercially viable, adverse impact from the coronavirus disease 2019 (“COVID-19”) pandemic and global and political turmoil, including the ongoing war in Ukraine. Such risks and uncertainties may be subject to substantial and uncertain changes, which may cause significant disruption to the Company’s business and operations, preclinical studies and clinical trials, the business and operations of the third parties with whom the Company conducts business and the national and global economies, all of which may have material impacts on the Company’s business, financial condition and results of operations.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue, the accrual for research and development expenses, the valuation of our deferred tax assets and the valuation of share-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

For the Company’s foreign subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) within shareholders' equity.

Follow-on Offerings and Private Placements

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

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2022, the Company had an accumulated deficit of $492,034. During the year ended December 31, 2022, the Company recorded net income of $183,363 and provided $5,807 of cash from operating activities. As of December 31, 2022, the Company had cash, cash equivalents and short-term investments of $190,608.

Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to fund its operations through sales of ARCALYST and/or raise additional capital, as needed. If the Company is unable to grow sales of ARCALYST in future periods, the Company would need to seek additional financing through public or private securities offerings, debt financings, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its commercialization efforts, research and development programs for product candidates or product portfolio expansion, which could adversely affect its business prospects, or the Company may be unable to continue operations.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. As of December 31, 2022 and 2021 cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market accounts and cash on deposit at commercial banks.

Short-Term Investments

The Company generally invests its excess cash in money market funds and short-term investments in U.S. Treasury notes. Such investments which are included in short-term investments on the Company's consolidated balance sheets are considered available-for-sale (“AFS”) debt securities and are reported at fair value with unrealized gains and losses recognized in accumulated other comprehensive income (loss) in stockholders’ equity, net of related tax effects. Realized gains and losses, if any, on short-term investments are included in interest income.

If the AFS debt security’s fair value declines below its amortized cost the Company considers all available evidence to evaluate the extent to which the decline is due to credit-related factors or noncredit-related factors. If the decline is due to noncredit-related factors then no credit loss is recorded and the unrealized loss is recognized in accumulated other comprehensive income (loss) in stockholders’ equity, net of the related tax effects. If the decline is considered to be a credit-related impairment, it is recognized as an allowance on the consolidated balance sheet with a corresponding charge to the consolidated statement of operations and comprehensive income (loss). The credit allowance is limited to the difference between the fair value and the amortized cost basis. No credit-related allowances or impairments have been recognized on the Company’s investments in available-for-sale debt securities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. As of December 31, 2022 and 2021, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is also subject to credit risk from the accounts receivable related to product revenue. The majority of trade accounts receivable are recorded net of allowances for cash discounts associated with prompt payments from customers. All trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider. There were no material write-offs charged against the allowance for the year ended December 31, 2022.

Restricted Cash

In conjunction with the Company’s lease agreement entered into in March 2018, the Company maintained a letter of credit for the benefit of the landlord. The lease expired in August 2021 and the restricted cash was released to operating cash in September 2021. As of December 31, 2022 and 2021, there was no balance in restricted cash. As of December 31, 2020, the underlying cash balance of $210 securing this letter of credit, was classified as current, in its consolidated balance sheet.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheet and any resulting gains or losses are included in the consolidated statement of operations and comprehensive income (loss) in the period of disposal. The expected useful lives of the respective assets are as follows:

Estimated Useful Life
Computer hardware and software	3 - 5 years
Laboratory equipment	5 years
Furniture, fixtures and vehicles	5 - 7 years
Leasehold improvements	Shorter of estimated useful life or lease term

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified and labeled for use in clinical trials as the products are required to be re-labeled for alternative uses. Prior to the regulatory approval of its drug candidates, the Company incurs expenses for the manufacture of product candidate supplies to support clinical development that could potentially be available to support the commercial launch of those therapeutics. Until the date at which regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expenses. The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of sales in the Company’s consolidated statements of operations and comprehensive income (loss). The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional writedown of inventory may be required.

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

Discounts and Allowances

Revenue from product sales is recorded at the transaction price, which includes estimates for discounts and allowances and includes cash discounts, chargebacks, rebates, returns, copay assistance, and specialty pharmacy and distributor fees. These reserves are classified as reductions of accounts receivable (if the amount is payable to the Customer and right of offset exists) or a current liability (if the right of offset does not exist, the amount is payable to a third party, or is related to a future return). These allowances are established by management as its best estimate based on historical experience and data points available and are adjusted to reflect known changes in the factors that impact such reserves. Allowances for customer credits, chargebacks, rebates, data fees for services, returns, and discounts are

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

established based on contractual terms with customers and analyses of historical usage of these items. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The nature of the allowances and accruals requiring estimates, and the specific considerations the Company uses in estimating these amounts are as follows:

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

Other Incentives

Other incentives include a co-pay assistance program for eligible patients with commercial insurance in the U.S. The co-pay assistance programs assist certain commercially insured patients by reducing each participating patient’s financial responsibility for the purchase price, up to a specified dollar amount of assistance.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Intangible Assets

Upon FDA approval and commercial launch of ARCALYST in March 2021, the Company capitalized the $20,000 milestone payment to Regeneron for a specified regulatory milestone as a finite-lived intangible asset. The intangible asset will be amortized on a straight-line basis over the life of the underlying intellectual property of 20 years. Amortization expense will be recorded as cost of goods sold in the Company’s consolidated statement of operations and comprehensive income (loss).

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets, including intangible assets and property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, the Company determines whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2022 and there have been no events that triggered an impairment analysis.

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

The Company classifies share-based compensation expense in its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.

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

The fair value of each restricted share unit award is based on the closing price of the Company’s Class A common shares on the date of grant. Restricted share unit awards with an associated performance condition are evaluated on a regular basis for probability of achievement to determine the timing of recording share-based compensation expense in the Company’s consolidated statements of operations and comprehensive income (loss).

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2022, 2021 and 2020 the Company’s other comprehensive income (loss) was comprised of unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax.

Net Income (Loss) per Share

Basic net income (loss) per share attributable to common shareholders is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common shareholders is computed by adjusting net income (loss) attributable to common shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common shareholders is computed based on the treasury method by dividing the diluted net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, outstanding share options and unvested restricted share units are considered potential dilutive common shares.

In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common shareholders for the years ended December 31, 2021 and 2020.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the (provision) benefit for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weighting of the positive and negative available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected, cumulative recent earnings and considering prudent and feasible tax planning strategies.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

federal and state research and development credits, the Foreign Derived Intangible Income (“FDII”) deduction and share-based compensation taxable events. The Company’s UK benefit for income taxes relates to the deferred tax benefit associated with the release of the valuation allowance on the deferred tax assets partially offset by the current tax expense associated with the taxable income in the United Kingdom of its wholly owned subsidiary, Kiniksa UK.

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

	Fair Value Measurements
	as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$20,929	$—	$—	$20,929
Cash equivalents — U.S. Treasury notes	—	15,009	—	15,009
Short-term investments — U.S. Treasury notes	—	67,893	—	67,893
Total	$20,929	$82,902	$—	$103,831

	Fair Value Measurements
	as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$94,324	$—	$—	$94,324
Short-term investments — U.S. Treasury notes	—	59,731	—	59,731
Total	$94,324	$59,731	$—	$154,055

During the years ended December 31, 2022 and 2021 there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company's cash equivalents and short-term investments as of December 31, 2022 and 2021 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

Cash equivalents and short-term investments as of December 31, 2022 and 2021 consisted of U.S. Treasury notes which investments were each due within six months of such date.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2022
Cash equivalents — U.S. Treasury notes	$15,006	$3	$—	$—	$15,009
Short-term investments — U.S. Treasury notes	67,891	6	(4)	—	67,893
Total	$82,897	$9	$(4)	$—	$82,902

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2021
Short-term investments — U.S. Treasury notes	$59,745	$1	$(15)	$—	$59,731
Total	$59,745	$1	$(15)	$—	$59,731

As of December 31, 2022, the Company held 2 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $7,471 as of December 31, 2022. As of December 31, 2021, the Company held 11 securities that were in an unrealized loss position. The aggregate fair value of securities held by the Company in an unrealized loss position was $49,739 as of December 31, 2021. As of both December 31, 2022 and 2021 these securities were held by the Company in an unrealized loss position for less than 12 months. The Company determined that there was no material change in the credit risk of these securities. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2022 and 2021.

4.           Product Revenue, Net

ARCALYST

Following the FDA approval of ARCALYST on March 18, 2021, the Company began generating product revenue from sales of ARCALYST in April 2021.

	Years Ended
	December 31,
	2022	2021
Product Revenue, net	$122,524	$38,544

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The following tables summarizes balances and activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2022 and 2021:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2021	$515	$719	$101	$1,335
Current provisions relating to sales in the current year	7,366	4,543	269	12,178
Adjustments relating to prior years	—	—	(19)	(19)
Payments/returns relating to sales in the current year	(5,902)	(2,535)	—	(8,437)
Payments/returns relating to sales in the prior years	(515)	(643)	—	(1,158)
Balance at December 31, 2022	$1,464	$2,084	$351	$3,899

	Contractual	Government
	Adjustments	Rebates	Returns[1]	Total
Balance at December 31, 2020	$—	$—	$—	$—
Current provisions relating to sales in the current year	2,219	1,131	327	3,677
Adjustments relating to prior years	—	—	—	—
Payments/returns relating to sales in the current year	(1,704)	(412)	(226)	(2,342)
Payments/returns relating to sales in the prior years	—	—	—	—
Balance at December 31, 2021	$515	$719	$101	$1,335

(1)	Included in the return reserve, is a provision of $226 for a specific return associated with product that was damaged in transit.

Total revenue-related reserves as of December 31, 2022 and 2021, included in our consolidated balance sheets, are summarized as follows:

	December 31,	December 31,
	2022	2021
Reduction of accounts receivable	$(304)	$(50)
Components of other current liabilities	4,203	1,385
Total revenue-related reserves	$3,899	$1,335

placeholder

5.           Inventory

During the year ended December 31, 2021, the Company commenced the capitalization of ARCALYST inventory in connection with receiving FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older. During the year ended December 31, 2021, the Company identified and relabeled certain ARCALYST product previously acquired initially intended to support the clinical trials as inventory to be sold as commercial product classified as finished goods. The value of this inventory had previously been expensed to research and development costs and was sold at zero cost. As of December 31, 2021, the Company did not have any remaining zero cost inventory.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Inventory consisted of the following:

	December 31,	December 31,
	2022	2021
Raw materials	$—	$—
Work-in-process	6,312	—
Finished Goods	15,287	3,675
Total inventory	$21,599	$3,675

6.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2022	2021
Furniture, fixtures and vehicles	$224	$62
Computer hardware and software	345	341
Leasehold improvements	3,931	3,931
Lab equipment	4,017	4,249
Construction in progress	—	166
Total property and equipment	8,517	8,749
Less: Accumulated depreciation	(6,859)	(5,915)
Total property and equipment, net	$1,658	$2,834

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $1,179, $1,455 and $2,405, respectively.

As of December 31, 2022 and 2021, $226 and $332, respectively, of our property and equipment, net was in the United Kingdom.

7.           Leases

Kiniksa US and Kiniksa UK leases office and laboratory space under operating leases. Additionally, Kiniksa US leases vehicles under an operating lease. The components of lease cost for the year ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended
	December 31,
	2022	2021	2020
Operating lease cost	$3,380	$2,748	$1,578
Variable lease cost	132	287	167
Total lease cost	$3,512	$3,035	$1,745

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

December 31,
2022
Weighted-average remaining lease term (years)	1.63
Weighted-average discount rate	5.56%

Maturities of operating leases liabilities were as follows:

As of December 31,
2023	$3,519
2024	2,671
2025 and thereafter	—
Total future minimum lease payments	$6,190
Less imputed interest	(271)
Present value of lease liabilities	$5,919

8.           Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized in the following table.

		As of December 31, 2022			As of December 31, 2021
			Accumulated			Accumulated
	Estimated life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$1,750	$18,250	$20,000	$750	$19,250
Total		$20,000	$1,750	$18,250	$20,000	$750	$19,250

As of December 31, 2022 future amortization of intangible assets are as follows:

For the years ended December 31,
2023	$1,000
2024	1,000
2025	1,000
2026	1,000
2027	1,000

9.           Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2022	2021
Accrued research and development expenses	$8,378	$24,977
Accrued employee compensation and benefits	11,213	8,916
Accrued collaboration expenses	7,522	835
Accrued legal, commercial and professional fees	2,866	2,933
Other	133	370
Total accrued expenses	$30,112	$38,031

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

During the year ended December 31, 2022, the Company recorded out of period adjustments of $2,223 that primarily relates to a decrease in accrued research and development expenses to correct immaterial errors that originated in prior periods. The Company evaluated the materiality of the adjustments to prior-period annual and interim financial statements and the current period, and concluded the effect of the adjustments were immaterial to all periods.

10.            Common Shares

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

The rights of the holders of the Company’s Class A common shares, Class B common shares, Class A1 common shares and Class B1 common shares are identical, except with respect to voting, transferability and conversion, as described below. The Company has authorized 200,000,000 shares, at a par value of $0.000273235 as of December 31, 2022 and 2021.

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

Dividends

The Company’s common shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. Through December 31, 2022, no cash dividends have been declared or paid.

Conversion

Each Class B common share automatically converts into one Class A common share upon certain transfers of such shares by the holder thereof (subject to certain exceptions). Each Class B common share is convertible, at the holder’s election into one Class A common share or one Class B1 common share. Each Class A1 common share is convertible into one Class A common share at the holder’s election (subject to certain exceptions). Each Class B1 common share automatically converts into one Class A common share upon certain transfers of such shares by the holder thereof (subject to certain exceptions). Each Class B1 common share is convertible into one Class A common share or one Class B common share at the holder’s election (subject to certain exceptions). There are no conversion rights associated with the Class A common shares.

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

A total of 4,466,500 Class A common shares were initially reserved for issuance under the 2018 Plan. The number of Class A common shares that may be issued under the 2018 Plan will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 4% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A common shares determined by the Company’s board of directors. As of December 31, 2022, 4,037,283 shares remained available for future grant. On January 1, 2023, the Class A common shares issuable pursuant to the 2018 Plan increased by 2,787,900 shares, equal to 4% of the as-converted Class A common shares outstanding on December 31, 2022. The Class A common shares underlying any awards issued under the 2018 Plan or the 2015 Plan that on or after the effective date of the 2018 Plan expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited under the 2018 Plan or the 2015 Plan will be added back to the Class A common shares available for issuance under the 2018 Plan.

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

As of December 31, 2022, there were 1,956,543 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance thereunder pursuant to such awards. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Class A common shares subject to awards granted under the 2015 Plan that expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited become available for issuance under the 2018 Plan.

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

2018 Employee Share Purchase Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Employee Share Purchase Plan (the “2018 ESPP”), which became effective on May 23, 2018. A total of 670,000 Class A common shares were initially reserved for issuance under the 2018 ESPP. The number of Class A common shares that may be issued under the 2018 ESPP automatically increases on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 1% of the Class A common shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A common shares determined by the Company’s board of directors, provided that no more than 6,420,000 Class A common shares may be issued under the 2018 ESPP. In December 2022, the Company’s board of directors resolved not to increase the number of Class A common shares reserved for issuance under the 2018 ESPP. As of December 31, 2022, 604,290 Class A common shares were available for future issuance under the 2018 ESPP.

Share Options

The following table summarizes option activity for the year ended December 31, 2022:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding as of December 31, 2021	9,226,846	$14.14	7.37	$14,947
Granted	2,929,315	$11.37
Exercised	(383,106)	$6.80
Forfeited	(1,628,437)	$15.73
Outstanding as of December 31, 2022	10,144,618	$13.36	7.33	$32,634
Share options exercisable as of December 31, 2022	5,661,613	$13.61	6.19	$20,612
Share options vested and expected to vest as of December 31, 2022	10,144,618	$13.36	7.33	$32,634

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s common shares for those share options that had exercise prices lower than the fair value of the Company’s common shares.

During the year ended December 31, 2022, share option holders exercised 383,106 share options for Class A common shares with an intrinsic value of $2,196 for total cash proceeds to the Company of $2,606. During the year ended December 31, 2021, share option holders exercised 795,404 share options for Class A common shares with an intrinsic value of $6,392 for total cash proceeds to the Company of $5,311. During the year ended December 31, 2020, share option holders exercised 1,324,429 share options for Class A common shares with an intrinsic value of $18,271 for total cash proceeds to the Company of $6,058.

The weighted-average grant-date fair value per share of share options granted during the years ended December 31, 2022, 2021 and 2020 was $7.66, $11.30 and $11.38, respectively.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The total fair value of share options vested during the years ended December 31, 2022, 2021 and 2020 was $21,229, $22,870 and $17,931, respectively.

As of December 31, 2022, total unrecognized compensation expense related to the unvested share option awards was $36,400 which is expected to be recognized over a weighted average remaining period of 2.62 years.

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of share options granted to employees and directors from the 2018 Plan during the years ended December 31, 2022, 2021 and 2020 were as follows, presented on a weighted-average basis:

	Years Ended
	December 31,
	2022	2021	2020
Risk-free interest rate	3.00%	1.00%	0.55%
Expected term (in years)	6.17	6.13	6.21
Expected volatility	73.83%	76.05%	80.81%
Expected dividend yield	—%	—%	—%

During the years ended December 31, 2022, 2021 and 2020, the Company did not grant share options to non-employees.

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

The cash award was eligible to be earned and paid upon the date the RLTIP Milestone was achieved (the “Achievement Date”) with respect to an amount determined in accordance with the RLTIP based on the earnout percentage. The number of Class A common shares issuable under the first RSU award (“First RSU Award”) as a result of the achievement of the RLTIP Milestone was determined in accordance with the RLTIP based on the earnout percentage, and such RSUs vested on the first anniversary of the Achievement Date, subject to continued employment on such date. The second RSU award was granted on the Achievement Date with respect to a number of shares determined in accordance with the RLTIP, based on both the earnout percentage and the upside earnout percentage, and will vest on the second anniversary of the Achievement Date, subject to continued employment through such date.

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

During the years ended December 31, 2020 and 2019, the Company granted the First RSU Awards as part of the RLTIP to eligible employees. During the year ended December 31, 2021, the RLTIP Milestone was achieved and 187,682 of Class A common shares were issued under the First RSU Awards in accordance with the RLTIP and vested in one installment in March 2022 (on the first anniversary of the Achievement Date). During the year ended December 31, 2021, the Second RSU Awards were granted to eligible employees on the Achievement Date with 142,283 shares granted in accordance with the RLTIP which will vest on the second anniversary of the Achievement Date, subject to continued employment through such date.

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $4,246 $3,682 and $980, respectively in compensation expense related to RSUs including those granted in connection with the RLTIP. During the year ended December 31, 2020, the Company did not recognize any compensation expense related to the First RSU Award, as achievement of the RLTIP Milestone was determined to be not probable.

The following table summarizes RSU activity, including the Time-Based RSUs and the RSU Awards under the RLTIP, for the year ended December 31, 2022:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2021	885,021	$15.72
Granted	1,479,861	$11.53
Vested	(250,805)	$14.81
Forfeited	(371,676)	$13.53
Unvested RSUs as of December 31, 2022	1,742,401	$12.76

As of December 31, 2022, total unrecognized compensation cost related to the RSU Awards and Time-Based RSUs was $18,042 which is expected to be recognized over a weighted average remaining period of 3.23 years.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive income (loss) as follows:

	Years Ended
	December 31,
	2022	2021	2020
Cost of goods sold	$636	$197	$—
Research and development expenses	6,766	8,450	8,866
Selling, general and administrative expenses	17,718	16,526	12,009
Total stock-based compensation	$25,120	$25,173	$20,875

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

12.Out-Licensing Agreements

Genentech License Agreement

In August 2022, the Company entered into a license agreement (the “Genentech License Agreement”) with Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively, “Genentech”), pursuant to which the Company granted Genentech exclusive worldwide rights to develop, manufacture and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”). The Genentech License Agreement became effective in September 2022 (the “Genentech Effective Date”) following termination of the statutory waiting period under the Hart-Scott Rodino Act.

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license. In the first quarter of 2023, following the Company’s last delivery of certain drug supplies to Genentech, Genentech became obligated to make an additional cash payment of $20,000. In addition, the Company will be eligible to receive up to approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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

Genentech has the right, for a specified period of time, to purchase an additional batch of vixarelimab drug substance under the Genentech License Agreement at cost plus a markup. Under the Genentech License Agreement, Genentech has the right to assume manufacturing responsibilities for Genentech Licensed Products.

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

The Company determined the transaction price at the inception of the Genentech License Agreement which consists of the $80,000 upfront payment. The Company determined that the $20,000 variable consideration related to the delivery of the initial drug supply and drug product resupply was no longer constrained during the fourth quarter of 2022, as the Company determined that it could assert it was not probable that a significant reversal in the amount of cumulative revenue recognized would occur. The Company met the milestone obligation subsequent to year-end and invoiced Genentech for the related $20,000 payment for the delivery of certain drug material. The Company determined that all other variable considerations related to the future development and regulatory milestones, are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company also determined that it could not assert that it was not probable that a significant reversal in the amount of cumulative revenue recognized would occur. The Company also determined that royalties and sales milestones relate solely to the license of intellectual property. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met, under the sales or usage-based royalty exception of Topic 606.

As noted above, the Company identified four performance obligations in the Genentech License Agreement: (i) the delivery of the exclusive license for vixarelimab; (ii) an initial drug supply delivery; (iii) a drug product resupply delivery; and (iv) completion of the Phase 2b clinical trial for vixarelimab. The selling price of each performance obligation in the Genentech License Agreement was determined based on the Company’s standalone selling price (“SSP”) with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the transaction price to each of the four performance obligations noted above.

Performance Obligation	Method of Recognition
Exclusive license for vixarelimab

Point in time; that is upon transfer of the license to Genentech. As control of the license was transferred on the Genentech Effective Date and Genentech could begin to use and benefit from the license on that date.

Initial drug supply delivery	Point in time upon delivery.
Drug product resupply delivery	Point in time upon delivery.
Completion of the phase 2b clinical trial for vixarelimab

Over time; using the cost-to-cost input method, which is believed to best depict the transfer of control to the customer. Under the cost-to-cost input method, the percent of completion is based on the ratio of actual costs incurred as of the period end to the total estimated costs. Revenue is recorded as a percentage of the allocated transaction price times the percent of completion.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The Company recognized $87,656 of collaboration revenue during the year ended December 31, 2022 under the Genentech License Agreement related to the license, completed portion of the Phase 2b Clinical trial for vixarelimab, and materials delivered.

Huadong Collaboration Agreements

In February 2022 (the “Effective Date”), the Company entered into two collaboration and license agreements (each, a “Huadong Collaboration Agreement” and together, the “Huadong Collaboration Agreements”) with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), pursuant to which the Company granted Huadong exclusive rights to develop and commercialize rilonacept and develop, manufacture and commercialize mavrilimumab (each, a “Huadong Licensed Product” and together, the “Huadong Licensed Products”) in the following countries: People’s Republic of China, Hong Kong SAR, Macao SAR, Taiwan Region, South Korea, Indonesia, Singapore, The Philippines, Thailand, Australia, Bangladesh, Bhutan, Brunei, Burma, Cambodia, India, Laos, Malaysia, Maldives, Mongolia, Nepal, New Zealand, Sri Lanka, and Vietnam (collectively, the “Huadong Territory”). The Company otherwise retained its current rights to the Huadong Licensed Products outside the Huadong Territory.

Under the Huadong Collaboration Agreements, the Company received a total upfront cash payment of $22,000, which includes $12,000 for the Huadong Territory license of rilonacept and $10,000 for the Huadong Territory license of mavrilimumab. The Company will be eligible to receive up to approximately $70,000 in payments for rilonacept, and up to approximately $576,000 in payments for mavrilimumab, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay the Company tiered percentage royalties on a Huadong Licensed Product-by-Huadong Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Huadong Licensed Product in the Huadong Territory, subject to certain reductions tied to rilonacept manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Huadong Licensed Product-by-Huadong Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Huadong Licensed Product in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of the Company’s patent rights or any joint collaboration patent rights that covers the applicable Huadong Licensed Product in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Huadong Licensed Product in such country or region in the Huadong Territory.

Pursuant and subject to the terms of the Huadong Collaboration Agreements, Huadong has the exclusive right to conduct Huadong Territory-specific development activities for the Huadong Licensed Products in the Huadong Territory, the first right to support global development of the Huadong Licensed Products by serving as the sponsor of the global clinical trials conducted in the Huadong Territory and the exclusive right to commercialize the Huadong Licensed Products in the Huadong Territory. Huadong will be responsible for all costs of development activities and commercialization in the Huadong Territory. Both the Company and Huadong participate in a joint steering committee, which coordinates and oversees the exploitation of the Huadong Licensed Products in the Huadong Territory.

The Company will supply certain materials to support development and commercialization activities for both mavrilimumab and rilonacept. Under the Huadong Collaboration Agreement for mavrilimumab, Huadong has the right to assume manufacturing responsibilities for materials in the Huadong Territory. Under the Huadong Collaboration Agreement for rilonacept, Huadong does not have rights to perform manufacturing activities in the Huadong Territory.

Absent early termination, each Huadong Collaboration Agreement will continue on a country-by-country or region-by-region basis until there are no more royalty payments owed to the Company in such country or region for the applicable Huadong Licensed Product. Huadong has the right to terminate each Huadong Collaboration Agreement at its discretion upon 12 months’ notice and either party may terminate the applicable Huadong Collaboration Agreement in the event of an uncured material breach of the other party or in the case of insolvency of the other party. In addition, the Company may terminate the applicable Huadong Collaboration Agreement if Huadong or its affiliates or sublicensees

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

challenges the scope, validity, or enforceability of the Company’s patent rights being licensed to Huadong. If Huadong and its affiliates do not conduct any material development or commercialization activities with respect to a Huadong Licensed Product in the People’s Republic of China for a continuous period of longer than six months, then, subject to certain exceptions, the Company may terminate the Huadong Collaboration Agreement applicable to such Huadong Licensed Product with 60 days’ prior written notice. In addition, Huadong’s rights under each Huadong Collaboration Agreement in certain regions within the Huadong Territory may be subject to termination upon failure by Huadong to perform certain clinical, development or commercialization activities, as applicable, with respect to the applicable Huadong Licensed Product in such regions.

The Company concluded that Huadong is a customer in these Huadong Collaboration Agreements, and as such, each Huadong Collaboration Agreement falls within the scope of the revenue recognition guidance in ASC 606.

The Company concluded that the Huadong Collaboration Agreements should not be combined and treated as a single arrangement for accounting purposes as the Huadong Collaboration Agreements were negotiated separately with separate and distinct commercial objectives, the amount of consideration in one Huadong Collaboration Agreement is not dependent on the price or performance of the other Huadong Collaboration Agreement, and the goods and services promised in the Huadong Collaboration Agreements are not a single performance obligation.

Accounting for Mavrilimumab Huadong Collaboration Agreement

As of the Effective Date, the Company identified the following material promises in the mavrilimumab Huadong Collaboration Agreement: delivery of (i) exclusive license for mavrilimumab in the Huadong Territory and (ii) clinical manufacturing supply of certain materials for mavrilimumab products in the Huadong Territory.

The Company also evaluated whether certain options outlined within the mavrilimumab Huadong Collaboration Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Huadong and therefore are not considered separate performance obligations within the mavrilimumab Huadong Collaboration Agreement.

The Company assessed the above promises and determined that the exclusive license for mavrilimumab in the Huadong Territory is reflective of a vendor-customer relationship and therefore represents a performance obligation. The exclusive license for mavrilimumab in the Huadong Territory is considered functional intellectual property and distinct from other promises under the Huadong Collaboration Agreement as Huadong can benefit from the license on its own or together with other readily available resources and the license is separately identifiable from the other promises. The clinical manufacturing supply of certain materials for mavrilimumab products in the Huadong Territory is considered distinct from the exclusive license for mavrilimumab as Huadong can benefit from the manufacturing services together with the license transferred by the Company at the inception of the Huadong Collaboration Agreement. Therefore, each represents a separate performance obligation within a contract with a customer at contract inception.

The Company determined the transaction price at the inception of the mavrilimumab Huadong Collaboration Agreement which includes $10,000, consisting of the upfront payment. The Company also includes an estimate of variable consideration associated with the clinical manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones is deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met, under the sales or usage-based royalty exception of Topic 606.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

As noted above, the Company identified two performance obligations in the mavrilimumab Huadong Collaboration Agreement: (i) the delivery of the exclusive license for mavrilimumab in the Huadong Territory; and (ii) the clinical manufacturing supply of certain materials for mavrilimumab products in the Huadong Territory. The selling price of each performance obligation in the mavrilimumab Huadong Collaboration Agreement was determined based on the Company’s standalone selling price (“SSP”) with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the variable consideration related to the manufacturing obligations to the future clinical supply of mavrilimumab products in the Huadong Territory and the remaining fixed and variable consideration to the license obligation. The Company recognizes revenue for the license performance obligations at a point in time, that is upon transfer of the license to Huadong. As control of the license was transferred on the Effective Date and Huadong could begin to use and benefit from the license, the Company recognized $10,000 of collaboration revenue during the year ended December 31, 2022 under the mavrilimumab Huadong Collaboration Agreement. The Company will recognize revenue for the clinical manufacturing supply obligations at a point in time, that is upon each delivery of the supply to Huadong.

Accounting for Rilonacept Huadong Collaboration Agreement

As of the Effective Date, the Company identified the following material promises in the rilonacept Huadong Collaboration Agreement that were evaluated: delivery of (i) exclusive license for rilonacept in the Huadong Territory; (ii) clinical manufacturing supply of certain materials for rilonacept products in the Huadong Territory; and (iii) commercial manufacturing supply of certain material for rilonacept products in the Huadong Territory.

The Company also evaluated whether certain options outlined within the rilonacept Huadong Collaboration Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Huadong and therefore are not considered separate performance obligations within the rilonacept Huadong Collaboration Agreement.

The Company assessed the above promises and determined that there is one combined performance obligation for the exclusive license for rilonacept and clinical and commercial manufacturing obligations for rilonacept products in the Huadong Territory. Huadong cannot exploit the value of the exclusive license for rilonacept products in the Huadong Territory without receipt of supply as the exclusive license for rilonacept products in the Huadong Territory does not convey to Huadong the right to manufacture and therefore the Company has combined the exclusive license for rilonacept products in the Huadong Territory and the manufacturing obligations into one performance obligation.

The Company determined the transaction price at the inception of the rilonacept Huadong Collaboration Agreement which includes $12,000, consisting of the upfront payment. The Company also includes an estimate of variable consideration associated with the clinical manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones, sales milestones and royalties are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties and sales milestones will be recognized as the Company delivers the commercial manufactured product to Huadong. Any changes in estimates may result in a cumulative catch-up based on the number of units of manufactured product delivered.

As noted above, the Company identified a single combined performance obligation in the rilonacept Huadong Collaboration Agreement consisting of the exclusive license for rilonacept and clinical and commercial manufacturing obligations for rilonacept products in the Huadong Territory. The Company recognizes revenue for the combined performance obligation consisting of the exclusive license for rilonacept and clinical and commercial manufacturing obligations for rilonacept products in the Huadong Territory at a point in time, upon which control of materials are transferred to Huadong for each delivery of the associated materials. The Company currently expects to recognize the

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

revenue over the life of the agreement. This estimate considers the timing of development and commercial activities under the rilonacept Huadong Collaboration Agreement and may be reduced or increased based on changes in the various activities.

The Company has not recognized any revenue under the rilonacept Huadong Collaboration Agreement for the year ended December 31, 2022 as there has been no delivery of materials under the rilonacept Huadong Collaboration Agreement to date. The full transaction price of $12,000 is recorded in long-term deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes the Company’s contract assets and contract liabilities in connection with license and collaboration agreements for the year ended December 31, 2022:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Years Ended December 31, 2022
Contract Assets:
Genentech vixarelimab	$—	$—	$—	$7,656	$7,656
Contract Liabilities:
Genentech vixarelimab	$—	$14,290	$(21,946)	$7,656	$—
Huadong rilonacept	—	12,000	—	—	12,000
Total Contract Liabilities	$—	$26,290	$(21,946)	$7,656	$12,000

13.           License and Acquisition Agreements

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

In exchange for these rights, the Company made an upfront payment to Biogen of $11,500 and a technology transfer payment of $500. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment and technology transfer payment as research and development expense in the consolidated statement of operations and comprehensive income (loss) because the acquired technology represented in-process research and development and had no alternative future use.

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of December 31, 2022. Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

The Company also agreed to pay certain obligations under third-party contracts retained by Biogen that relate to the vixarelimab program. Under these retained contracts, the Company paid a one-time upfront sublicense fee of $150

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

and is obligated to pay insignificant annual maintenance fees as well as clinical and regulatory milestone payments of up to an aggregate of $1,575.The Biogen Agreement will terminate upon the expiration of all payment obligations with respect to the last product in all countries in the territory. The Company has the right to terminate the agreement with 90 days’ prior written notice. Both parties may terminate by mutual written consent or in the event of material breach of the agreement by the other party that remains uncured for 90 days (or 30 days for payment-related breaches).

In July 2017, the Company and Biogen entered into Amendment No. 1 to the Biogen Agreement, which clarified the scope of the antibodies subject to the Biogen Agreement.

In August 2022, the Company entered into Amendment No. 2 to the Biogen Agreement (the “Second Biogen Amendment”). Pursuant to the terms of the Second Biogen Amendment, commencing on the effective date of the Genentech License Agreement, certain defined terms in the Biogen Agreement were amended, including “Net Sales”, “Indication”, “Product”, “Combination Product” and “Valid Claim”. In addition, the tiered royalty rates to be paid by the Company to Biogen increased by an amount equal to less than one percent.

Upon the termination or expiration of the Genentech License Agreement, the amendments to the terms of the Biogen Agreement, as set forth in the Second Biogen Amendment, will terminate and all terms of the Biogen Agreement will revert to the version of such terms in effect as of immediately prior to the effective date of the Genentech License Agreement.

During the years ended December 31, 2022 and 2021, the Company recorded research and development expenses of $56 and $53 respectively, related to the annual maintenance fee in connection with the retained contracts. During the year ended December 31, 2020, the Company recorded research and development expense of $106 primarily related to a milestone occurring in the first quarter of 2020 and the annual maintenance fee in connection with the retained contracts.

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

In January 2019, the Company exercised the call option and in March 2019, the Company acquired all of the outstanding securities of Primatope (the “Primatope Acquisition”). The aggregate amount of upfront and contingent payments the Company paid to the former Primatope shareholders to acquire the Company was comprised of (1)

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

$15,000 paid at closing in March 2019, comprised of upfront consideration of $10,000 and milestone payments of $5,000, which had been achieved as of the closing date, and (2) $3,000 paid in June 2019 for the final milestone payment, which was achieved following the closing during the six months ended June 30, 2019, each paid in a combination of cash and Class A common shares (inclusive of escrow and holdback share amounts) in accordance with the Primatope Agreement. At the closing of the Primatope Acquisition, Primatope became a wholly owned subsidiary of the Company and the acquisition was accounted for as an asset acquisition as it did not meet the definition of a business. The Company released the escrow and issued the shares that were held back at closing in June 2020 and issued the shares that were held back at the final milestone payment in September 2020. The Company recorded the upfront payment and milestone payments as research and development expense in the consolidated statement of operations and comprehensive income (loss) because the acquired technology represented in-process research and development and had no alternative future use.

During the years ended December 31, 2022, 2021 and 2020, the Company did not incur any research and development expense directly in connection with milestone or other payments related to the Primatope Acquisition or the Primatope Agreement.

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

During the years ended December 31, 2022, 2021 and 2020, the Company recorded research and development expense of $10, $10 and $10, respectively in connection with the BIDMC Agreement.

Regeneron License Agreement

In September 2017, the Company entered into a license agreement (the “Regeneron Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”), pursuant to which the Company has been granted an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize ARCALYST worldwide, excluding the Middle East and North Africa, for all indications other than those in oncology and local administration to the eye or ear. Upon receiving positive data in RHAPSODY, the Company’s pivotal Phase 3 clinical trial of ARCALYST, Regeneron transferred the biologics license application (“BLA”) for ARCALYST to the Company. In March 2021, when the FDA granted approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older, the Company assumed the sales and distribution of ARCALYST for CAPS and DIRA in the United States.

In exchange for these rights, the Company made an upfront payment of $5,000. In addition, the Company made a $7,500 payment in the fourth quarter of 2020 in connection with the achievement of a specified regulatory milestone event and a regulatory milestone payment of $20,000 in the first quarter of 2021. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive income (loss) because the acquired technology represented in-process research and development and had no alternative future use.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  In addition, should there be a transfer of technology related to the manufacture of ARCALYST, then, to the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) such technology transfer shall also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the years ended December 31, 2022 and 2021, the Company recognized $24,071 and $835 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses.

Pursuant to the Regeneron Agreement, in September 2017, the parties entered into a clinical supply agreement under which Regeneron agreed to manufacture product solely for the Company’s use in development activities. Pursuant to the Regeneron Agreement, during the year ended December 31, 2021, the Company entered into a commercial supply agreement under which Regeneron agreed to manufacture product for the Company’s use, including for commercial sales. The commercial supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the years ended December 31, 2021 and 2020, the Company did not incur any research and development expense related to the purchase of drug materials under the clinical supply agreement. As of December 31, 2022 and 2021, the Company recorded inventory of $21,599 and $3,675 related to the purchase of commercial product under the commercial supply agreement (see Note 5). As of December 31, 2022, the Company had non-cancelable purchase commitments under the commercial supply agreement (see Note 16).

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

In exchange for these rights, the Company made an upfront payment of $8,000. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the upfront payment as research and development expense in the consolidated statement of operations and comprehensive income (loss) because the acquired technology represented in-process research and development and had no alternative future use.

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

During the years ended December 31, 2022, 2021 and 2020, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

14.         Income Taxes

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five or fifteen years (depending on where research is conducted) pursuant to IRC Section 174. The most significant impact of this provision is an increase to our FDII benefit and an increase to our cash tax liability for 2022, the tax year in which the provision took effect.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The Company including Kiniksa UK entered into agreements with, Kiniksa US, under which Kiniksa US provides management, commercial, manufacturing and research and development services to those parties for which Kiniksa US receives costs plus a service fee.

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

In February 2022, the Company transferred exclusive rights to develop and commercialize mavrilimumab in the Asia Pacific region, excluding Japan, to Kiniksa UK. In July 2022, the Company transferred all of its rights, title and interest in, among other things, certain contracts (including the Biogen Agreement), intellectual property rights, product filings and approvals and other information, plans and materials owned or controlled by the Company insofar as they related exclusively or primarily to vixarelimab to Kiniksa UK.

The Company did not incur any material tax liabilities in connection with the transfers and Kiniksa UK received a stepped up tax basis in the intellectual property that was transferred. The Company recorded deferred tax assets as a result of these transfers which represents the difference between the stepped up tax basis and book basis for financial statement purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Loss before benefit (provision) for income taxes consisted of the following:

	Years Ended
	December 31,
	2022	2021	2020
Bermuda	$(84,067)	$(164,284)	$(161,983)
Foreign (U.S., U.K., Germany, France, Switzerland)	95,093	7,745	5,754
Total	$11,026	$(156,539)	$(156,229)

The components of the Company’s income tax (provision) benefit were as follows:

	Years Ended
	December 31,
	2022	2021	2020
Current income tax benefit (provision):
Bermuda	$(1,318)	$—	$—
U.S. federal	(4,393)	(682)	(392)
U.S. state	(3,117)	(706)	(366)
Foreign (U.K., Germany, France, Switzerland)	(4,330)	14	(33)
Total current income tax benefit (provision)	(13,158)	(1,374)	(791)
Deferred income tax benefit (provision):
Bermuda	—	—	—
U.S. federal	—	—	(3,056)
U.S. state	—	—	(1,315)
Foreign (U.K., Germany, France, Switzerland)	185,495	(11)	10
Total deferred income tax benefit (provision)	185,495	(11)	(4,361)
Total benefit (provision) for income taxes	$172,337	$(1,385)	$(5,152)

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

A reconciliation of the Bermuda statutory income tax rate of 0% to the Company’s effective income tax rate is as follows:

	Years Ended
	December 31,
	2022	2021	2020
Bermuda statutory income tax rate	—%	—%	—%
U.S. and Europe tax rate differential	165.9	1.9	(0.8)
Research and development tax credits	(21.5)	2.4	2.4
Share-based compensation	13.2	(0.4)	1.3
Permanent differences	—	—	(0.1)
U.S. state taxes, net of federal	10.4	(0.5)	0.1
FDII	(35.9)	1.4	0.6
Uncertain tax positions	14.3	0.2	(0.2)
IP Transfer	(343.9)	71.0	—
Other	17.2	(0.8)	(0.9)
Change in valuation allowance	(1,382.8)	(76.1)	(5.7)
Effective income tax rate	(1,563.1)%	(0.9)%	(3.3)%

Net deferred tax assets consisted of the following:

	December 31,
	2022	2021
Deferred tax assets:
Research and development tax credit carryforwards	$231	$1,620
Share-based compensation	11,789	9,492
Operating lease liability	1,543	1,574
Accrued expenses and other liabilities	2,134	1,869
Intangible Asset	181,458	107,037
Capitalized research and development	5,586	—
Net operating losses	4,054	8,559
Total deferred tax assets	206,795	130,151
Valuation allowance	(19,584)	(127,944)
Deferred tax liabilities:
Depreciation and amortization	(312)	(762)
Right of use asset	(1,404)	(1,445)
Net deferred tax assets	$185,495	$—

As of December 31, 2022, the Company had no federal research and development tax credit carryforwards available to reduce future tax liabilities. As of December 31 2021, the Company had federal research and development tax credit carryforwards of approximately $1,546 available to reduce future tax liabilities. As of December 31, 2022 and 2021, the Company had state research and development tax credit carryforwards of approximately $297 and $251 respectively, available to reduce future tax liabilities, which can be carried forward indefinitely. As of December 31, 2022 and 2021 the Company had foreign net operating loss (NOLs) carryforwards of $3,902 and $8,559 respectively, available to reduce future tax liabilities. The NOLs maybe carried forward indefinitely subject to local utilization limitations.

As required by ASC 740 management regularly reassesses the valuation allowance on the Company’s deferred income tax assets. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that the Company will be able to recover its deferred tax assets. Such assessment is

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

required on a jurisdiction-by-jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In the third quarter of 2022, the Company assessed the valuation allowance on its UK deferred tax assets and considered positive evidence, including, among other things, cumulative UK income in recent years, estimates of sales related to the Company’s commercial product ARCALYST, and future profitability by jurisdiction. After assessing both the positive evidence and negative evidence, the Company determined it was more likely than not that its UK deferred tax assets would be realized in the future and released the associated valuation allowance during the year ended December 31, 2022. This resulted in a benefit of $185,495. As of December 31, 2022, the Company maintained a full valuation allowance against its U.S. deferred tax assets. While the Company still maintains a full valuation allowance on its US deferred tax assets as of December 31, 2022, based on current US forecasted income, it is reasonably possible that the Company will release its valuation allowance on its US deferred tax assets within one year. There are no material deferred tax assets in the jurisdictions outside Kiniksa US and Kiniksa UK.

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

Changes in the valuation allowance for deferred taxes were as follows:

	Years Ended
	December 31,
	2022	2021	2020
Valuation allowance at beginning of year	$(127,944)	$(9,307)	$(330)
Increases recorded through the balance sheet	—	—	—
Decreases (increases) recorded to income tax provision	108,360	(118,637)	(8,977)
Valuation allowance at end of year	$(19,584)	$(127,944)	$(9,307)

The valuation allowance decreased by $108,360 in 2022 primarily as a result of the release of the valuation allowance for the UK deferred tax assets which primarily consisted of the tax basis in intellectual property transferred from Bermuda and net operating losses.

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits is $1,794 and $545 as of December 31, 2022 and 2021, respectively. The net change in 2022 and 2021 relate to tax positions on our intellectual property transfers and positions on research and development credits.

A roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Years Ended
	December 31,
	2022	2021	2020
Gross balance at the beginning of year	$545	$837	$528
Gross increases based on current period tax positions	1,386	50	411
Gross decreases based on tax positions of the prior periods	(137)	(342)	(102)
Unrecognized tax benefits at the end of the year	$1,794	$545	$837

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company had recorded immaterial interest on the tax positions during the year ended December 31, 2022, 2021 and 2020.

The Company files US federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company’s income tax returns are subject to tax examinations for the tax years ended December 31, 2019 and subsequent years. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by tax authorities to the extent utilized in a future period.

15.        Net Income (Loss) per Share

The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, Class A1 and Class B1 common shares are identical, except with respect to voting, transferability and conversion (see Note 10). As the liquidation and dividend rights are identical, losses are allocated on a proportionate basis and the resulting net income (loss) per share attributed to common shareholders will, therefore, be the same for both Class A and Class B common shares on an individual or combined basis.

Basic and diluted Net income (loss) attributable to common shareholders was calculated as follows:

	Years Ended
	December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to common shareholders	$183,363	$(157,924)	$(161,381)
Denominator:
Weighted-average basic shares outstanding	69,382,275	68,576,810	61,842,722
Effect of dilutive securities
Options to purchase common shares	968,512	—	—
Unvested RSUs	70,535	—	—
Weighted-average diluted shares	70,421,322	68,576,810	61,842,722

Basic net income (loss) per share	$2.64	$(2.30)	$(2.61)
Diluted net income (loss) per share	$2.60	$(2.30)	$(2.61)

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

For years ended December 31, 2021 and 2020 the Company’s potentially dilutive securities, which include options and unvested RSUs, have been excluded from the computation of diluted net loss per share attributable to common shareholders for the periods indicated as the effect would be to reduce the net loss per share attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

of diluted net income (loss) per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2022	2021	2020
Share options to purchase common shares	8,403,074	9,226,846	9,958,858
Unvested RSUs	1,548,347	885,021	205,312
Total anti-dilutive shares	9,951,421	10,111,867	10,164,170

16.         Commitments and Contingencies

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 13).

Manufacturing Commitments

The Company entered into supply agreements with Regeneron to provide both clinical supply and commercial product (see Note 13). The Company entered into agreements with several CMOs to provide the Company with preclinical and clinical trial materials. As of December 31, 2022, the Company had committed to minimum payments under these agreements totaling $22,851, of which $22,851 are due within one year.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors, officers and other key personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or other key personnel. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022, 2021 or 2020.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

17.         Benefit Plans

The Company has established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company provides matching contributions of 100% of the first 3% of each participant’s salary contributed, plus 50% for each of the next 2% contributed. Employees are immediately and fully vested in their own contributions and the Company’s match. During the years ended December 31, 2022, 2021 and 2020, the Company contributed $1,683, $1,558 and $993 respectively, to the plan.