Form 10-Q
period 2023-03-31
Kiniksa Pharmaceuticals, Ltd.
filed 2023-05-04
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, there were 69,899,510 common shares outstanding in aggregate, comprised of:

34,970,866 Class A common shares, par value $0.000273235 per share

1,795,158 Class B common shares, par value $0.000273235 per share

,

17,075,868 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our products’ commercial sales, future results of anticipated products, future results of operations and financial position, expected timeline for our cash, cash equivalents and short-term investments, business strategy, product development, prospective products and product candidates, their expected properties, performance, market opportunity and competition, supply of drug products at acceptable cost and quality, collaborators, license and other strategic arrangements, the expected timeline for achievement of our clinical milestones, the timing of, and potential results from, clinical and other trials, potential marketing authorization from the FDA or regulatory authorities in other jurisdictions, potential and ongoing coverage and reimbursement for our products and product candidates, if approved, clinical and commercial activities, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success and plans and objectives of management for future operations and funding requirements, are forward-looking statements.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	our continued ability to commercialize ARCALYST® (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	our status as a small commercial stage biopharmaceutical company and our expectation to incur losses for the foreseeable future;
●	our future capital needs and our need to raise additional funds;
●	our ability to manufacture sufficient quantities of our products and product candidates to meet patient and partner demand;
●	our ability to successfully complete the technology transfer of the manufacturing process for ARCALYST drug substance;
●	the market acceptance of our products and product candidates;
●	competitive and potentially competitive products and technologies;
●	prescriber awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;
●	our ability to meet the quality expectations of prescribers or patients;

●	the decision of third party payors not to cover or maintain coverage of or to establish burdensome requirements prior to covering ARCALYST or any of our current or future product candidates, if approved, or to require extensive or independently performed clinical trials prior to covering or maintaining coverage of our product candidates, if approved;
●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay;
●	the decision by any applicable regulatory authority whether to clear our current or future product candidates for clinical development and, ultimately, whether to approve them for marketing and sale;
●	our ability to anticipate and prevent adverse events caused by our products and product candidates;
●	our ability to improve our product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake and execute on business combinations, out-licensing activities, collaborations or other strategic transactions and our ability to realize value therefrom;
●	our ability to have our products and product candidates manufactured in accordance with regulatory requirements and at acceptable cost and quality specifications;
●	our ability to successfully manage our growth;
●	our ability to avoid product liability claims and maintain adequate product liability insurance;
●	our ability to obtain regulatory exclusivity;
●	federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates;
●	ownership concentration of our executive officers, directors, certain members of senior management and affiliated shareholders may prevent our shareholders from influencing significant corporate decisions; and
●	our ability to attract and retain skilled personnel.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common shares. The principal risks and uncertainties affecting our business include the following:

●	we began generating product revenue in 2021, have incurred significant operating losses in the past, expect to incur significant operating losses for the foreseeable future and may never achieve corporate profitability on a sustained basis;
●	we will require significant additional funding to develop our portfolio, commercialize our products and product candidates, if approved, and to identify, discover, develop or acquire additional product candidates, and if we are unable to secure financing on acceptable terms when needed, or at all, we could be forced to delay, reduce or cease one or more of our product development plans, research and development programs or other operations or commercialization efforts;
●	we depend heavily on the commercial success of ARCALYST and may be unsuccessful in our efforts to commercialize ARCALYST on a sustained basis, support our sales, marketing, and distribution activities and maintain applicable infrastructure for these activities either directly and/or through agreements with third parties; as a result, we may not be able to sustain the commercialization of ARCALYST, or successfully commercialize any future products;
●	we depend heavily on the success of one or more of our product candidates, which are in various stages of development; such success is dependent upon us advancing our product candidates in clinical development, obtaining regulatory approval and ultimately commercializing one or more of our product candidates on a timely basis;
●	ARCALYST in recurrent pericarditis, as well as our current or future product candidates, if approved, may not gain sustained market acceptance by prescribers, patients, or third party payors, in which case our ability to generate product revenues will be impaired;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third party payors provide funding, establish favorable coverage and pricing policies, respond to price increases and set adequate reimbursement levels for our products and product candidates, if approved, and failure to obtain or maintain coverage and adequate reimbursement for our products and product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;
●	the market opportunities for our products and product candidates, if approved, may be smaller than we estimate, or any approval that we obtain may be based on a narrower definition of our targeted patient population, either of which may materially adversely affect our revenue and ability to achieve profitability;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our current or planned preclinical and/or clinical trials, including as a result of delays in obtaining regulatory approvals for indications, activating sites, enrolling participants, and conducting trials, which could delay or prevent our product development activities;
●	we rely on third parties, including contract research organizations (“CROs”) to activate our sites and conduct or otherwise support our research activities, preclinical studies and clinical trials for our product candidates, and these third parties may not perform satisfactorily, which could delay, prevent or impair our product development activities;

●	we rely on third parties, including independent contract manufacturing organizations (“CMOs”) to manufacture our product candidates for preclinical and clinical development, to manufacture our commercial supply of ARCALYST, and supply of drug substance and drug product for ARCALYST and our product candidates; and if these third parties do not perform satisfactorily, including by producing insufficient supply of commercial and clinical stock to meet patient demand or clinical trial requirements, or are impacted by delays or supply shortages, our product development activities, regulatory approval, and commercialization efforts may be delayed, prevented or impaired;
●	we are conducting a technology transfer of the manufacturing process for ARCALYST drug substance from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to a new contract development and manufacturing organization (“CDMO”), and the process to complete the technology transfer and qualify a new CDMO may be subject to significant risks and uncertainties;
●	all of our products and current product candidates have been licensed or acquired from other parties; if those parties did not adequately protect and we are unable to adequately protect such products and product candidates, or to secure and maintain freedom to operate, others could preclude us from commercializing our products and product candidates, if approved, or compete against us more directly;
●	we face significant competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not successfully execute our growth strategy to identify, discover, develop, license or acquire additional product candidates or technologies, and our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions;
●	we have entered into and may seek to enter into collaboration, licensing or other transactions to further develop, commercialize or otherwise realize value from one or more of our product candidates, and the expected value we hope to realize, including through milestone, royalty or other payments may be less than we expect; and
●	concentration of ownership of the voting power of our common shares may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A common shares.

Industry and other data

Unless otherwise indicated, certain industry data and market data included in this Quarterly Report were obtained from independent third party surveys, market research, publicly available information, reports of governmental agencies and industry publications and surveys. All of the market data used in this Quarterly Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We believe that the information from these industry publications and surveys included in this Quarterly Report is reliable.

ARCALYST is a registered trademark of Regeneron. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report may be listed without identifying symbols.

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$80,618	$122,715
Short-term investments	106,876	67,893
Accounts receivable, net	7,424	12,660
Contract asset	—	7,656
Inventory	23,425	21,599
Prepaid expenses and other current assets	13,157	10,537
Total current assets	231,500	243,060
Property and equipment, net	1,393	1,658
Operating lease right-of-use assets	5,228	5,385
Other long-term assets	2,323	5,824
Intangible asset, net	18,000	18,250
Deferred tax assets	184,418	185,495
Total assets	$442,862	$459,672

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,391	$7,899
Accrued expenses	20,885	30,112
Deferred revenue	6,495	—
Operating lease liabilities	3,482	3,301
Other current liabilities	4,334	5,754
Total current liabilities	36,587	47,066
Non-current liabilities:
Non-current deferred revenue	12,163	12,000
Non-current operating lease liabilities	2,133	2,618
Other long-term liabilities	1,884	1,839
Total liabilities	52,767	63,523
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 34,886,136 shares and 34,750,560 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9	9
Class B common shares, par value of $0.000273235 per share; 1,813,457 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1	1
Class A1 common shares, $0.000273235 par value; 17,075,868 shares issued and outstanding as of March 31, 2023 and December 31, 2022	5	5
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of March 31, 2023 and December 31, 2022	4	4
Additional paid-in capital	894,325	888,120
Accumulated other comprehensive income	55	44
Accumulated deficit	(504,304)	(492,034)
Total shareholders’ equity	390,095	396,149
Total liabilities and shareholders’ equity	$442,862	$459,672

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Product revenue, net	$42,659	$22,189
License and collaboration revenue	5,686	10,000
Total revenue	48,345	32,189
Costs and operating expenses:
Cost of goods sold	7,036	4,219
Collaboration expenses	8,288	8,254
Research and development	15,172	20,817
Selling, general and administrative	29,045	22,218
Total operating expenses	59,541	55,508
Loss from operations	(11,196)	(23,319)
Other income	1,832	34
Loss before income taxes	(9,364)	(23,285)
Provision for income taxes	(2,906)	(1,925)
Net loss	$(12,270)	$(25,210)
Net loss per share attributable to common shareholders—basic and diluted	$(0.18)	$(0.36)
Weighted average common shares outstanding—basic and diluted	69,751,697	69,136,901
Comprehensive loss:
Net loss	$(12,270)	$(25,210)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	11	(37)
Total other comprehensive gain (loss)	11	(37)
Total comprehensive loss	$(12,259)	$(25,247)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	69,697,503	$19	$888,120	$44	$(492,034)	$396,149
Issuance of Class A common shares under incentive award plans	135,576	—	90	—	—	90
Share-based compensation expense	—	—	6,115	—	—	6,115
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	11	—	11
Net loss	—	—	—	—	(12,270)	(12,270)
Balances at March 31, 2023	69,833,079	$19	$894,325	$55	$(504,304)	$390,095

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	69,060,403	$18	$860,482	$(66)	$(675,397)	$185,037
Issuance of Class A common shares under incentive award plans	210,720	1	422	—	—	423
Share-based compensation expense	—	—	6,031	—	—	6,031
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(25,210)	(25,210)
Balances at March 31, 2022	69,271,123	$19	$866,935	$(103)	$(700,607)	$166,244

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,270)	$(25,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	596	656
Share-based compensation expense	6,115	6,031
Non-cash lease expense	841	735
Amortization of premiums and accretion of discounts on short-term investments	(1,061)	164
Loss on disposal of property and equipment	175	—
Deferred income taxes	1,077	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,634)	(3,932)
Accounts receivable, net	5,236	(25,455)
Inventory	(1,826)	(9,548)
Contract asset	7,656	—
Other long-term assets	3,268	2,755
Accounts payable	(6,508)	1,515
Accrued expenses and other current liabilities	(10,647)	4,085
Operating lease liabilities	(988)	(643)
Deferred revenue	6,658	12,000
Other long-term liabilities	45	1
Net cash used in operating activities	(4,267)	(36,846)
Cash flows from investing activities:
Purchases of property and equipment	(24)	—
Purchases of short-term investments	(52,896)	(30,223)
Proceeds from the maturities of short-term investments	15,000	7,500
Net cash used in investing activities	(37,920)	(22,723)
Cash flows from financing activities:
Proceeds from issuance of Class A common shares under incentive award plans and employee share purchase plan	510	992
Payments in connection with Common Stock tendered for employee tax obligations	(420)	(569)
Net cash provided by financing activities	90	423
Net decrease in cash and cash equivalents	(42,097)	(59,146)
Cash and cash equivalents at beginning of period	122,715	122,470
Cash and cash equivalents at end of period	$80,618	$63,324

Supplemental information:
Cash paid for income taxes	$3,196	—

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease obligation	$684	$—

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1.           Nature of the Business and Basis of Presentation

Kiniksa Pharmaceuticals, Ltd. (the “Company”) is a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. The Company’s immune-modulating assets, ARCALYST, KPL-404 and mavrilimumab, are based on strong biologic rationale or validated mechanisms, target a spectrum of underserved cardiovascular and autoimmune conditions and offer the potential for differentiation.

The Company is subject to risks and uncertainties common to small commercial stage companies in the biopharmaceutical industry and global health, societal, economic and market conditions, including the Company’s dependence on third parties, including contract research organizations and contract manufacturing organizations, the Company’s limited experience obtaining regulatory approvals, the potential failure of the Company to successfully complete research and development of its current or future product candidates, the potential inability of the Company to adequately protect its technology, potential competition, the uncertainty that any current or future product candidates will obtain necessary government regulatory approval, that ARCALYST will continue to be commercially viable and whether any of the Company’s current or future product candidates, if approved, will be commercially viable. Such risks and uncertainties may be subject to substantial and uncertain changes, which may cause significant disruption to the Company’s business and operations, preclinical studies and clinical trials, the business and operations of the third parties with whom the Company conducts business and the national and global economies, all of which may have material impacts on the Company’s business, financial condition and results of operations.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The Company’s accounting policies are described in the Notes to

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Consolidated Financial Statements in the Company’s 2022 Form 10-K and updated, as necessary, in this report. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations for the three months ended March 31, 2023 and 2022, the changes in its shareholders’ equity for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2023, the Company had an accumulated deficit of $504,304. During the three months ended March 31, 2023, the Company reported net loss of $12,270 and used $4,267 cash in operating activities. As of March 31, 2023, the Company had cash, cash equivalents and short-term investments of $187,494.

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

2.           Fair Value of Financial Assets and Liabilities

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

	Fair Value Measurements
	as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$51,481	$—	$—	$51,481
Cash equivalents — U.S. Treasury notes	—	1,000	—	1,000
Short-term investments — U.S. Treasury notes	—	106,876	—	106,876
	$51,481	$107,876	$—	$159,357

	Fair Value Measurements
	as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$20,929	$—	$—	$20,929
Cash equivalents — U.S. Treasury notes	—	15,009	—	15,009
Short-term investments — U.S. Treasury notes	—	67,893	—	67,893
	$20,929	$82,902	$—	$103,831

During the three months ended March 31, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of March 31, 2023 and December 31, 2022 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
March 31, 2023
Cash equivalents — U.S. Treasury notes	$1,000	$—	$—	$—	$1,000
Short-term investments — U.S. Treasury notes	106,848	29	(1)	—	106,876
	$107,848	$29	$(1)	$—	$107,876

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2022
Cash equivalents — U.S. Treasury notes	$15,006	$3	$—	$—	$15,009
Short-term investments — U.S. Treasury notes	67,891	6	(4)	—	67,893
	$82,897	$9	$(4)	$—	$82,902

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of March 31, 2023, we consider the unrealized losses in our investment portfolio to be temporary in nature and not due to credit losses. We have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three months ended March 31, 2023 or 2022.

3.           Product Revenue, Net

Product revenue, net, from sales of ARCALYST was as follows:

	Three Months Ended
	March 31,
	2023	2022
Product revenue, net	$42,659	$22,189

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2023:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2022	$1,464	$2,084	$351	$3,899
Current provisions relating to sales in the current year	3,239	1,800	96	5,135
Adjustments relating to prior years	(72)	46	—	(26)
Payments/returns relating to sales in the current year	(2,120)	(402)	—	(2,522)
Payments/returns relating to sales in the prior years	(1,392)	(1,230)	(39)	(2,661)
Balance at March 31, 2023	$1,119	$2,298	$408	$3,825

Total revenue-related reserves as of March 31, 2023 and December 31, 2022, included in our consolidated balance sheets, are summarized as follows:

	March 31,	December 31,
	2023	2022
Components of accounts receivable	$(175)	$(304)
Components of other current liabilities	4,000	4,203
Total revenue-related reserves	$3,825	$3,899

Primarily all of the Company’s trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

4.           Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$—	$—
Work-in-process	13,517	6,312
Finished Goods	9,908	15,287
	$23,425	$21,599

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2023	2022
Furniture, fixtures and vehicles	$224	$224
Computer hardware and software	345	345
Leasehold improvements	3,931	3,931
Lab equipment	4,017	4,017
Construction in progress	24	—
Total property and equipment	8,541	8,517
Less: Accumulated depreciation	(7,148)	(6,859)
Total property and equipment, net	$1,393	$1,658

Depreciation expense was $289 and $359 during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, $198 and $226, respectively, of our property and equipment, net was in the United Kingdom.

6.           Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments as of March 31, 2023 and December 31, 2022 are summarized in the following table.

		As of March 31, 2023			As of December 31, 2022
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$2,000	$18,000	$20,000	$1,750	$18,250
		$20,000	$2,000	$18,000	$20,000	$1,750	$18,250

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

7.           Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued research and development expenses	$2,896	$8,378
Accrued employee compensation and benefits	5,644	11,213
Accrued collaboration expenses	8,288	7,522
Accrued legal, commercial and professional fees	3,988	2,866
Other	69	133
	$20,885	$30,112

8.           Share-Based Compensation

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

2015 Plan

As of March 31, 2023, there were 1,951,667 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance thereunder pursuant to such awards.

2018 Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Plan, which became effective on May 23, 2018. The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2023, increased by 2,787,900 Class A common shares. As of March 31, 2023, 6,877,727 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2022, the Company’s board of directors resolved not to increase the number of Class A common shares reserved for issuance under the 2018 ESPP. As of March 31, 2023, 562,890 Class A common shares were available for future issuance under the 2018 ESPP.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding as of December 31, 2022	10,144,618	$13.36
Granted	46,200	$13.91
Exercised	(14,859)	$7.56
Forfeited	(90,973)	$15.79
Outstanding as of March 31, 2023	10,084,986	$13.35
Share options exercisable as of March 31, 2023	5,982,120	$13.61
Share options unvested as of March 31, 2023	4,102,866	$12.96

As of March 31, 2023, total unrecognized compensation expense related to the unvested share option awards was $31,910 which is expected to be recognized over a weighted average remaining period of 2.51 years.

Restricted Share Units

Beginning in March 2021, the Company began granting RSUs with service conditions (“Time-Based RSUs”) to eligible employees as part of its equity incentive compensation. The Time-Based RSUs vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued employment through such dates.

During the years ended December 31, 2020 and 2019, the Company granted the first RSU awards (“First RLTIP RSU Awards”) as part of the RLTIP to eligible employees. During the year ended December 31, 2021, the FDA Milestone (as defined in RLTIP) was achieved (the date of such achievement, the “Achievement Date”) and (1) the number of Class A common shares issuable under the First RLTIP RSU Awards were determined in accordance with the RLTIP and vested in one installment in March 2022, and (2) the Company granted a second set of RSU awards to eligible employees on the Achievement Date with respect to a number of shares determined in accordance with the RLTIP, which vested in one installment in March 2023.

During the three months ended March 31, 2023 and 2022, the Company recognized compensation expense of $1,529 and $619, respectively, related to RSUs including those granted in connection with the RLTIP.

The following table summarizes RSU activity, including the RSUs issued under the RLTIP for the three months ended March 31, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2022	1,742,401	$12.76
Granted	69,045	$13.91
Vested	(115,907)	$20.15
Forfeited	(39,462)	$11.86
Unvested RSUs as of March 31, 2023	1,656,077	$12.31

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of March 31, 2023, total unrecognized compensation cost related to the RSU awards was $16,991 which is expected to be recognized over a weighted average remaining period of 3.06 years.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2023	2022
Cost of goods sold	$286	$180
Research and development expenses	1,444	1,976
Selling, general and administrative expenses	4,385	3,875
	$6,115	$6,031

9.Out-Licensing Agreements

Genentech License Agreement

In August 2022, the Company entered into a license agreement (the “Genentech License Agreement”) with Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively, “Genentech”), pursuant to which the Company granted Genentech exclusive worldwide rights to develop, manufacture and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”). The Genentech License Agreement became effective on September 12, 2022 (the “Genentech Effective Date”).

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license. In the first quarter of 2023, following the Company’s last delivery of certain drug supplies to Genentech, the Company received an additional $20,000 payment. In addition, the Company will be eligible to receive up to approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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

Accounting for the Genentech License Agreement

As of the Genentech Effective Date, the Company identified the following performance obligations in the Genentech License Agreement: (i) the delivery of the exclusive license for vixarelimab; (ii) an initial drug supply delivery; (iii) a drug product resupply delivery; and (iv) completion of the Phase 2b clinical trial for vixarelimab.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The Company determined the transaction price at the inception of the Genentech License Agreement which consists of the $80,000 upfront payment. The Company determined that the $20,000 variable consideration related to the delivery of the initial drug supply and drug product resupply was no longer constrained during the fourth quarter of 2022, as the Company determined that it could assert it was not probable that a significant reversal in the amount of cumulative revenue recognized would occur. The Company met the initial drug supply and drug product resupply obligation in the first quarter of 2023 and has received the related $20,000 payment.

As noted above, the Company identified four performance obligations in the Genentech License Agreement: (i) the delivery of the exclusive license for vixarelimab; (ii) an initial drug supply delivery; (iii) a drug product resupply delivery; and (iv) completion of the Phase 2b clinical trial for vixarelimab. The selling price of each performance obligation in the Genentech License Agreement was determined based on the Company’s standalone selling price with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the transaction price to each of the four performance obligations noted above.

Performance Obligation	Method of Recognition
Exclusive license for vixarelimab

Point in time; upon transfer of the license to Genentech, as control of the license was transferred on the Genentech Effective Date and Genentech could begin to use and benefit from the license on that date.

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

The Company recognized $5,686 of collaboration revenue during three months ended March 31, 2023 under the Genentech License Agreement related to the license, completed portion of the Phase 2b clinical trial for vixarelimab, and materials delivered. The Company expects to recognize the remaining deferred revenue associated with the Genentech License Agreement over the remaining portion of the Phase 2b clinical trial for vixarelimab.

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

Accounting for the Mavrilimumab Huadong Collaboration Agreement

As of the Effective Date, the Company identified the following performance obligations in the mavrilimumab Huadong Collaboration Agreement: delivery of (i) exclusive license for mavrilimumab in the Huadong Territory and (ii) clinical manufacturing supply of certain materials for mavrilimumab products in the Huadong Territory.

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

Accounting for the Rilonacept Huadong Collaboration Agreement

As of the Effective Date, the Company identified one performance obligation in the rilonacept Huadong Collaboration Agreement: the exclusive license for rilonacept and clinical and commercial manufacturing obligations for rilonacept products in the Huadong Territory. Huadong cannot exploit the value of the exclusive license for rilonacept products in the Huadong Territory without receipt of supply as the exclusive license for rilonacept products in the Huadong Territory does not convey to Huadong the right to manufacture and therefore the Company has combined the exclusive license for rilonacept products in the Huadong Territory and the manufacturing obligations into one performance obligation.

The Company determined the transaction price at the inception of the rilonacept Huadong Collaboration Agreement which includes $12,000, consisting of the upfront payment. The Company also includes an estimate of variable consideration associated with the clinical and commercial manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

milestones, sales milestones and royalties are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties and sales milestones will be recognized as the Company delivers the commercial manufactured product to Huadong. Any changes in estimates may result in a cumulative catch-up based on the number of units of manufactured product delivered.

The Company recognizes revenue for the single performance obligation in the rilonacept Huadong Collaboration Agreement consisting of the exclusive license for rilonacept and clinical and commercial manufacturing obligations for rilonacept products in the Huadong Territory at a point in time, upon which control of materials are transferred to Huadong for each delivery of the associated materials. The Company currently expects to recognize the revenue over the life of the agreement. This estimate considers the timing of development and commercial activities under the rilonacept Huadong Collaboration Agreement and may be reduced or increased based on changes in the various activities.

The Company has not recognized any revenue under the rilonacept Huadong Collaboration Agreement for the three months ended March 31, 2023 as there has been no delivery of materials under the rilonacept Huadong Collaboration Agreement to date. The transaction price of $11,931 is recorded in non-current deferred revenue and $69 is recorded in current deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes the Company’s contract assets and contract liabilities in connection with license and collaboration agreements for the three months ended March 31, 2023:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Three Months Ended March 31, 2023
Contract Assets:
Genentech vixarelimab	$7,656	$—	$—	$(7,656)	$—
Contract Liabilities:
Genentech vixarelimab	$—	$20,000	$(5,686)	$(7,656)	$6,658
Huadong rilonacept	12,000	—	—	—	12,000
Total Contract Liabilities	$12,000	$20,000	$(5,686)	$(7,656)	$18,658

10.           License and Acquisition Agreements

Biogen Asset Purchase Agreement

In September 2016, the Company entered into an asset purchase agreement (the “Biogen Agreement”) with Biogen MA Inc. (“Biogen”) to acquire all of Biogen’s right, title and interest in and to certain assets used in or relating to vixarelimab and other antibodies covered by certain patent rights, including patents and other intellectual property rights, clinical data, know-how, and clinical drug supply. In addition, Biogen granted the Company a non-exclusive, sublicensable, worldwide license to certain background patent rights related to the vixarelimab program. The Company is obligated to use commercially reasonable efforts to develop and commercialize such acquired products.

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of March 31, 2023. Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The Company also agreed to pay certain obligations under third party contracts retained by Biogen that relate to the vixarelimab program. Under these retained contracts, the Company paid a one-time upfront sublicense fee and is obligated to pay insignificant annual maintenance fees as well as clinical and regulatory milestone payments of up to an aggregate of $1,575.

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

During the three months ended March 31, 2023, the Company did not record any research and development expense in connection with the Biogen Agreement.

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

During the three months ended March 31, 2023 and 2022, the Company did not record any research and development expense in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three months ended March 31, 2023 and 2022, the Company recognized $8,288 and $8,254 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses. The Company recorded $6,000 of profit sharing expense during the three months ended March 31, 2022, related to the rilonacept Huadong Collaboration Agreement.

Pursuant to the Regeneron Agreement, during the year ended December 31, 2021, the Company entered into a commercial supply agreement under which Regeneron agreed to manufacture product for the Company’s clinical and commercial use. The commercial supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three months ended March 31, 2023 and 2022, the Company did not incur any research and development expense related to the purchase of drug materials under the clinical supply agreement. The Company’s inventory balance as of March 31, 2023 and December 31, 2022, of $23,425 and $21,599, respectively, were purchased under the commercial supply agreement. As of March 31, 2023, the Company had non-cancelable purchase commitments under the commercial supply agreement (see Note 13).

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in aggregate for the first two indications, of which $57,500 remain as of March 31, 2023. In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. In July 2020, the Company entered into an amendment to the MedImmune Agreement to establish a new coronavirus field and defer the payment of certain development and regulatory milestones as applied to the new coronavirus field. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000 and higher. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double-digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

During the three months ended March 31, 2023 and 2022, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

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

Basic and diluted net loss attributable to common shareholders was calculated as follows:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss attributable to common shareholders	$(12,270)	$(25,210)
Denominator:
Weighted-average shares outstanding - basic and diluted	69,751,697	69,136,901
Basic and dilute net loss per share	$(0.18)	$(0.36)

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

	Three Months Ended
	March 31,
	2023	2022
Share options to purchase common shares	10,084,986	8,789,357
Unvested RSUs	1,656,077	665,770
Total anti-dilutive shares	11,741,063	9,455,127

12.         Income Taxes

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

Although Bermuda has no corporate income tax the Company’s income tax rate for the three months ended March 31, 2023 is due to Kiniksa UK’s and Kiniksa US’s income subject to taxation in each of their respective countries. Income tax provision for the three months ended March 31, 2023 was $2,906. The provision for income taxes is primarily driven by income earned in the UK and U.S. offset in part by tax benefits from Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits.

While the Company still maintains a full valuation allowance on its U.S. deferred tax assets as of March 31, 2023, based on current U.S. forecasted income, it is reasonably possible that the Company will release its valuation allowance on its U.S. deferred tax assets within one year.

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

A number of countries have begun to enact legislation to implement the Organization for Economic Cooperation and Development's ("OECD") international tax framework. The Company is currently monitoring these developments and is in the process of evaluating the potential impact on its results of operations.

13.         Commitments and Contingencies

License Agreements

The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 10).

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Manufacturing Commitments

The Company entered into a commercial supply agreement with Regeneron to provide both clinical supply and commercial product (see Note 10). The Company entered into agreements with several CMOs to provide the Company with preclinical and clinical trial materials. As of March 31, 2023, the Company had committed to minimum payments under these agreements totaling $11,743 all of which are due within one year.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023 or December 31, 2022.

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K (our “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. As a result of many factors, including those factors set forth in the risks identified in Part II-Item 1A “Risk Factors” section of this Quarterly Report and our other filings with the Securities and Exchange Commission (the “SEC”) our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Overview

We are a biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. Our immune-modulating assets, ARCALYST, KPL-404 and mavrilimumab, are based on strong biologic rationale or validated mechanisms, target a spectrum of underserved cardiovascular and autoimmune conditions, and offer the potential for differentiation.

ARCALYST is an interleukin-1α and interleukin-1β cytokine trap. In 2017, we licensed ARCALYST from Regeneron, who discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear. We received U.S. Food and Drug Administration (“FDA”), approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is commercially available across the United States through a network of distributors. ARCALYST is also approved in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”) specifically Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in Deficiency of Interleukin-1 Receptor Antagonist (“DIRA”) in adults and children weighing 10 kg or more. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States, and evenly split profits on sales, as well as third party proceeds, with Regeneron. In March 2023, Regeneron initiated a technology transfer of the manufacturing process for ARCALYST drug substance and we are working with Regeneron to identify and qualify a new CDMO.

KPL-404 is an investigational monoclonal antibody inhibitor of CD40-CD154 interaction. In 2019, we acquired all of the outstanding securities of Primatope Therapeutics, Inc. (“Primatope”), the company that owned or controlled the intellectual property related to KPL-404. In connection with our acquisition of Primatope, we acquired an exclusive world-wide license to KPL-404 from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”). The CD40-CD154 interaction is a key T-cell co-stimulatory signal critical for B-cell maturation, immunoglobulin class switching and Type 1 immune response. We believe disrupting the CD40-CD154 interaction is an attractive approach to address multiple autoimmune disease pathologies such as rheumatoid arthritis (“RA”), Sjogren’s syndrome, Graves’ disease and systemic lupus erythematosus. In May 2021, we announced positive final data from our Phase 1 single-ascending-dose clinical trial of KPL-404 in healthy volunteers, which evaluated safety and pharmacokinetics, as well as receptor occupancy and T-cell dependent antibody response. In December 2021, we initiated a Phase 2 clinical trial of KPL-404 in RA, which is designed to evaluate pharmacokinetics, safety and efficacy with subcutaneous administration. In January 2023, we announced that we had completed enrollment of the multiple-ascending-dose portion of such trial. We are currently enrolling the proof-of-concept portion of the trial. We expect data from the trial in the first half of 2024.

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

Our ability to generate product revenue sufficient to achieve sustained corporate profitability will depend heavily on the continued commercialization of ARCALYST and the development and eventual commercialization of one or more of our current or future product candidates, if approved. While our ARCALYST collaboration with Regeneron has achieved profitability, such profits remain small compared to our total net losses and there is no guarantee that our ARCALYST collaboration with Regeneron will remain profitable in the future. In addition, payments and royalties arising from out-licensing, collaboration or other similar agreements, though potentially substantial, are often isolated events and cannot be relied upon to generate significant and sustained revenue. For the three months ended March 31, 2023, our net losses were $12.3 million. As of March 31, 2023, we had an accumulated deficit of $504.3 million. We expect to incur operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, we expect to continue to incur significant expenses related to product manufacturing, including technology transfer costs, marketing, sales and distribution of ARCALYST. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $187.5 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed.

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

In February 2022, we entered into two collaboration and license agreements (the “Collaboration Agreements”), with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), pursuant to which we granted Huadong exclusive rights to develop and commercialize rilonacept and mavrilimumab, referred to as the Licensed Products, in the Asia Pacific region excluding Japan, or the Territory. We otherwise retained our current rights to the Licensed Products outside the Territory.

Under the Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which includes $12.0 million for the Territory license of rilonacept and $10.0 million for the Territory license of mavrilimumab. In addition, we will be eligible to receive contingent payments, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay us tiered percentage royalties on a Licensed Product-by-Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Licensed Product in the Territory, subject to certain reductions tied to rilonacept manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Licensed Product-by-Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Licensed Product in such country or region in the Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers the applicable Licensed Product in such country or region in the Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Licensed Product in such country or region in the Territory. We recognized the $10.0 million related to the mavrilimumab license during the year ended December 31, 2022. We deferred the $12.0 million related to the rilonacept license agreement as of March 31, 2023, and will recognize revenue as materials are shipped.

In August 2022, we entered into a license agreement (the “Genentech License Agreement”) with Genentech, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies.

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. In the first quarter of 2023, following our last delivery of certain drug supplies to Genentech, we received an additional $20.0 million payment. We will be eligible to receive up to approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones as well as royalties in the low double digits to mid-teens on annual net sales, in each case before fulfilling our upstream financial obligations. We recognized a portion of the $80.0 million upfront payment and the $20.0 million payment related to the delivery of certain materials in the three months ended March 31, 2023 for the drug supply delivered and the completed portion of the in-progress Phase 2b prurigo nodularis clinical trial. We will recognize the remaining revenue associated with the transaction price over the remaining duration of the in-progress Phase 2b prurigo nodularis clinical trial.

Operating Expenses

Cost of Goods Sold

Cost of goods sold includes production and distribution costs of ARCALYST, and amortization of the $20.0 million payment we made to Regeneron and other miscellaneous product costs associated with ARCALYST. Cost of goods sold also includes labor and overhead costs associated with the production of ARCALYST associated with quality control, quality assurance, and supply chain activities.

Collaboration expenses

Collaboration expenses consist of Regeneron’s share of the profit related to ARCALYST sales under the license agreement with Regeneron (the “Regeneron Agreement”). We evenly split profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) our cost of goods sold for product used, sold or otherwise distributed for patient use by us; (ii) customary commercialization expenses, including the cost of our field force, and (iii) our cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits. With respect to technology transfer of the manufacturing process for ARCALYST drug substance initiated by Regeneron in March 2023, to the extent permitted by the Regeneron Agreement, the fully-burdened costs of each of us and Regeneron incurred in performing such technology transfer shall also be deducted from net sales of ARCALYST to determine profit. We also evenly split with Regeneron any proceeds received by us from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties.

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
●payments made in cash or equity securities under third party licensing, acquisition and other similar agreements;
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

Research and development activities are central to our business. Product candidates in later stages of clinical development generally have higher costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will be substantial over the next several years as we conduct our ongoing and/or planned clinical trials for our product candidates, as well as conduct other preclinical and clinical development, and make regulatory filings for our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates.

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

Other Income

Other income consists of interest income recognized from investments in money market funds, U.S. Treasury notes and other miscellaneous income offset by expenses related to investments.

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, there is no corporate income tax levied on an exempted company’s income, resulting in an effective zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses, while our assets remain in Bermuda. Our wholly owned U.S. subsidiaries, Kiniksa US, and Primatope are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals GmbH are subject to taxation in their respective countries. Our income tax provision is primarily driven by income earned in the UK and U.S. offset in part by tax benefits from the Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits (“R&D Credits”).

In the first quarter of 2022, we transferred exclusive rights to develop and commercialize mavrilimumab in the Asia Pacific region, excluding Japan, to Kiniksa UK.

In the third quarter of 2022, we transferred exclusive worldwide rights to develop and commercialize vixarelimab to Kiniksa UK.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022	Change

	(in thousands)

Revenue:
Product revenue, net	$42,659	$22,189	$20,470
License and collaboration revenue	5,686	10,000	(4,314)
Total revenue	48,345	32,189	16,156
Costs and Operating expenses:
Cost of goods sold	7,036	4,219	2,817
Collaboration expenses	8,288	8,254	34
Research and development	15,172	20,817	(5,645)
Selling, general and administrative	29,045	22,218	6,827
Total operating expenses	59,541	55,508	4,033
Loss from operations	(11,196)	(23,319)	12,123
Other income	1,832	34	1,798
Loss before income taxes	(9,364)	(23,285)	13,921
Provision for income taxes	(2,906)	(1,925)	(981)
Net loss	$(12,270)	$(25,210)	$12,940

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $42.7 million for the three months ended March 31, 2023, compared to $22.2 million for the three months ended March 31, 2022, an increase of $20.5 million. The increase in product revenue was primarily driven by an increase in patients.

License and Collaboration Revenue

We reported $5.7 million of license and collaboration revenue for the three months ended March 31, 2023, related to the Genentech License Agreement, compared to $10.0 million for the three months ended March 31, 2022, a decrease of $4.3 million. This decrease in license and collaboration revenue was primarily driven by the $10.0 million upfront payment recognized during the three months ended March 31, 2022 upon the signing of the mavrilimumab Collaboration Agreement in February of 2022 offset by the revenue recognized during the three months ended March 31, 2023, related to the Genentech License Agreement. We expect to recognize $12.0 million of deferred revenue related to the rilonacept Huadong Collaboration Agreement over the life of the agreement as materials are delivered and the remaining $6.7 million of the transaction price still to be recognized related to the Genentech License Agreement over the life of the in-progress Phase 2b prurigo nodularis clinical trial.

Cost of Goods Sold

We recognized cost of goods sold from the sale of ARCALYST of $7.0 million for the three months ended March 31, 2023, compared to $4.2 million for the three months ended March 31, 2022, an increase of $2.8 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST. We expect cost of goods sold to increase as we initiate and conduct a technology transfer of the manufacturing process for ARCALYST drug substance.

Collaboration Expenses

Collaboration expenses were $8.3 million for the three months ended March 31, 2023 and 2022. Collaboration expenses increased due to increased revenue from sales of ARCALYST offset by a $6.0 million expense related to the rilonacept Huadong Collaboration Agreement recognized during the three months ended March 31, 2022. We expect to continue to incur collaboration expenses associated with sales of ARCALYST.

Research and Development Expenses

	Three Months Ended
	March 31,
	2023	2022	Change

	(in thousands)
Rilonacept (ARCALYST)	$558	$1,857	$(1,299)
KPL-404	3,446	2,205	1,241
Mavrilimumab	(272)	3,512	(3,784)
Vixarelimab	2,047	2,805	(758)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	6,413	6,970	(557)
Other	2,980	3,468	(488)
Total research and development expenses	$15,172	$20,817	$(5,645)

Research and development expenses were $15.2 million for the three months ended March 31, 2023, compared to $20.8 million for the three months ended March 31, 2022, a decrease of $5.6 million.

The direct costs for our ARCALYST program were $0.6 million during the three months ended March 31, 2023, compared to $1.9 million during the three months ended March 31, 2022, a decrease of $1.3 million. The expense reduction for the three months ended March 31, 2023, is due to the limited remaining close-out costs of the RHAPSODY trial, our global, pivotal Phase 3 clinical trial in recurrent pericarditis. The expenses for the three months ended March 31, 2022, related primarily to the long-term extension portion of the RHAPSODY trial.

The direct costs for our KPL-404 program were $3.4 million during the three months ended March 31, 2023, compared to $2.2 million during the three months ended March 31, 2022, an increase of $1.2 million. The increase in expenses incurred primarily related to the initiation cost of cohort three and continuation of the first two cohorts of our Phase 2 trial in RA during the three months ended March 31, 2023, as compared to initial cost of the first two cohorts of our Phase 2 trial in RA, for the three months ended March 31, 2022.

The direct costs (credits) for our mavrilimumab program were ($0.3) million during the three months ended March 31, 2023, compared to $3.5 million during the three months ended March 31, 2022, or a decrease of $3.8 million. The decrease in expenses incurred is primarily related to trial cost reductions identified by our CRO in our Phase 3 clinical trial in COVID-19 related ARDS during close-out reconciliations during the three months ended March 31, 2023, compared to the wind-down activities of the Phase 3 clinical trial in COVID-19 related ARDS during the three months ended March 31, 2022.

The direct costs for our vixarelimab program were $2.0 million during the three months ended March 31, 2023, compared to $2.8 million during the three months ended March 31, 2022, a decrease of $0.8 million. Expenses incurred during the three months ended March 31, 2023, were primarily related to our ongoing Phase 2b clinical trial in prurigo nodularis while during the three months ended March 31, 2022, expenses were primarily related to the initiation of our Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $9.4 million for the three months ended March 31, 2023, compared to $10.4 million for the three months ended March 31, 2022, a decrease of $1.0 million. The decrease of $1.0 million in unallocated research and development expenses was primarily due to a reduction in late stage clinical trial activity. Personnel-related costs for the three months ended March 31, 2023 and 2022, included share-based compensation of $1.4 million and $2.0 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $29.0 million for the three months ended March 31, 2023, compared to $22.2 million for the three months ended March 31, 2022. The increase of $6.8 million was primarily due to an increase of $4.5 million in personnel-related costs and $1.7 million in sales and marketing costs related to the expansion of the salesforce. Personnel-related costs for the three months ended March 31, 2023 and 2022, included share-based compensation of $4.4 million and $3.9 million, respectively.

Other Income

Other income was $1.8 million for the three months ended March 31, 2023 compared to other income of less than $0.1 million for the three months ended March 31, 2022. The increase was primarily due to higher interest rates on U.S. Treasury notes and a larger average balance in short term investments.

Provision for Income Taxes

For the three months ended March 31, 2023, we recorded an income tax provision of $2.9 million relating primarily to income earned in the UK and the U.S., net of the FDII deduction and R&D Credits utilized. For the three months ended March 31, 2022, we recorded an income tax provision of $1.9 million relating primarily to the current tax expense due to income from our cost plus arrangements in the United States, net of R&D Credits utilized. During the three months ended March 31, 2022, there was no UK tax provision because Kiniksa UK was in a net loss position and had a full valuation allowance against its deferred tax asset. We expect our UK current tax provision to be partially reduced by net operating losses to the extent available. While we still maintain a full valuation allowance on the U.S. deferred tax assets as of March 31, 2023, based on current U.S. forecasted income, it is reasonably possible that the Company will release its valuation allowance on its U.S. deferred tax assets within one year.

Liquidity and Capital Resources

As of March 31, 2023, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $187.5 million. Net loss was $12.3 million and $25.2 million for the three months ended March 31, 2023 and 2022, respectively. We expect to incur operating losses for the foreseeable future.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, annual maintenance fees and to meet due diligence requirements, each based upon specified milestones. Under our license agreement with Regeneron, we have entered into supply agreements to provide both clinical and commercial product. We have committed to minimum payments to Regeneron of $7.6 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $5.9 million, of which $3.7 million are due within one year. We expect to incur additional cash commitments as we conduct a technology transfer of the manufacturing process for ARCALYST, drug substance.

Under various agreements with third parties, we are entitled to receive upfront payments, milestone payments, and royalties, each based upon specified milestones. In the first quarter of 2023, we received $20.0 million for delivery of certain drug supplies as part of the Genentech License Agreement.

These agreements impact our short-term and long-term liquidity and capital needs.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(4,267)	$(36,846)
Net cash used in investing activities	(37,920)	(22,723)
Net cash provided by financing activities	90	423
Net decrease in cash and cash equivalents	$(42,097)	$(59,146)

Operating Activities

During the three months ended March 31, 2023, operating activities used $4.3 million of cash which primarily consisted of our net loss of $12.3 million, adjusted for non-cash items of $7.7 million and working capital decrease of $0.3 million. Non-cash items were comprised primarily of $6.1 million of stock based compensation, offset by $1.1 million of amortization of premiums and accretion of discounts on short-term investments. Working capital decreased primarily due to a $7.7 million decrease in contract assets, a $6.7 million increase in deferred revenue both related to the $20.0 million received as part of the Genentech License Agreement and a $5.2 million decrease in accounts receivable, offset by a $10.6 million decrease in accrued expenses attributable to a lower level of late stage clinical trials and $6.5 million decrease in accounts payable attributable to timing of inventory purchases.

During the three months ended March 31, 2022, operating activities used $36.8 million of cash, primarily resulting from our net loss of $25.2 million as well as net cash used by our operating assets and liabilities of $19.2 million offset by non-cash charges of $7.6 million. Net cash used by our operating assets and liabilities for the three months ended March 31, 2022, consisted primarily of a $25.5 million increase in account receivable primarily due to the Huadong Collaboration Agreements, a $9.5 million increase in inventory and a $3.9 million increase in prepaid expenses and other current assets, offset by an increase of $12.0 million in deferred revenue as a result of the Rilonacept Huadong Collaboration Agreement, and a $4.1 million increase in accrued expenses and other current liabilities as a result of the upfront payment profit share of the Huadong Collaboration Agreement with Regeneron.

Investing Activities

During the three months ended March 31, 2023, investing activities used $37.9 million of cash, primarily consisting of $52.9 million of purchases of short-term investments, offset by $15.0 million of maturities of short-term investments.

During the three months ended March 31, 2022, investing activities used $22.7 million of cash, consisting of $30.2 million of purchases of short-term investments, offset by $7.5 million of maturities of short-term investments.

Financing Activities

During the three months ended March 31, 2023 and 2022, net cash provided by financing activities was $0.1 million and $0.4 million, respectively, consisting of proceeds from the exercise of share options.

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

●	conduct our current and planned clinical trials for our current and future product candidates;
●	increase clinical and commercial manufacturing capabilities, make arrangements with additional third party manufacturers to successfully manufacture our products and product candidates and perform activities related to our technology transfer of the manufacturing process for ARCALYST drug substance;
●	develop and timely deliver clinical grade and commercial grade product formulations that can be used in our clinical trials and for commercial sale;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	maintain, establish, and/or expand a sales, marketing, medical affairs and distribution infrastructure to commercialize ARCALYST or any of our current or future product candidates for which we may obtain marketing approval and intend to commercialize on our own;
●	launch commercial sales of any of our current or future product candidates, if and when approved, whether alone or in collaboration with others;
●	make milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●	expand our operational, financial and management systems and increase personnel globally to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio; and
●	in-license or acquire other product candidates and technologies or their related businesses if we determine to do so.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Financial Statements (Unaudited)” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	accrued research and development expenses;
●	revenue recognition; and
●	realizability of deferred tax assets.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2023, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates and has been volatile over the past several fiscal quarters. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We are a biopharmaceutical company that began generating revenue from product sales in 2021. We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

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

To date, we have incurred significant losses. For the three months ended March 31, 2023, our net losses were $12.3 million and as of March 31, 2023, we had an accumulated deficit of $504.3 million. We expect to incur losses for the foreseeable future as a result of many factors, including:

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
●manufacturing our products and product candidates for clinical or commercial use, increasing our manufacturing capabilities, adding additional manufacturers or suppliers and performing activities related to our technology transfer of the process for manufacturing ARCALYST drug substance;
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
●creating additional infrastructure to support our product development and commercialization efforts; and
●experiencing delays or encountering issues with any of the above, including but not limited to failed trials, complex results, safety issues, regulatory challenges that require longer follow-up of existing trials, additional major trials, additional supportive trials in order to pursue marketing approval, a pandemic or other outbreak of disease, or the global economic slowdown and rising inflation.

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
●the amount and timing of sales revenues from ARCALYST or any of our product candidates, if approved in the future, including the sales price and the availability of coverage and adequate third party reimbursement;
●competitive and potentially competitive products and technologies and patients’ and prescribers’ receptivity to ARCALYST or any of our product candidates if approved in the future and the technology underlying them in light of competitive products and technologies;
●the costs and timing of payments for producing ARCALYST or any of our product candidates to support clinical trials as well as the potential commercial launch of any of our product candidates if approved in the future, reserving manufacturing slots, or transferring manufacturing technology to third party manufacturers;
●the results from, and the time and cost necessary for development of our product candidates;
●the costs and timing of establishing and maintaining clinical trial sites for the development of our product candidates, both in the United States and in jurisdictions outside of the United States, including as a result of global political turmoil, including pandemics or other outbreaks of disease and the ongoing war in Ukraine;
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
●any delays in our ability to produce sufficient quantities of ARCALYST, or any of our future products, at an acceptable cost or quality, including such delays arising out of quality assurance concerns or changes in regulatory guidance, or those caused by our reliance on our third party manufacturers;
●any delays in the ongoing technology transfer of the process for manufacturing ARCALYST drug substance;
●our inability and the inability of any third parties upon which we rely to effectively distribute products in a timely manner;
●our inability to provide prescribers and patients adequate support and training to build comfort around the preparation and administration process to initiate and continue to use ARCALYST or any of our future products;
●our inability to develop or sustain robust patient support programs to optimize the patient and customer experience with ARCALYST or any of our future products;
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

Our current or future products may not gain or sustain market acceptance by prescribers, patients, or third party payors (e.g., governments and private health insurers), in which case our ability to generate product revenues will be impaired.

Even with FDA or any other regulatory authority approval of the marketing of ARCALYST or any of our other product candidates in the future (whether developed on our own or with a collaborator), prescribers, healthcare providers, patients, the medical community or third party payors may not accept or use ARCALYST or any of our future product candidates, or may effectively block or limit their use in the case of third party payors. While ARCALYST has seen near-term success in the U.S., it is not certain we will be able to sustain such success over the long-term. If ARCALYST or any of our other product candidates, if approved, do not achieve an adequate level of sustained acceptance, we may not generate a sufficient level of product revenue or profits from operations, if at all. Sustained market acceptance of ARCALYST in its approved indications, or any of our future products and continued use of such products by our patients, will depend on a variety of factors, including:

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
●publications of scientific literature and consensus papers favorable to the administration of our products and product candidates; and
●other potential advantages over alternative treatment methods.

If ARCALYST or any of our future approved products, if any, fail to gain market acceptance, our ability to generate revenue will be adversely affected. Even if ARCALYST or any future products achieve market acceptance, the relevant market may prove not to be large enough to allow us to generate significant and sustained revenue.

The successful commercialization of our current and future products, if any, will depend in part on the extent to which third party payors, including governmental authorities and private health insurers, provide funding, establish and maintain favorable coverage and pricing policies and set adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for our current and future products, if any, could limit our ability to market those products and decrease our ability to generate revenue.

Our ability to continue to commercialize ARCALYST in its approved indications or any of our future products, if any, particularly in orphan or rare disease indications, will depend in part on the availability of favorable coverage, patient affordability and the adequacy of reimbursement for ARCALYST or the future product and alternative treatments from third party payors (e.g., governmental authorities, private health insurers and other organizations). We currently enjoy largely favorable coverage and reimbursement from third party payors for ARCALYST in the approved recurrent pericarditis indication and seek to maintain such favorable coverage and reimbursement.

We cannot be certain we will continue to effectively execute our coverage and reimbursement strategy in the markets we pursue, which could limit the future commercial potential of ARCALYST in the approved recurrent pericarditis indication or any of our product candidates, if approved.

Governmental authorities, private health insurers and other third party payors have attempted to control costs through a number of efforts, including by delaying the time to reimbursement, by restricting the breadth of coverage, by limiting the amount of reimbursement for particular products in terms of lower pricing and by increasing the proportion of the cost for which the patient is responsible. There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be limited to a subset of the patient population for which the treatment is approved by the FDA or similar regulatory authorities outside the United States, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used. Coverage and reimbursement barriers by payors may materially impact the demand for, or the price of, ARCALYST and any product candidate for which we obtain marketing approval, if any. If coverage and reimbursement are not available, or available only at limited levels, or if such coverage will require patient out-of-pocket costs that are unacceptably high, our ability to successfully commercialize ARCALYST or any of the product candidates for which we obtain marketing approval may be adversely affected. Moreover, any coverage or reimbursement that may be obtained may be decreased or eliminated in the future. For example, in January 2023, one of the large private health insurers that currently covers ARCALYST placed ARCALYST on its exclusion list for the CAPS indication, which could create hurdles for new patients seeking coverage for their prescriptions in all indications.

We may also be unable to adequately satisfy a third party payor’s value/benefit assessment on an ongoing basis. It is possible that third party payors will select low-cost clinical comparators that serve as benchmarks for determining relative value, including generics, biosimilars and lower costs brands with or without the same approved indication. The result of such a change would be a more challenging value/benefit assessment caused by a more challenging basis for comparison and the potential for a worse relative outcome. Third party payors may determine that we have failed to generate sufficient evidence to demonstrate the relative benefits of ARCALYST or any of our product candidates, if approved, and refuse to provide coverage and reimbursement entirely, or many find the evidence not sufficiently compelling to support the desired pricing and reimbursement. Similarly, payors may implement coverage criteria that further restricts the use of ARCALYST or any of our product candidates, if approved, beyond the approved label, which could adversely affect their commercial potential, including, for example, situations where a patient must be proven to not adequately respond to the lower-cost comparator.

Third party payors also revisit their previously established coverage policies from time to time and often introduce more challenging price negotiation methodologies under a number of circumstances, including, but not limited to the entrance of new competitors, including branded drugs, generics and biosimilars, into the market. It is possible that a third party payor may consider our products and product candidates, if approved, as substitutable and only be willing to cover the cost of the alternative product. Even if we show improved efficacy, safety or improved convenience of administration with ARCALYST or any of our product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge. Third party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound. In other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and/or reimbursement levels. The potential of third party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to continue to commercialize ARCALYST or successfully commercialize any of our product candidates, if approved. Third party payors may also employ challenging price negotiation tactics in the event of a proposed price increase of our current and future products. See “Risks Related to Commercialization – It may be difficult for us to realize the benefit of increasing the price of certain of our commercialized products, due to unfavorable actions that third party payors and other market participants may take. ”

It may be difficult for us to realize the benefit of increasing the price of certain of our commercialized products, due to unfavorable actions that third party payors and other market participants may take.

We have and may continue periodically to increase the price of ARCALYST or any of our future products. We may be unable to realize commercial benefits from such price increases due to unfavorable actions that third party payors (including governmental authorities and private health insurers) may take in response to price increases. Even if price increases lie below contractual price protection clauses, payors may request price concessions in exchange for covering our products or may opt to change coverage or reimbursement policies with respect to such products. If we cannot successfully negotiate with such payors, we may be forced to provide significant price concessions or, if we fail to arrive at a satisfactory resolution, lose favorable coverage or reimbursement for patients served by such payor. In such an event, we may see materially negative impacts on the patients we seek to serve and our business operations.

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

Net prices for products may be reduced by mandatory discounts or legislated rebates that must be paid in order to participate in government healthcare programs or paid to other third party payors. Mandatory discounts can be legislated at any time in any market. Similarly, some markets currently have pricing legislation that sets the price of a pharmaceutical product in their market by referencing the price of that product in other markets, known as international reference pricing. International reference pricing has the potential to impact price cut decisions in individual countries and the countries that reference the pricing of certain other individual countries.

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

If we enter into arrangements with third parties to perform sales, marketing, distribution and other commercial support services, our product revenues or the profitability of these revenues to us are likely to be lower than if we were to market and sell any approved product candidates ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our approved product candidates, if any, or may be unable to do so on terms that are favorable to us. Further, we will likely have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our approved product candidates effectively. However, developing a sales, marketing and access organization requires significant investment, is time consuming and if not completed as planned could delay the launch of our approved product candidates. Furthermore, we may not be able to adequately establish an effective sales, marketing, distribution and access organization in the European Union (the “EU”) or other key markets in which we may obtain approval for the commercial marketing of our product candidates outside of the United States. If we are unable to maintain or establish sales, as applicable, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our approved product candidates, if any, and the approved product candidates’ ability to generate any revenue may be impaired. Furthermore, our business, results of operations, financial condition and prospects will be materially adversely affected.

Any future growth outside of the United States would be subject to additional regulatory burdens and other risks and uncertainties.

Our future corporate profitability may depend, in part, on our ability to commercialize our current and future products in markets outside of the United States either on our own or through collaborations with third parties.

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

Manufacturers and their facilities are required to comply with extensive requirements of regulatory authorities, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices or similar foreign regulations (“cGMP”). As such, we and our CMOs will be subject to user fees and continual review and inspections to assess compliance with cGMP or similar foreign regulations and adherence to commitments made in any biologics license applications (“BLAs”) or Marketing Authorization Applications (“MAAs”). Accordingly, we and our CMOs and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, customers and third party payors will be subject to applicable anti-kickback, fraud and abuse, physician and other healthcare professional payment and price transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare professionals, physicians and third party payors play a primary role in the recommendation and prescription of ARCALYST and any product candidates for which we obtain marketing approval. Our commercial arrangements may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current and future products.

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
●the Health Insurance Portability and Accountability Act (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
●analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare professionals or marketing expenditures and pricing information; and
●similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare professionals, which may be applicable even if we are not commercializing a product in such jurisdictions.

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

Each of our product candidates requires substantial preclinical or clinical development and manufacturing support and, if approved, an organization to facilitate a successful product launch and commercialization, which may not be synergistic with our existing capabilities, before we will be able to generate any revenue from product sales. The success of our current and future product candidates depends upon several factors, including the following:

●submission to and authorization to proceed with clinical trials by the FDA under investigational new drug applications (“INDs”), and clinical trial applications (“CTAs”) to applicable authorities outside of the United States for our product candidates to commence planned clinical trials or future clinical trials;
●successful completion of nonclinical studies, including toxicology studies, pharmacological, and biodistribution studies, as conducted, where applicable, under the FDA’s good laboratory practices regulations, or similar foreign standards (“GLP”);
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
●successful development of our manufacturing processes and transfer to third party CDMO facilities to support our development and commercialization activities in a manner compliant with all regulatory requirements;
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
●adoption of our products, if and when approved, by patients, patient-advocates, the medical community and third party payors;
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

Not all of our clinical trials have been conducted as initially planned or completed on our initial projected schedule, and accordingly, we cannot guarantee that any of our current or future clinical trials will be conducted as initially planned or completed on our initial projected schedule, if at all. Further, even if conducted on time, a clinical trial may result in unfavorable or statistically insignificant results. For example, in December 2021, we announced that the primary efficacy endpoint of the Phase 3 clinical trial of mavrilimumab in COVID-19-related ARDS did not reach statistical significance. We subsequently decided to not progress mavrilimumab in the COVID-19-related ARDS indication. Clinical trials are a lengthy process that require the expenditure of significant money and human capital. Failing to achieve desired efficacy or identifying of a novel safety hazard in turn represents an inability to successfully recoup such expense via a potential commercialization of the product candidate, if approved. Sufficient inability to recoup clinical trial expense via successful development could pose material risks to our business. See “Risk Factors – Risks Related to Product Development –We depend heavily on the success of one or more of our products and product candidates, which are in various stages of clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately successfully commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be significantly harmed.”

Commencing a clinical trial is subject to acceptance by the FDA of an IND or IND amendments, acceptance by competent authorities of the EU member states of a CTA under the EU Clinical Trials Regulation (“CTR”) or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, competent authorities of the EU member states or other applicable regulatory authorities. We have and may in the future receive feedback or guidance from regulatory authorities on our clinical trial design and protocols and, even after we incorporate such feedback or guidance from these regulatory authorities, such regulatory authorities may impose other requirements for our clinical trials, could disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant preclinical studies, clinical trials or chemistry, manufacturing and controls (“CMC”) data, or disagree or change their position on the acceptability of our trial designs, including the proposed dosing level or schedule, treatment duration, our definitions of the patient populations or the clinical endpoints selected, which may require us to complete additional preclinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect.

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

Successful completion of our clinical trials is a prerequisite to submitting a BLA or certain supplemental BLAs (“sBLA”) to the FDA and an MAA, to the European Medicines Agency (the “EMA”) or competent authorities of the EU member states, or other applicable regulatory authorities in other countries for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and any future product candidates. A failure of one or more of our current or future clinical trials can occur at any stage of testing, and our clinical trials may not be successful. We have experienced and may continue to experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, be allowed by regulatory authorities, need to be redesigned, or if we can activate sites or enroll participants on time, or if they will be completed on schedule, if at all. Events that have and may in the future delay or prevent commencement or successful completion of clinical development of our product candidates as planned and on schedule, if at all, include but are not limited to:

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
●participants not completing a clinical trial or not returning for post-treatment follow-up, including as a result of trial demands on participants;

●clinical trial sites withdrawing from or being unable to conduct activities, or participants withdrawing from clinical trials, including as a result of a pandemic or other outbreak of disease and the ongoing war in Ukraine;
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
●delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing either as a result of quality assurance or due to our reliance on third party manufacturers; and
●disruptions to our business operations, including our manufacturing operations, and the business operations of our third party manufacturers, CROs upon whom we rely to conduct our clinical trials, or other third parties with whom we conduct business or otherwise engage, as well as disruptions in supply chain distribution in the countries in which we conduct our clinical trials, our manufacturers produce our product candidates or we otherwise conduct business or engage with other third parties, now or in the future.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduced a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by the said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third party service providers, such as our CROs, may impact our development plans.

The United Kingdom’s (the “UK”) regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, on January 17, 2022, the Medicines and Healthcare products Regulatory Agency (the “MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials with the aim to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK government published its response to the consultation in March 2023, confirming that it would bring forward changes to the legislation. These resulting legislative amendments will be closely watched and will determine how closely the UK regulations will be aligned with the CTR. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the UK government not to closely align any new legislation with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

The process of finding and enrolling participants may prove costly, especially since we are looking to identify a subset of the participants eligible for our studies from a relatively small patient population for many of the diseases we are studying. If patients are unable or unwilling to participate in our clinical trials for any reason, or we experience difficulties in participant enrollment for any other reason, our costs may significantly increase and the timeline for recruiting participants, conducting trials and obtaining regulatory approval of our product candidates may be significantly delayed or prevented, the commercial prospects of our product candidates may be harmed, and our ability to commence product sales and generate product revenue from any of these product candidates, if approved, could be delayed or prevented. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission during the first half of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025), may have a significant impact on the biopharmaceutical industry in the long-term.

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
●our third party contractors may fail to comply with data quality and regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●regulatory authorities may not believe that we have sufficiently demonstrated our ability to manufacture the products to the requisite level of quality standards, including that such material is sufficiently comparable to material used in previous clinical trials, or they may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies;
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

In the EU, the European Commission grants Orphan Drug designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an Orphan Drug designation application. In the EU, Orphan Drug designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions where (i) such conditions affect no more than five in 10,000 persons in the EU when the application is made or (ii) the product, without the benefits derived from Orphan Drug status, would not generate sufficient return in the EU to justify investment; and for which no satisfactory method of diagnosis, prevention, or treatment exists for marketing in the EU, or if such method exists, the product will be of significant benefit to those affected by such condition. In the EU, Orphan Drug designation entitles a party to financial incentives such as reduction of fees or fee waivers, and upon grant of an MA, to potential marketing exclusivity.

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

We may seek Breakthrough Therapy or Fast Track designation for one or more of our product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Separately, if a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. Both Fast Track and Breakthrough Therapy designations offer sponsors the potential for rolling review of a BLA, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

Disruptions at the FDA and other government agencies could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

Our reliance increases the risk that we will have insufficient quantities of ARCALYST and our product candidates or that ARCALYST and our product candidates are not produced at an acceptable cost or quality, or not in a timely manner due to, for example, production interruptions caused by equipment failure and an inability to source adequate replacement parts and equipment, which could delay, prevent or impair our commercialization or research and development efforts. From time to time we have identified events in the ARCALYST manufacturing process that prevented distribution of ARCALYST material as planned, though this has yet to impact our ability to source sufficient ARCALYST material to cover our needs. Further, equipment used in the ARCALYST manufacturing process may no longer be supported by vendors in the event of equipment failure. Such equipment may also not be repaired, replaced or qualified in a timely manner. These issues may be exacerbated by increased clinical or commercial demand by us or our collaboration partners, should we decide to develop ARCALYST in one or more additional indications or in additional territories. If we encounter events in the future that prevent additional material from being distributed in a timely manner or within specifications and we are unable to source additional commercial supply of ARCALYST, if needed, or should future manufacturing or supply chain issues arise, we may be unable to adequately meet patient demand for ARCALYST or may be required to effect a recall, any of which would adversely affect our business, results of operations and financial condition.

Regeneron and its CMOs are the sole manufacturers of ARCALYST and will remain so until we complete the technology transfer of the manufacturing process for ARCALYST drug substance to a new CDMO. Regeneron is not obligated to accept our forecasts or purchase orders that are not in line with accepted forecasts and Regeneron may not have sufficient manufacturing capacity to meet our commercial or clinical demand for ARCALYST. Regeneron, in turn, relies upon CMOs or other third parties to conduct fill/finish operations for ARCALYST. In the event that a particular batch of ARCALYST fails to meet specifications, whatever the cause, we are nonetheless obligated to pay for such material pursuant to the terms of the Supply Agreement. As a result of our reliance on Regeneron and its CMOs as our sole manufacturers, we do not have control over their manufacturing operations and scheduling, which may impact our ability to meet commercial or clinical demand for ARCALYST. We may also be subject to unexpected costs arising from any manufacturing or supply chain disruptions, which may materially impact our business, results of operations and financial condition.

We have qualified CMOs to produce KPL-404 drug product, are in the process of transferring KPL-404 drug substance manufacturing to a new CMO and have engaged CMOs to manufacture mavrilimumab drug substance and drug product. While we have manufacturing capabilities to support early development for our product candidates, we and our CMOs may not be able to produce sufficient quantities of our product candidates or produce them at an acceptable quality, including as a result of global supply chain issues, which could delay, prevent or impair our development or commercialization efforts and increase costs.

We have entered into certain collaboration agreements with Huadong for each of ARCALYST and mavrilimumab. Until such time as Huadong is able to manufacture these products, either on its own or through a third party CMO, we are the only source of these products for Huadong. If our current suppliers of drug substance and drug product for ARCALYST and mavrilimumab cannot produce sufficient quantities to satisfy our needs and Huadong’s needs, then this may have an adverse impact on our and Huadong’s business and operations.

If we make manufacturing or formulation changes to our products or product candidates or change manufacturers or manufacturing processes, we may be unsuccessful in producing products or product candidates comparable to existing commercial supply or those used in prior clinical trials. Therefore, we may need to conduct additional process development or additional clinical trials to bridge our prior clinical results to those resulting from the new manufacturing process or new manufacturers, which could impact the timing and subsequent success of our planned commercial supply or clinical trials. In addition, as we plan to produce clinical trial and commercial material at a CMO, the CMO may be required to adopt different manufacturing protocols or processes. For example, in March 2023, Regeneron formally initiated a technology transfer with respect to the manufacturing process for ARCALYST drug substance. Any CDMO that we select as part of this process may find it necessary to utilize a different manufacturing process than that used by Regeneron, which could require lengthy development, regulatory review and approval. For more information see “Risk Factors — Risks Related to Manufacturing and Our Reliance on Third Parties — We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to a new CDMO and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.”

The facilities used by our CMOs to manufacture ARCALYST and our current and future product candidates may be inspected by regulatory authorities in connection with the submission of our marketing applications to, and review by, regulatory authorities or based on their work for other clinical trial sponsors. While we provide oversight of manufacturing activities, we do not and will not control the manufacturing process of, and will be completely dependent on, our CMOs for compliance with cGMPs and other regulatory requirements in connection with the manufacture of current and future products and product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we review the compliance history and performance of our CMOs and have the ability to audit their compliance and performance, we have no direct control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel other than through quality monitoring in accordance with our agreements with the CMOs. If regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market ARCALYST or our current or future product candidates, if approved. Further, our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products or product candidates, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our products or product candidates.

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

In addition, given the lead times we must provide to Regeneron with respect to the commercial supply of ARCALYST, we must place purchase orders based on projected demand. Such projections involve risks and uncertainties. For example, we may be unable to swiftly accommodate for unforeseen increases in commercial demand for ARCALYST given the lead times we must provide to Regeneron and limitations on Regeneron’s manufacturing capacity for ARCALYST. We may also be required to estimate and order safety stock as part of our planned technology transfer of the manufacturing process for ARCALYST drug substance, which will be subject to a number of the same risks and uncertainties. These risks may result in additional costs or delays in manufacturing clinical materials for our product candidates when and if we actually need them and commercial materials for ARCALYST and may result in having too little or too much of our product candidates or ARCALYST in inventory to meet actual demand.

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

We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to a new CDMO and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.

In March 2023, Regeneron, our sole supplier of ARCALYST drug substance, initiated a technology transfer related to the manufacturing process of ARCALYST drug substance. We plan to collaborate with Regeneron to identify, qualify and contract with a new CDMO who will serve as the new manufacturer of ARCALYST drug substance and new contract testing labs (“CTLs”) who will serve as the new testing labs of ARCALYST drug substance and drug product.

Pharmaceutical development and manufacture requires significant expertise and capital investment and biologics, in particular, can be complex and difficult to manufacture. Any CDMO that we select would need to demonstrate an ability to meet our requirements regarding production costs and yields, process controls, quality control, quality assurance, data integrity and cGMP compliance, among other factors. We would also need to source sufficient raw materials to facilitate new manufacturing, which may be affected by supply chain disruptions, materials shortages or an inability to negotiate satisfactory terms with suppliers. As part of the manufacturing technology transfer, we would also need to transfer the methods for testing ARCALYST drug substance and drug product to new CTLs. Finding a suitable CDMO and CTLs may be a time-consuming and difficult task that will take significant time and focus from our management and technical teams. Further, because of the complexities of this process, the technology transfer may be subject to substantial delay, which could materially harm our business and operations.

Because such CDMO would be manufacturing ARCALYST drug substance at a new manufacturing site and with a potentially different manufacturing process, and such CTLs would be testing ARCALYST drug substance and drug product at new testing sites and potentially with different testing methods, we expect that the FDA will need to approve such changes before we are able to complete the technology transfer. The FDA generally requires that any new CDMO be able to manufacture drug substance at sufficient levels of comparability with the materials produced by the original manufacturer. Failure to provide sufficient evidence of comparability may result in the FDA requesting a bioequivalence or pharmacokinetic study, which would delay our expected technology transfer timeline. Even if such study were to be performed, there is no guarantee that the FDA would accept our findings and approve any new facilities for the manufacture of ARCALYST drug substance.

Regeneron is contractually obligated to continue manufacturing ARCALYST drug substance for at least a portion of the time that it will take to qualify a replacement CDMO. During such time, Regeneron will remain subject to many of the risks described elsewhere in this “Risk Factors” section, including the risk that it is unable to manufacture sufficient quantities of ARCALYST and at sufficient quality to meet ours and our patients’ and collaborators’ needs. Further, because we expect the timeline for any successful technology transfer to extend beyond Regeneron’s contractual obligations, our ability to meet patient demand will depend significantly on whether we can secure sufficient safety stock from Regeneron, negotiate continued ARCALYST drug substance manufacture by Regeneron beyond its contractual obligations or some combination thereof. Purchasing significant amounts of safety stock would require substantial upfront capital investment and, if the technology transfer process is delayed beyond our expectation, such safety stock may expire or be depleted before a new CDMO can begin manufacturing ARCALYST drug substance. Regeneron may also disagree with our forecasted safety stock requirements and manufacture less ARCALYST drug substance than we request, exposing us to risks if the process is significantly delayed. Any arrangement that we negotiate with Regeneron to manufacture ARCALYST beyond their contractual obligations may not be on as favorable terms as our current relationship, which could materially increase our costs and as a result negatively impact our financial condition and results of operations. A failure to secure sufficient safety stock or negotiate satisfactory manufacturing terms with Regeneron could result in supply shortages for our patients and collaborators while we work to complete the technology transfer.

A failure to either complete our planned technology transfer on our expected timeline or at an acceptable cost and/or secure sufficient supply of ARCALYST through the technology transfer process would have a material impact on our business, financial condition and results of operations.

Our business involves the use of hazardous materials, and we and our third party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of ARCALYST or our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ and suppliers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that our safety procedures and the safety procedures utilized by our third party manufacturers and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Manufacturing or supply issues could cause product shortages, disrupt or delay our clinical trials or regulatory approvals, delay or stop commercialization of our products and product candidates, and adversely affect our business.

The manufacture of our current and future products and product candidates is highly regulated, complex and difficult, requiring a multi-step and controlled process, and even minor problems or deviations could result in ARCALYST or our product candidates failing to meet approved specifications, failed batches or other failures, such as defective products or manufacturing failures. We have limited experience overseeing the manufacturing processes of

ARCALYST, KPL-404 and mavrilimumab. Due to the highly technical requirements of manufacturing our current and future products and product candidates and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply ARCALYST or our product candidates despite our and their efforts. Failure to produce sufficient quantities of our product candidates could delay their development, result in supply shortages for our patients, result in lost revenue, if any, and diminish our potential profitability, as applicable, which may lead to lawsuits or could delay the introduction of our product candidates to the market.

The manufacture of our current and future products and product candidates is at high risk of product loss due to contamination, equipment malfunctions, human error or raw material variability or shortages. Deviations from established manufacturing processes could result in reduced production yields, failed batches and other supply disruptions and increased costs. If microbial, viral or other contaminations are discovered in our current and future products and product candidates or manufacturing facilities, any related production lot could be lost and the relevant manufacturing facilities may need to close for an extended period of time to investigate and remediate the contaminant. The involvement of our third party manufacturers, including Regeneron, may exacerbate such effects, which has required and may in the future require us to reject lots for quality control purposes. See “Risk Factors—We contract with third parties for manufacturing our commercial supply of ARCALYST and clinical supply for our product candidates and for certain research and other preclinical development and expect that we will continue to do so in the future. This reliance on third parties increases the risk that we may not have sufficient quantities of ARCALYST or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.”

Many additional factors could cause production interruptions at our facilities or at the facilities of our third party providers, as well as disruptions in travel, shipping or delivery capabilities into and within the countries in which we or our manufacturers produce ARCALYST or our product candidates or disruptions to production capabilities, including due to the impact of natural disasters, accidents, boycotts, labor disputes, political and economic instability, such as acts of terrorism or war and an epidemic or pandemic or other outbreak of disease. The occurrence of any such event could adversely affect our ability to satisfy the required supply for any of ARCALYST or our product candidates or successfully complete preclinical and clinical development, which would result in additional costs to us or impair our ability to generate revenue and would harm our business, financial condition and prospects significantly.

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

In addition, our third party providers may fail to comply with cGMP and other stringent regulatory requirements related to the manufacturing process. See “Risk Factors—We contract with third parties for manufacturing our commercial supply of ARCALYST and clinical supply for our product candidates and for certain research and other preclinical development and expect that we will continue to do so in the future. This reliance on third parties increases the risk that we may not have sufficient quantities of ARCALYST or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.”

If we or any of our third party providers are not able to establish and maintain procedures and processes sufficient to satisfy cGMP or similar foreign standards, we could experience a delay, interruption or other issues in our manufacture, fill-finish, packaging, storage or delivery of ARCALYST or our product candidates, and any related failure of the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to supply our products and product candidates. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

Any adverse developments affecting the operations of our third party providers could result in a shortage of commercial products or product candidates, the imposition of additional commercial product requirements by regulatory authorities, the withdrawal of our product candidates or approved products, shipment delays, lot failures or recalls. We may also have to write off inventory and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such manufacturing issues could increase our cost of goods, cause us to lose potential revenue, reduce our potential profitability or damage our reputation.

The third parties upon whom we rely for the supply of the drug substance and drug product used in our products and product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business or the business of our partners.

The drug substance and drug product used in ARCALYST, mavrilimumab and vixarelimab are supplied to us from single-source suppliers and we obtain the drug substance and drug product used in KPL-404 from a limited number of sources. Regeneron is currently our sole source manufacturer, but with its initiation of a technology transfer of the manufacturing process for ARCALYST drug substance in March 2023, will cooperate with us to find a suitable replacement CDMO. For more information see “Risk Factors — Risks Related to Manufacturing and Our Reliance on Third Parties — We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to a new CDMO and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.” Our ability to continue to commercialize ARCALYST, to develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet market demand, depends in part on our ability to obtain the drug substance and drug product for ARCALYST and these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. Successful completion of a technology transfer of the manufacturing process for ARCALYST drug substance will be integral to our ability to meet such requirements. With respect to ARCALYST and mavrilimumab, we do not currently have arrangements in place for a redundant or second-source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason. With respect to KPL-404, while we anticipate having more than one source for drug substance and drug product, such sources are nonetheless limited and subject to similar risks as our other products and product candidates.

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

In addition to manufacturing our products and product candidates in the quantities that we believe would be required to meet anticipated market demand, our third party manufacturers may need to increase manufacturing capacity and, in some cases, alternative sources of commercial supply may need to be secured, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third party manufacturers to invest substantial additional funds and hire and retain the technical personnel who have the necessary manufacturing experience. Neither we nor our third party manufacturers may successfully complete any required increase to existing manufacturing capacity in a timely manner, or at all.

Moreover, our ability to progress our preclinical and clinical programs or successfully commercialize our products could be materially and adversely impacted if any of the third party suppliers upon which we rely for raw materials and preclinical and clinical stage product candidate and commercial stage product supply were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our manufacturing facilities or equipment or those of our third party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our products and product candidates on a timely basis.

In addition to the above, we have entered into, and may, in the future, enter into collaboration and other agreements requiring us to provide commercial or clinical drug supply to third party partners. This includes additional vixarelimab drug substance that Genentech may request from us pursuant to the terms of the Genentech License Agreement. A failure by our CMOs to supply sufficient quantities of drug supply may cause us to breach our contractual obligations, triggering potential penalties under our agreements, including termination of such agreements, if we fail to adequately cure such breach.

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

Although we have and intend to continue to design the clinical trials for our product candidates, CROs will activate sites and conduct and oversee all of the clinical trials together with the various clinical trial sites that we engage to conduct the studies. As a result, many important aspects of our development programs for our product candidates, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to activate sites and conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●have staffing difficulties;
●have disruptions to their business and operations, including as a result of the impact from a pandemic or other outbreak of disease or as the result of war, conflict or terrorism as with the ongoing war in Ukraine;
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

Further, if our CROs, their subcontractors or the clinical trial sites fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of our product candidates. In addition, the use of third party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information is misappropriated.

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

The development and commercialization of new drugs and biologics is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell drugs or biologics or are pursuing the development of therapies in the fields in which we are interested. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

With respect to mavrilimumab, there are programs in clinical development in various indications that modulate GM-CSF signaling from I-MAB Biopharma Co. Ltd. (plonmarlimab), Roivant Sciences Ltd. (gimsilumab and namilumab) and Humanigen, Inc. (lenzilumab). All of these competitive programs target the GM-CSF ligand itself versus targeting the GM-CSF receptor like mavrilimumab.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Further, a competitor conducting a clinical trial in a rare disease indication for which we market a product may reduce the number of patients on our commercial therapy by recruiting such patients to be trial participants. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related products, market acceptance by prescribers and patients, the level of generic competition and the availability of reimbursement from government and other third party payors.

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

Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology or affect financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our products and product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or in licensed patents have, or that any of our owned or in-licensed pending patent applications that mature into issued patents will have, claims with a scope sufficient to protect ARCALYST, KPL-404, mavrilimumab, or any future products and product candidates. A U.S. patent covering ARCALYST as a composition of matter expired in 2020, and relevant composition of matter patents issued outside of the United States are expected to expire in 2023, not including any patent term extensions. A U.S. patent covering methods of using ARCALYST in the treatment of recurrent pericarditis was issued in June 2021 and has a statutory term that expires in 2038, not including any patent term adjustment. The composition of matter patents for mavrilimumab generally have statutory expiration dates in 2027, not including any extensions or adjustments. The issued composition of matter patents for KPL-404 have statutory expiration dates in 2036, not including any extensions. The issued composition of matter patents licensed from BIDMC related to KPL-404 have statutory expiration dates in 2032, not including any patent term extensions or adjustments. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions and adjustments may be available; however, the life of a patent, and the protection it affords, is limited. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. For example, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdiction in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval in such jurisdiction.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other countries. Even if we acquire patent protection that we expect should enable us to maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity, enforceability or term, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. For example, we may be subject to a third party submission of prior art to the USPTO challenging the priority of an invention claimed within one of our patents, which submissions may also be made prior to a patent’s issuance, precluding the granting of any of our pending patent applications. We or our licensees may become involved in contested proceedings challenging our patent rights or the patent rights of others from whom we have obtained licenses to such rights. For example, patents granted by the USPTO may be subject to third party challenges such as (without limitation) derivation, re-examination, interference, post-grant review or inter partes review proceedings, and patents granted by the European Patent Office may be challenged by any person in an opposition proceeding within nine months from the publication of the grant. Similar proceedings are available in other jurisdictions, and in some jurisdictions third parties can raise questions of validity with a patent office even before a patent has granted. Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to the date our inventions were invented, or may file patent applications before we or our licensees do. In such case, we or our licensees may have to participate in interference or derivation proceedings in the USPTO, to determine which party is entitled to a patent on the disputed invention. We or our licensees may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products, product candidates and technology.

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

Since patent applications are confidential for a period of time after filing, we cannot be certain that we, our licensees or our licensors were the first to file any patent application related to our product and product candidates. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. In litigation, a competitor could claim that our patents, if issued, are not valid or enforceable for a number of reasons. If a court agrees, rights to those challenged patents may be diminished or lost.

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

An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our or our licensees’ ability to stop others from using or commercializing similar or identical technology and products, without payment to us, could limit the duration of the patent protection covering our technology, product and product candidates, or could reduce the period of time during which our licensees are obligated to make royalty payments to us for the sale of licensed products. Such challenges may also result in our inability to manufacture or commercialize our product and product candidates without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if they are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us or our licensees with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to our product or one or more of our product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product or product candidates is not sufficiently broad to impede such competition, or if the breadth, strength or term (including any extensions or adjustments) of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates or any future product candidates is successfully challenged, our or our licensees’ ability to successfully commercialize our product or product candidates could be negatively affected, which would harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates or any future product candidates under patent protection would be reduced.

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach any of the agreements related to our product or product candidates, we could lose the ability to continue the development and commercialization of the related product or product candidate. Additionally, our current licensing and acquisition agreements contain limitations and restrictions that could limit or adversely affect our ability to develop and commercialize other products in the future.

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

These or other disputes over our obligations or intellectual property that we have in-licensed, out-licensed or acquired may prevent or impair our ability to maintain our current arrangements on acceptable terms, or may impair the value of the arrangement to us. Any such dispute could have an adverse effect on our business.

If we fail, or our sublicensees cause us to fail, to meet our obligations under our agreements in a material respect, the respective licensor/seller would have the right to terminate the respective agreement. We then not only would have to return the licensed technology, but we may also be required to grant the licensor rights to any intellectual property controlled by us and developed during the period the agreement was in force that relate to the applicable licensed technology. This means that the licensor/seller to each of these agreements could effectively take control of the development and commercialization of our product and product candidates after an uncured, material breach of the agreement by us. This would also be the case if we voluntarily elected to terminate the relevant agreement, which we have the right to do under each of these agreements. While we would expect to exercise our rights and remedies available to us in the event we fail, or our sublicensees cause us to fail, to meet our obligations under these agreements in any material respect, including seeking to cure any breach by us or our sublicensees, and otherwise seek to preserve our rights under the technology licensed to or acquired by us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the in-licenses could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for our product and each of our product candidates. Termination of one of these agreements for any reason, and the related discontinuation of the development or commercialization of a product or product candidate could impair our ability to raise additional capital, generate revenue and may significantly harm our business, financial condition and prospects.

Additionally, under the Regeneron Agreement, Regeneron retains worldwide rights to develop and commercialize ARCALYST for local administration to the eye and ear and oncology and the right to develop and commercialize ARCALYST for all applications in the Middle East and North Africa. The development of ARCALYST in other fields could increase the possibility of identifying adverse safety results that may impact the commercialization of ARCALYST for the treatment of recurrent pericarditis in our territory.

We have also entered into agreements to grant to others licenses under our owned intellectual property and sublicenses under intellectual property that we license from others for those third parties to develop and commercialize ARCALYST, mavrilimumab and vixarelimab, including the Collaboration Agreements with Huadong and the Genentech License Agreement. Under each of these agreements, our licensees have certain responsibilities to develop and commercialize the applicable licensed drugs, make timely milestone and royalty payments, provide to us certain information regarding their activities and indemnify us with respect to their development and commercialization activities under the terms of the agreements. Additionally, under the Genentech License Agreement, we granted Genentech the first right to file, prosecute, maintain, defend, enforce and extend the life of the patents that we own and licensed to Genentech. Our licensees or collaborators may:

●have significant discretion in determining the efforts and resources that they will apply to our collaboration;
●not pursue development and commercialization of the applicable licensed drugs or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to their acquisition of competitive products or product candidates or their internal development of competitive products and product candidates, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
●delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●independently develop, or develop with third parties, products or product candidates that compete directly or indirectly with our product or product candidates;
●not commit sufficient resources to or otherwise not perform satisfactorily in carrying out their contractual obligations;
●not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●raise disputes that cause the delay or termination of the research, development or commercialization of our current or future products and product candidates or that results in costly litigation or arbitration that diverts management attention and resources;
●own or co-own intellectual property covering products that result from our collaboration with them, and in such cases, we would not have the exclusive right to develop or commercialize products covered by such intellectual property;
●raise disputes with respect to the ownership or inventorship of any intellectual property developed pursuant to our collaborations or licenses;
●conduct sales and marketing activities or other operations that may not be in compliance with applicable laws resulting in civil or criminal proceedings;
●fail to pay us milestone and royalty payments when due;
●cause us to be named defendants in lawsuits due to their improper use of the licensed intellectual property and not indemnify us against losses in such lawsuits;

●enforce licensed intellectual property rights against third parties that lead such third parties to challenge the validity or enforceability of the licensed intellectual property and potentially cause the licensed intellectual property to become invalid or rendered unenforceable;
●fail to maintain issued licensed patents that are under their control, or prosecute licensed patent applications in ways that diminish their value, all of which actions may adversely affect our business if our agreements with them terminate and the rights to the licensed intellectual property return to us or an upstream licensor; and
●breach their agreements with us, which may lead us to breach our obligations with our upstream licensors, potentially causing us to lose our upstream licenses.

As such, the occurrence of any of these events with respect to our licensing and collaboration arrangements may have an adverse effect on our business.

Finally, certain of our agreements may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, under the Regeneron Agreement, Regeneron has a right of first negotiation over the assignment or sale of our rights to any product we develop under the Regeneron Agreement to third parties and we must obtain Regeneron’s prior consent to assign or sublicense our rights under such agreement to a third party. Under the MedImmune Agreement, we cannot sublicense the rights licensed or sublicensed to us without the consent of MedImmune and certain applicable third party licensors, if required by agreements between MedImmune and such third party licensors.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our sublicensees to develop, manufacture, market and sell our products and product candidates, if approved, and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and frequent litigation regarding patents and other intellectual property rights. We cannot assure you that our products, product candidates or any future product candidates, including methods of making or using these product candidates, will not infringe existing or future third party patents. We may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products and product candidates and technology, including contested proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us, alleging that our products are covered by their patents.

Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to immunomodulation. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of third party patents that contain claims potentially relevant to KPL-404 and mavrilimumab. If the claims of any of these patents are asserted against us, we do not believe our proposed activities related to KPL-404 and mavrilimumab would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued U.S. patent in court, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. In order to avoid infringing these or any other third party patents, we may find it necessary or prudent to obtain licenses to such patents from such third party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use processes or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may also pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third party intellectual property or maintain the existing intellectual property rights we have, we may have to cease development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Since our product candidates are being developed for use in fields that are competitive and of strong interest to pharmaceutical and biotechnology companies, we will likely seek to file additional patent applications and may have additional patents granted in the future, based on our future research and development efforts. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications of third-parties now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third party patents or patent applications, or we may incorrectly conclude that a third party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product candidate that is the subject of the actual or threatened suit.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product candidates and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease developing and commercializing the infringing technology or product candidate, or forced to redesign it, or to cease some aspect of our business operations. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed such third party patent rights. We may be required to indemnify collaborators or contractors against such claims. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Even if we are successful in defending against such claims, litigation can be expensive and time consuming and would divert management’s attention from our core business. Any of these events could harm our business significantly.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights.

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights, whether owned or in-licensed. To counter infringement or unauthorized use, we or our current or future licensees may be required to file infringement claims against these infringers. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third party technology in question. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we or our licensees have asserted against them is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims challenging the infringement, validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us or licensees to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, or foreign equivalents thereof. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we or our licensors and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid or unenforceable.

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

An adverse result in any litigation proceeding could put one or more of our patents, whether owned or in-licensed, at risk of being invalidated or interpreted narrowly. If a defendant were to prevail on a legal assertion of invalidity or unenforceability of our patents covering our product or one of our product candidates, we or our licensees would lose at least part, and perhaps all, of the patent protection covering such product candidate. Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. If we or our licensees lose a patent lawsuit outside of the United States, alleging our infringement of a competitor’s patents, we or our licensees could be prevented from marketing our current or future products and product candidates in one or more such countries. Any of these outcomes would have a materially adverse effect on our business.

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

Filing, prosecuting and defending patents on our product and product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly in developing countries. Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in intellectual property laws outside of the United States. In addition, the patent laws of some such countries do not afford intellectual property protection to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain jurisdictions outside of the United States. Varying filing dates in international countries may also permit intervening third parties to allege priority to patent applications claiming certain technology. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many countries outside of the United States have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain parties, including government agencies or government contractors. Consequently, we or our licensees may not be able to prevent third parties from practicing inventions covered by our patents, whether owned or in-licensed, in all countries outside the United States. Competitors may use our or technologies in jurisdictions where we or they have not obtained patent protection, or where we or they have obtained patent protection, but such jurisdictions do not favor the enforcement of patents and other intellectual property rights, to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our or our licensees’ ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products and product candidates or the products and product candidates that we have out-licensed, and our or our licensees’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Proceedings to enforce our patent rights, whether owned or in-licensed, in jurisdictions outside of the United States, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to pursue protection for our intellectual property rights in the major markets for our product and product candidates, we cannot ensure that we or our licensees will be able to initiate or maintain similar efforts in all jurisdictions in which we or they may wish to market our or our out-licensed products and product candidates. Accordingly, our or our licensees’ efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and other countries may affect the ability to obtain and enforce adequate intellectual property protection for our technology.

In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product or our current or future product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011, contribute to those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that have affected the way patent applications are prosecuted, and have redefined prior art and provided more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a first-to-file system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that has filed a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This requires us or our licensees to be cognizant of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (1) file any patent application related to our product or product candidates or (2) invent any of the inventions claimed in our patents or patent applications. Even where we have a valid and enforceable patent, we or our licensees may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license.

Among some of the other changes introduced by the Leahy-Smith Act are changes that (i) affect the way patent applications are prosecuted, (ii) redefine prior art, and (iii) provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include changes that limit where a patentee may file a patent infringement suit and provide new opportunities for third parties to challenge issued patents in the USPTO. We or our licensees may be subject to the risk of third party prior art submissions on pending applications or become a party to opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patents. There is a lower standard of evidence necessary to invalidate a patent claim in a USPTO proceeding relative to the standard in U.S. district or federal court. This could lead third parties to challenge and successfully invalidate our or our licensees’ patents that would not otherwise be invalidated if challenged through the court system. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our or our licensees’ patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation increase the uncertainties and costs surrounding the prosecution of our or our future licensees’ patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Finally, Europe’s planned Unified Patent Court may in particular present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (the “EU Patent Package”), regulations were passed with the goal of providing a single pan-European Unitary Patent system and a new European Unified Patent Court (the “UPC”), for litigation involving European patents. Implementation of the EU Patent Package is expected to occur in June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

Our trade secrets could otherwise become known or be independently discovered by our competitors. Competitors could purchase our product or product candidates and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors’ products, our competitive position could be adversely affected, as could our business.

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

The situation continues to evolve, and the United States, the EU, the UK and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, operations and financial position. The U.S. commodity and capital markets have and may in the future be volatile as a result of the conflict. The war has posed and may continue to pose risks to global supply chains, further threatening the global and U.S. economy.

The conflict in Ukraine has adversely affected and may continue to adversely affect our clinical development efforts. We conduct clinical trials at sites across the globe, including in Eastern Europe. In the aftermath of the invasion, we terminated planned clinical trial operations in Ukraine and Russia. While we were able to secure alternative clinical trial sites in other European countries, there is no guarantee that such sites will be able to provide a sufficient number of participants to satisfy our clinical need and at a reasonable cost. Further, should the conflict or externalities related to the conflict extend beyond Ukraine and we are forced to terminate or suspend ongoing or planned clinical trial operations, we may be unable to secure alternative clinical sites when needed or on acceptable terms, if at all. The foregoing may cause significant delays or disruptions to our clinical development efforts, which could have a material impact on our business, operations and financial position.

Furthermore, due to the political uncertainty involving Russia and Ukraine, there is also an increased likelihood that we or our CROs or other third parties with whom we conduct business or otherwise engage, may also be subject to retaliatory cyberattacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of its invasion of Ukraine. See “Risk Factors – General Risk Factors – Our information technology systems, or those of our third party CMOs, CROs or other contractors, consultants and service providers, may fail or suffer cyberattacks or security breaches, which could result in a material disruption of our or such third party’s business or operations and our development programs for our product candidates or loss of other assets, including funds.”

A global pandemic, such as the COVID-19 pandemic, and measures taken in response to such pandemic, could have an adverse impact that is significant on our business and operations as well as the business or operations of the third parties with whom we conduct business or otherwise engage, which may have a material adverse effect on our business, operations and financial position.

Global pandemics, such as the COVID-19 pandemic, and measures taken in response to such pandemics, could cause significant disruption in our business and operations and could cause significant disruption in the business and operations of our manufacturers, CROs upon whom we rely to conduct our clinical trials, clinical trial sites, and other third parties with whom we conduct business or otherwise engage, including the FDA and other regulatory authorities.

In the past, the governmental authorities around the globe implemented measures in response to the COVID-19 pandemic, including significant restrictions on businesses as well as travel into and within the countries in which our manufacturers produce our product candidates, where we conduct our clinical trials or where we otherwise conduct business or engage with other third parties. In addition, the COVID-19 had a direct impact on our business and operations by, among other things:

●disrupting global supply chains for our products and product candidates, the raw materials required for manufacturing our products and product candidates and important ancillary products needed to administer our products and product candidates;
●causing disruptions, staffing shortages, production slowdowns, stoppages or reprioritizations at the third-party CMOs that we rely on to produce our products and product candidates;
●impeding clinical trial activities, including activities related to enrolling and monitoring our clinical participants;
●limiting our ability to access third-party payors, prescribers and patient advocacy groups to build disease awareness;

●limiting our workforce’s ability to collaborate in-person at our facilities; and
●causing disruption and volatility in U.S. and global capital markets.

Such impacts were also felt by a number of the third-parties with whom we interact, which further affected our business and operations. In the event that a new global pandemic emerges, or a new variant of the COVID-19 pandemic emerges, we may be subject to the same or similar restrictions and adverse events. We cannot ultimately predict the scope and severity of any such future event; however, such events may be severe and have a material impact on our business, results of operations and financial condition.

The UK’s withdrawal from the EU may have a negative effect on our business.

Since January 1, 2021 the UK has operated under a distinct regulatory regime to the EU. EU pharmaceutical laws only apply in respect of the UK to Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. While the UK has indicated a general intention that new laws regarding the development, manufacture and commercialization of medicinal products in the UK will align closely with EU law, there are limited detailed proposals for future regulation of medicinal products. The trade and cooperation agreement (“TCA”), which put in place a framework for a future EU-UK relationship, includes specific provisions concerning medicinal products, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued (such mutual recognition can be rejected by either party in certain circumstances), but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. For example, until new legislation has been published, it remains uncertain as to what extent the UK legislation will align with the CTR which became applicable on January 31, 2022 and which significantly reforms the assessment and supervision processes for clinical trials throughout the EU. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, with the aim to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The resulting new legislation will determine how aligned the UK clinical trials regime is compared to the CTR. A decision by the UK not to closely align any new legislation with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products and product candidates, if approved, or put pressure on our product pricing.

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
●additional potentially relevant third party patent rights;
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

Our information technology systems, or those of our third party CMOs, CROs or other contractors, consultants and service providers, may fail or suffer cyberattacks or security breaches, which could result in a material disruption of our or such third party’s business or operations and our development programs for our product candidates or loss of other assets, including funds.

Despite the implementation of security measures, our information technology systems and those of our third party CMOs, CROs and other contractors, consultants and service providers as well as employees that are working outside of our facilities are vulnerable to attack, damage or interruption from viruses and malware (e.g., ransomware), malicious code, theft, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Employees may also fail to comply with our cybersecurity protocols, exposing us to vulnerabilities despite our safeguards. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, a breach at a CMO, CRO, contractor, consultant, service provider or other third party with which we engage may increase our exposure by allowing criminals to exploit our relationship with such persons. Such security breaches may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our business and operations or those of our third party CMOs, CROs and other contractors, consultants and service providers as well as employees that are working outside of our facilities, the costs associated with the investigation, remediation and potential notification of a breach to counter-parties and data subjects could be material. A breach could result in a material disruption of our or such third party’s business or operations and our development programs of our product candidates’ or loss of other assets, including funds. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure or theft of confidential or proprietary information, the further development of our product candidates could be delayed. Although we maintain cybersecurity insurance coverage, it may not be adequate to cover all liabilities that we may incur from cyber-attacks or security breaches and is subject to deductibles and coverage limitations.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and the risks associated with data breach litigation. Further, the California Privacy Rights Act (the “CPRA”) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Virginia, Colorado, Connecticut, Utah and Iowa have also enacted similar legislation to California increasing complexity of compliance with privacy laws. Additional compliance investment and potential business process changes may also be required.

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

Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR, and legislation of EU member states and European Economic Area (“EEA”) countries implementing it. The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States called the Privacy Shield, but in July 2020 the Court of Justice of the EU (the “CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (“SCCs”). In March 2022, the EU and United States announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate or intend to operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. If we or third party CMOs, CROs or other contractors or consultants fail to comply with applicable regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

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

Our employees, principal investigators, CROs, consultants and other third party service providers may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, principal investigators, CROs, consultants and other third party service providers may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately.

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

The impacts of climate change on the global economy and our industry are rapidly evolving. Physical impacts of climate change (including but not limited to floods, droughts, more frequent and/or intense storms and wildfires), could negatively impact our business and operations, as well as the business and operations of our third party CMOs and CROs upon whom we rely. Such events may result in damage or loss of our products and product candidates during their manufacture and shipment, cause delays in clinical development due to trial site disasters or result in losses of critical data, any of which may adversely impact our operations. An evolving climate may also result in uncertain and potentially onerous regulatory requirements as agencies and governmental authorities adjust, such as new or changed emissions reporting and auditing requirements. Failure to comply with such requirements in a timely manner may adversely affect our reputation, business, or financial performance.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of March 31, 2023, the holders of Class A common shares accounted for approximately 66% of our aggregate voting power and the holders of Class B common shares accounted for approximately 34% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 30% of our aggregate voting power as of March 31, 2023 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. For example, as of March 31, 2023, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 78% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 common shares and our Class B1 common shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A common shares.

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

The price of our Class A common shares may be volatile and fluctuate substantially, which could result in substantial losses for holders of our Class A common shares.

Our share price may be subject to change as a result of volatility in the stock market driven by events often unrelated to our operating performance. As a result of this volatility, our shareholders may not be able to sell their Class A common shares at or above the price they paid for their shares. The market price for our Class A common shares may be influenced by many factors, including:

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
●general economic, industry and market conditions, including pandemics or other outbreaks of disease and rising inflation rates;
●changes in voting control of, or sales of our shares by, our executive officers and certain other members of our senior management or entities affiliated with certain of our directors that hold our shares; and
●the other factors described in this “Risk Factors” section.

Market conditions are often difficult to predict and there can be no assurance as to the performance of our Class A common shares or that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital.

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

A significant number of our Class A common shares are issuable upon conversion of our Class B, Class A1, and Class B1 common shares, subject to certain limitations on conversion. As of March 31, 2023, approximately 1.9 million Class A common shares directly held by our executive officers and directors, inclusive of Class A common shares issuable upon conversion of our Class B, Class A1, and Class B1 common shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and such rule, Rule 144. In addition, as of March 31, 2023, there were approximately 11.7 million Class A common shares subject to outstanding share options and RSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

Over a majority of our common shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of March 31, 2023, on an as-converted to Class A common shares basis, these shareholders collectively held approximately 33.7 million of our Class

A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Pursuant to our amended and restated investor rights agreement, or our investors rights agreement, certain shareholders are entitled to certain registration rights with respect our Class A common shares, including Class A common shares issuable upon conversions of our Class B, Class A1, and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively registerable securities, under the Securities Act. As of March 31, 2023, on an as-converted to Class A common shares basis, we have registered approximately 31.8 million Class A common shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the investors rights agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A common shares basis, approximately 1.8 million Class A common shares held by certain of our executive officers as of March 31, 2023. If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

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

Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom), the United States, Bermuda, and other jurisdictions, as well as being affected by certain changes currently proposed by the Organization for Economic Cooperation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation were to arise in the future, it could adversely impact our tax position and our effective tax rate. There remains significant uncertainty as to any other tax policies and strategies which this or any future administration may adopt.

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

We may be treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. If we were to be classified a PFIC, this could result in adverse U.S. federal income tax consequences to U.S. Holders.

We completed an analysis of the Company’s and its subsidiaries sources of income and character of their assets for U.S. federal income tax purposes and determined that neither the Company nor any of its subsidiaries would be classified as a PFIC for the taxable year ending December 31, 2022. We plan to perform an analysis to determine whether the Company or its subsidiaries are expected to be treated as PFICs for the taxable year ending December 31, 2023, and do not believe that the Company or its subsidiaries will be treated as a PFIC for the taxable year ending December 31, 2023. However, there can be no guarantee that the Company, or its subsidiaries, will not be treated as a PFIC for any taxable period. A non-U.S. company will generally be considered as a PFIC for any taxable year if (i) at least 75% of its gross income is passive (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we, or our subsidiaries, are classified as a PFIC in any year with respect to which a U.S. Holder (as defined below) owns our Class A common shares, we will continue to be treated as a PFIC with respect to such U.S. Holder in all succeeding years during which the U.S. Holder owns the Class A common shares, regardless of whether we continue to meet the PFIC test described above, unless we cease to be a PFIC and the U.S. Holder made a “qualified electing fund” election or “mark-to-market” election for (a) the first taxable year the U.S. Holder was treated as owning our shares while we were a PFIC or (b) for the taxable year in which we were a PFIC and the U.S. Holder made a “deemed sale” election or was qualified to and made a “deemed dividend” election. A “U.S. Holder” is a beneficial owner of our Class A common shares that, for U.S. federal income tax purposes, is or is treated as any of the following:

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

We believe we will likely be classified as a “controlled foreign corporation” (as such term is defined in the Code) for the taxable year ended December 31, 2023. Even if we were not classified as a controlled foreign corporation, certain of our non-U.S. subsidiaries could be treated as controlled foreign corporations because our group includes one or more U.S. subsidiaries. If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such U.S. Holder may be treated as a “United States shareholder” (as such term is defined in the Code) with respect to us (if we are classified as a controlled foreign corporation) and each controlled foreign corporation in our group (if any). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by such controlled foreign corporation, regardless of whether such corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. Failure to comply with these reporting obligations or income inclusions may subject such shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether such investor is treated as a United States shareholder with respect to us or any of our non-U.S. subsidiaries. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. U.S. Holders should consult their tax advisors regarding the potential application of these rules to any investment in our Class A common shares.

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

KINIKSA PHARMACEUTICALS, LTD.

Date: May 4, 2023	By:	/s/ Mark Ragosa
Mark Ragosa
Senior Vice President and Chief Financial Officer (Principal Financial Officer)