Form 10-Q
period 2023-06-30
Kiniksa Pharmaceuticals, Ltd.
filed 2023-08-01
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, there were 70,167,898 common shares outstanding in aggregate, comprised of:

35,238,254 Class A common shares, par value $0.000273235 per share

1,795,158 Class B common shares, par value $0.000273235 per share

17,075,868 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2023

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	our continued ability to commercialize ARCALYST® (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	our status as a small commercial stage biopharmaceutical company and our expectation to incur losses for the foreseeable future;
●	our future capital needs and our need to raise additional funds;
●	our ability to manufacture sufficient quantities of our products and product candidates to meet patient and partner demand;
●	our ability to successfully complete the technology transfer of the manufacturing process for ARCALYST drug substance;
●	the market acceptance of our products and product candidates;
●	competitive and potentially competitive products and technologies;
●	prescriber awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;
●	our ability to meet the quality expectations of prescribers or patients;

●	the decision of third party payors not to cover or maintain coverage of or to establish burdensome requirements prior to covering ARCALYST or any of our current or future product candidates, if approved, or to require extensive or independently performed clinical trials prior to covering or maintaining coverage of our product candidates, if approved;
●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay;
●	the decision by any applicable regulatory authority to clear our current or future product candidates for clinical development and, ultimately, to approve them for marketing and sale;
●	our ability to anticipate and prevent adverse events caused by our products and product candidates;
●	our ability to improve our product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake and execute on business combinations, out-licensing activities, collaborations or other strategic transactions and our ability to realize value therefrom;
●	our ability to have our products and product candidates manufactured in accordance with regulatory requirements and at acceptable cost and quality specifications;
●	our ability to successfully manage our growth;
●	our ability to avoid product liability claims and maintain adequate product liability insurance;
●	our ability to obtain regulatory exclusivity;
●	federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates;
●	ownership concentration of our executive officers, directors, certain members of senior management and affiliated shareholders may prevent our shareholders from influencing significant corporate decisions; and
●	our ability to attract and retain skilled personnel.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common shares. The principal risks and uncertainties affecting our business include the following:

●	we began generating product revenue in 2021, have incurred operating losses in the past, expect to incur operating losses for the foreseeable future and may never achieve corporate profitability on a sustained basis;
●	we depend heavily on the commercial success of ARCALYST and may be unsuccessful in our efforts to commercialize ARCALYST on a sustained basis, support our sales, marketing, and distribution activities and maintain applicable infrastructure for these activities either directly and/or through agreements with third parties;
●	our success depends heavily on the sustained commercial execution of ARCALYST and the future success of one or more of our product candidates, which are in various stages of development; for ARCALYST, our success is dependent on growing and sustaining market acceptance by prescribers, patients and payors; for our product candidates, for our product candidates in clinical development, our success is dependent upon us obtaining regulatory approval and ultimately commercializing one or more of our product candidates on a timely basis;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third party payors provide funding, establish favorable coverage and pricing policies, respond to price increases and set adequate reimbursement levels for our products and product candidates, if approved, and failure to obtain or maintain coverage and adequate reimbursement for our products and product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;
●	the market opportunities for our products and product candidates, if approved, may be smaller than we estimate, or any approval that we obtain may be based on a narrower definition of our targeted patient population, either of which may materially adversely affect our revenue and ability to achieve profitability;
●	we may require significant additional funding to develop our portfolio, commercialize our products and product candidates, if approved, and to identify, discover, develop or acquire additional product candidates; if we are unable to secure financing on acceptable terms when needed, or at all, we could be forced to delay, reduce or cease one or more of our product development plans, research and development programs or other operations or commercialization efforts;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our current or planned preclinical studies and/or clinical trials, including as a result of delays in obtaining regulatory approvals to conduct clinical trials, activating sites, enrolling participants, and conducting trials, which could delay or prevent our product development activities;
●	we rely on third parties, including contract research organizations (“CROs”) to activate our clinical trial sites and conduct or otherwise support our research activities, preclinical studies and clinical trials for our product candidates, and these third parties may not perform satisfactorily, which could delay, prevent or impair our product development activities;
●	we rely on third parties, including independent contract development and manufacturing organizations (“CDMOs”) to manufacture our product candidates for preclinical and clinical development, to manufacture our commercial supply of ARCALYST, and supply of drug substance and drug product for

ARCALYST and our product candidates; and if these third parties do not have sufficient manufacturing capacity at our desired times or otherwise fail to perform satisfactorily, including by producing insufficient supply of commercial and clinical stock to meet patient demand or clinical trial requirements, or are impacted by delays or supply shortages, our product development activities, regulatory approval, and commercialization efforts may be delayed, prevented or impaired;
●	we are conducting a technology transfer of the manufacturing process for ARCALYST drug substance from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to a new CDMO, and the process to complete the technology transfer and qualify a new CDMO may be subject to significant risks and uncertainties;
●	for our products and product candidates that have been licensed or acquired from other parties, if those parties did not adequately protect and we are unable to adequately protect such products and product candidates, or to secure and maintain freedom to operate, others could preclude us from commercializing such products and product candidates, if approved, or compete against us more directly;
●	we face significant competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not successfully execute our growth strategy to identify, discover, develop, license or acquire additional product candidates or technologies, and our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions;
●	we have entered into and may seek to enter into collaboration, licensing or other transactions to further develop, commercialize or otherwise realize value from one or more of our product candidates, and the expected value we hope to realize, including through milestone, royalty or other payments, may be less than we expect; and
●	concentration of ownership of the voting power of our common shares may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A common shares.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$112,567	$122,715
Short-term investments	72,425	67,893
Accounts receivable, net	24,650	12,660
Contract asset	—	7,656
Inventory	23,958	21,599
Prepaid expenses and other current assets	12,440	10,537
Total current assets	246,040	243,060
Property and equipment, net	1,136	1,658
Operating lease right-of-use assets	13,191	5,385
Other long-term assets	2,353	5,824
Intangible asset, net	17,750	18,250
Deferred tax assets	203,862	185,495
Total assets	$484,332	$459,672

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$648	$7,899
Accrued expenses	35,316	30,112
Deferred revenue	4,674	—
Operating lease liabilities	2,238	3,301
Other current liabilities	4,596	5,754
Total current liabilities	47,472	47,066
Non-current liabilities:
Non-current deferred revenue	12,006	12,000
Non-current operating lease liabilities	11,283	2,618
Other long-term liabilities	1,915	1,839
Total liabilities	72,676	63,523
Commitments and contingencies (Note 14)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 35,074,019 shares and 34,750,560 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	9	9
Class B common shares, par value of $0.000273235 per share; 1,795,158 shares and 1,813,457 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Class A1 common shares, $0.000273235 par value; 17,075,868 shares issued and outstanding as of June 30, 2023 and December 31, 2022	5	5
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of June 30, 2023 and December 31, 2022	4	4
Additional paid-in capital	900,956	888,120
Accumulated other comprehensive income	13	44
Accumulated deficit	(489,332)	(492,034)
Total shareholders’ equity	411,656	396,149
Total liabilities and shareholders’ equity	$484,332	$459,672

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$54,495	$26,972	$97,154	$49,161
License and collaboration revenue	16,978	—	22,664	10,000
Total revenue	71,473	26,972	119,818	59,161
Costs and operating expenses:
Cost of goods sold	7,699	5,029	14,735	9,248
Collaboration expenses	13,986	3,672	22,274	11,926
Research and development	23,767	13,798	38,939	34,615
Selling, general and administrative	29,175	23,841	58,220	46,059
Total operating expenses	74,627	46,340	134,168	101,848
Loss from operations	(3,154)	(19,368)	(14,350)	(42,687)
Other income	1,915	103	3,747	137
Loss before income taxes	(1,239)	(19,265)	(10,603)	(42,550)
Benefit (provision) for income taxes	16,211	(716)	13,305	(2,641)
Net income (loss)	$14,972	$(19,981)	$2,702	$(45,191)
Net income (loss) per share attributable to common shareholders—basic	$0.21	$(0.29)	$0.04	$(0.65)
Net income (loss) per share attributable to common shareholders—diluted	$0.21	$(0.29)	$0.04	$(0.65)
Weighted average common shares outstanding—basic	69,918,287	69,289,972	69,835,452	69,213,860
Weighted average common shares outstanding—diluted	71,634,729	69,289,972	71,420,026	69,213,860
Comprehensive income (loss):
Net income (loss)	$14,972	$(19,981)	$2,702	$(45,191)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	(42)	13	(31)	(24)
Total other comprehensive income (loss)	(42)	13	(31)	(24)
Total comprehensive income (loss)	$14,930	$(19,968)	$2,671	$(45,215)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	69,697,503	$19	$888,120	$44	$(492,034)	$396,149
Issuance of Class A common shares under incentive award plans	135,576	—	90	—	—	90
Share-based compensation expense	—	—	6,115	—	—	6,115
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	11	—	11
Net loss	—	—	—	—	(12,270)	(12,270)
Balances at March 31, 2023	69,833,079	$19	$894,325	$55	$(504,304)	$390,095
Issuance of Class A common shares under incentive award plans	169,584	—	158	—	—	158
Share-based compensation expense	—	—	6,473	—	—	6,473
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(42)	—	(42)
Net Income	—	—	—	—	14,972	14,972
Balances at June 30, 2023	70,002,663	$19	$900,956	$13	$(489,332)	$411,656

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	69,060,403	$18	$860,482	$(66)	$(675,397)	$185,037
Issuance of Class A common shares under incentive award plans	210,720	1	422	—	—	423
Share-based compensation expense	—	—	6,031	—	—	6,031
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(25,210)	(25,210)
Balances at March 31, 2022	69,271,123	$19	$866,935	$(103)	$(700,607)	$166,244
Issuance of Class A common shares under incentive award plans	155,644	—	542	—	—	542
Share-based compensation expense	—	—	6,676	—	—	6,676
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	13	—	13
Net loss	—	—	—	—	(19,981)	(19,981)
Balances at June 30, 2022	69,426,767	$19	$874,153	$(90)	$(720,588)	$153,494

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,702	$(45,191)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,198	1,307
Share-based compensation expense	12,588	12,707
Non-cash lease expense	1,610	1,481
Amortization of premiums and accretion of discounts on short-term investments	(2,213)	240
Loss on disposal of property and equipment	175	34
Deferred income taxes	(18,367)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,925)	(7,421)
Accounts receivable, net	(11,990)	(3,823)
Inventory	(2,359)	(16,241)
Contract asset	7,656	—
Other long-term assets	3,178	2,918
Accounts payable	(7,251)	654
Accrued expenses and other current liabilities	4,046	(1,889)
Operating lease liabilities	(1,814)	(1,436)
Deferred revenue	4,680	12,000
Other long-term liabilities	76	(10)
Net cash used in operating activities	(8,010)	(44,670)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	91
Purchases of property and equipment	(58)	(115)
Purchases of short-term investments	(91,028)	(55,734)
Proceeds from the maturities of short-term investments	88,700	71,300
Net cash provided (used) in investing activities	(2,386)	15,542
Cash flows from financing activities:
Proceeds from issuance of Class A common shares under incentive award plans and employee share purchase plan	1,087	1,558
Payments in connection with Common Stock tendered for employee tax obligations	(839)	(593)
Net cash provided by financing activities	248	965
Net decrease in cash and cash equivalents	(10,148)	(28,163)
Cash and cash equivalents at beginning of period	122,715	122,470
Cash and cash equivalents at end of period	$112,567	$94,307

Supplemental information:
Cash paid for income taxes	$6,716	$3,293

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$9,416	$—

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The Company’s accounting policies are described in the Notes to

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Consolidated Financial Statements included in the Company’s 2022 Form 10-K and updated, as necessary, in this report. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations for the three and six months ended June 30, 2023 and 2022, the changes in its shareholders’ equity for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2023, the Company had an accumulated deficit of $489,332. During the six months ended June 30, 2023, the Company reported net income of $2,702 and used $8,010 cash in operating activities. As of June 30, 2023, the Company had cash, cash equivalents and short-term investments of $184,992.

Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to fund its operations through sales of ARCALYST and/or raise additional capital, as needed. If the Company is unable to grow or sustain ARCALYST commercial revenue in future periods, the Company would need to seek additional financing through public or private securities offerings, debt financings, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements. Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its commercialization efforts, research and development programs for product candidates or product portfolio expansion, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

	Fair Value Measurements
	as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$60,746	$—	$—	$60,746
Cash equivalents — U.S. Treasury notes	—	16,245	—	16,245
Short-term investments — U.S. Treasury notes	—	72,425	—	72,425
	$60,746	$88,670	$—	$149,416

	Fair Value Measurements
	as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$20,929	$—	$—	$20,929
Cash equivalents — U.S. Treasury notes	—	15,009	—	15,009
Short-term investments — U.S. Treasury notes	—	67,893	—	67,893
	$20,929	$82,902	$—	$103,831

During the six months ended June 30, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of June 30, 2023 and December 31, 2022 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
June 30, 2023
Cash equivalents — U.S. Treasury notes	$16,241	$4	$—	$—	$16,245
Short-term investments — U.S. Treasury notes	72,433	7	(15)	—	72,425
	$88,674	$11	$(15)	$—	$88,670

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2022
Cash equivalents — U.S. Treasury notes	$15,006	$3	$—	$—	$15,009
Short-term investments — U.S. Treasury notes	67,891	6	(4)	—	67,893
	$82,897	$9	$(4)	$—	$82,902

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of June 30, 2023, we consider the unrealized losses in our investment portfolio to be temporary in nature and not due to credit losses. We have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three and six months ended June 30, 2023 or 2022.

3.           Product Revenue, Net

Product revenue, net, from sales of ARCALYST was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Product revenue, net	$54,495	$26,972	$97,154	$49,161

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2023:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2022	$1,464	$2,084	$351	$3,899
Current provisions relating to sales in the current year	7,247	3,891	163	11,301
Adjustments relating to prior years	(72)	(32)	(78)	(182)
Payments/returns relating to sales in the current year	(6,043)	(1,666)	—	(7,709)
Payments/returns relating to sales in the prior years	(1,392)	(1,987)	(39)	(3,418)
Balance at June 30, 2023	$1,204	$2,290	$397	$3,891

Total revenue-related reserves as of June 30, 2023 and December 31, 2022, included in our consolidated balance sheets, are summarized as follows:

	June 30,	December 31,
	2023	2022
Components of accounts receivable	$(290)	$(304)
Components of other current liabilities	4,181	4,203
Total revenue-related reserves	$3,891	$3,899

Primarily all of the Company’s trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

4.           Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$—	$—
Work-in-process	6,623	6,312
Finished Goods	17,335	15,287
	$23,958	$21,599

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2023	2022
Furniture, fixtures and vehicles	$224	$224
Computer hardware and software	345	345
Leasehold improvements	3,931	3,931
Lab equipment	4,076	4,017
Construction in progress	—	—
Total property and equipment	8,576	8,517
Less: Accumulated depreciation	(7,440)	(6,859)
Total property and equipment, net	$1,136	$1,658

Depreciation expense was $292 and $350 during the three months ended June 30, 2023 and 2022, respectively, and $581 and $709 during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and December 31, 2022, $170 and $226, respectively, of our property and equipment, net was in the United Kingdom.

6.           Leases

Kiniksa US and Kiniksa UK leases office and laboratory space under operating leases. Additionally, Kiniksa US leases vehicles under an operating lease. In May 2023, the Company entered into a lease amendment to extend the term of the Lexington, Massachusetts headquarters lease by forty-eighty months to August 31, 2028. The Company accounted for the lease amendment as a modification and recorded increases in the right-of-use-assets and lease liability of $8,515.

The components of lease cost for three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$871	$806	$1,748	$1,612
Variable lease cost	177	90	397	170
Total lease cost	$1,048	$896	$2,145	$1,782

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

June 30,
2023
Weighted-average remaining lease term (years)	3.97
Weighted-average discount rate	6.50%

Maturities of operating leases liabilities were as follows:

As of June 30, 2023
2023 (remaining six months)	$1,871
2024	2,866
2025	3,098
2026	2,954
2027	2,996
2028 and thereafter	2,037
Total future minimum lease payments	$15,822
Less imputed interest	(2,301)
Present value of lease liabilities	$13,521

7.           Intangible Assets

Intangible assets, net of accumulated amortization as of June 30, 2023 and December 31, 2022 are summarized in the following table.

		As of June 30, 2023			As of December 31, 2022
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$2,250	$17,750	$20,000	$1,750	$18,250
		$20,000	$2,250	$17,750	$20,000	$1,750	$18,250

8.           Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued research and development expenses	$7,713	$8,378
Accrued employee compensation and benefits	9,242	11,213
Accrued collaboration expenses	13,986	7,522
Accrued legal, commercial and professional fees	4,125	2,866
Other	250	133
	$35,316	$30,112

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

2015 Plan

As of June 30, 2023, there were 1,950,667 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance thereunder pursuant to such awards.

2018 Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Plan, which became effective on May 23, 2018. The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2023, increased by 2,787,900 Class A common shares. As of June 30, 2023, 5,542,432 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2022, the Company’s board of directors resolved not to increase the number of Class A common shares reserved for issuance under the 2018 ESPP. As of June 30, 2023, 562,890 Class A common shares were available for future issuance under the 2018 ESPP.

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding as of December 31, 2022	10,144,618	$13.36
Granted	1,080,434	$11.80
Exercised	(66,639)	$10.35
Forfeited	(194,635)	$14.91
Outstanding as of June 30, 2023	10,963,778	$13.20
Share options exercisable as of June 30, 2023	6,533,441	$13.49
Share options unvested as of June 30, 2023	4,430,337	$12.77

As of June 30, 2023, total unrecognized compensation expense related to the unvested share option awards was $34,670 which is expected to be recognized over a weighted average remaining period of 2.52 years.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

During the three months ended June 30, 2023 and 2022, the Company recognized compensation expense of $1,753 and $932, respectively, related to RSUs including those granted in connection with the RLTIP. During the six months ended June 30, 2023 and 2022, the Company recognized compensation expense of $3,282 and $1,551, respectively, related to RSUs including those granted in connection with the RLTIP.

The following table summarizes RSU activity, including the RSUs issued under the RLTIP for the six months ended June 30, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2022	1,742,401	$12.76
Granted	566,188	$11.54
Vested	(271,925)	$14.64
Forfeited	(93,668)	$11.93
Unvested RSUs as of June 30, 2023	1,942,996	$12.18

As of June 30, 2023, total unrecognized compensation cost related to the RSU awards was $20,162 which is expected to be recognized over a weighted average remaining period of 3.05 years.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of goods sold	$311	$112	$597	$292
Research and development expenses	1,395	1,608	2,839	3,584
Selling, general and administrative expenses	4,767	4,956	9,152	8,831
	$6,473	$6,676	$12,588	$12,707

10.            Out-Licensing Agreements

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

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license. In the first quarter of 2023, following the Company’s last delivery of certain drug supplies to Genentech, the Company received an additional $20,000 payment. In the second quarter of 2023, following the achievement of a development milestone related to a new indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $15,000. Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $585,000 remain as of June 30, 2023. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

Pursuant and subject to the terms of the Genentech License Agreement, Genentech has the exclusive worldwide right to conduct development and commercialization activities for Genentech Licensed Products at its sole cost. Notwithstanding the foregoing, the Company is responsible, at its sole cost, for completing its Phase 2b clinical trial assessing the efficacy, safety and tolerability of vixarelimab in reducing pruritis in prurigo nodularis.

Accounting for the Genentech License Agreement

As of the Genentech Effective Date, the Company identified the following performance obligations in the Genentech License Agreement: (i) the delivery of the exclusive license for vixarelimab; (ii) an initial drug supply delivery; (iii) a drug product resupply delivery; and (iv) completion of the Phase 2b clinical trial for vixarelimab.

The Company determined the transaction price of the Genentech License Agreement consisted of the $80,000 upfront payment and the $20,000 variable consideration related to the delivery of the initial drug supply and drug product resupply which was added to the transaction price in the fourth quarter of 2022. In the second quarter of 2023, the Company added $15,000 to the transaction price following the achievement of a development milestone related to a new indication under the Genentech License Agreement.

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

The Company recognized $16,978 and $22,664 of collaboration revenue under the Genentech License Agreement during the three and six months ended June 30, 2023, respectively. As a result of the $15,000 development milestone the Company recognized revenue of $14,001 and $13,148, during the three and six months ended June 30, 2023, respectively, related to performance obligations satisfied in prior periods. The remaining revenue was recognized as a result of further progress towards completion of the of the phase 2b clinical trial for vixarelimab, which is being

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

recognized over time using the cost-to-cost input method. The Company expects to recognize the remaining deferred revenue associated with the Genentech License Agreement over the remaining portion of the Phase 2b clinical trial for vixarelimab.

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

The Company has not recognized any revenue under the rilonacept Huadong Collaboration Agreement for the three and six months ended June 30, 2023 as there has been no delivery of materials under the rilonacept Huadong Collaboration Agreement to date. The transaction price of $11,895 is recorded in non-current deferred revenue and $105 is recorded in current deferred revenue, based upon timing of anticipated future shipments.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes the Company’s contract assets and contract liabilities in connection with license and collaboration agreements for the six months ended June 30, 2023:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Six Months Ended June 30, 2023
Contract Assets:
Genentech vixarelimab	$7,656	$—	$—	$(7,656)	$—
Contract Liabilities:
Genentech vixarelimab	$—	$35,000	$(22,664)	$(7,656)	$4,680
Huadong rilonacept	12,000	—	—	—	12,000
Total Contract Liabilities	$12,000	$35,000	$(22,664)	$(7,656)	$16,680

11.           License and Acquisition Agreements

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

Under the Biogen Agreement, the Company is obligated to make clinical, regulatory and net sales milestone payments to Biogen of up to $329,000, of which $315,000 remains as of June 30, 2023. Additionally, the Company could be obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the three and six months ended June 30, 2023 and 2022, the Company recorded research and development expense of $34, related to the annual maintenance in connection with the Biogen Agreement.

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

During the three and six months ended June 30, 2023 and 2022, the Company did not record any research and development expense in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three and six months ended June 30, 2023, the Company recognized $13,986 and $22,274 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses. For the three and six months ended June 30, 2022, the Company recognized $3,672 and $11,926 respectively, of expenses related to the profit sharing

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

agreement presented within collaboration expenses. For the six months ended June 30, 2022, expenses related to the profit sharing agreement presented within collaboration expenses included $6,000 of profit sharing expense related to the rilonacept Huadong Collaboration Agreement.

Pursuant to the Regeneron Agreement, during the year ended December 31, 2021, the Company entered into a commercial supply agreement under which Regeneron agreed to manufacture product for the Company’s clinical and commercial use. The commercial supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three and six months ended June 30, 2023 and 2022, the Company did not incur any research and development expense related to the purchase of drug materials under the clinical supply agreement. The Company’s inventory balance as of June 30, 2023 and December 31, 2022, of $23,958 and $21,599, respectively, were purchased under the commercial supply agreement. As of June 30, 2023, the Company had non-cancelable purchase commitments under the commercial supply agreement (see Note 14).

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

The Company is obligated to make clinical regulatory milestone payments for the first two indications and sales milestone payments of up to $1,257,500 in the aggregate, of which $1,242,500 remain as of June 30, 2023. In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. In July 2020, the Company entered into an amendment to the MedImmune Agreement to establish a new coronavirus field and defer the payment of certain development and regulatory milestones as applied to the new coronavirus field. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

During the three and six months ended June 30, 2023 and 2022, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

12.         Net Income (Loss) per Share

The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, Class A1 and Class B1 common shares are identical, except with respect to voting, transferability and conversion (see the Notes to Consolidated Financial Statements included in our Form 10-K). As the liquidation and dividend rights are identical, losses are allocated on a proportionate basis and the resulting net income (loss) per share attributed to common shareholders will, therefore, be the same for both Class A and Class B common shares on an individual or combined basis.

Basic and diluted net income (loss) attributable to common shareholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$14,972	$(19,981)	$2,702	$(45,191)
Denominator:
Weighted-average basic shares outstanding	69,918,287	69,289,972	69,835,452	69,213,860
Effect of dilutive securities
Options to purchase common shares	1,206,683	—	1,165,632	—
Unvested RSUs	509,759	—	418,942	—
Weighted-average diluted shares	71,634,729	69,289,972	71,420,026	69,213,860

Basic EPS	$0.21	$(0.29)	$0.04	$(0.65)
Diluted EPS	$0.21	$(0.29)	$0.04	$(0.65)

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

For the three and six months ended June 30, 2022 the Company’s potentially dilutive securities, which include options and unvested RSUs, have been excluded from the computation of diluted net loss per share attributable to common shareholders for the periods indicated as the effect would be to reduce the EPS attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted EPS attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Share options to purchase common shares	8,204,258	9,573,543	8,219,041	9,573,543
Unvested RSUs	255,769	1,158,744	690,695	1,158,744
Total anti-dilutive shares	8,460,027	10,732,287	8,909,736	10,732,287

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

Although Bermuda has no corporate income tax, the Company’s income tax rate for the three and six months ended June 30, 2023 is due to Kiniksa UK’s and Kiniksa US’s income subject to taxation in each of their respective countries. Income tax benefit for the three and six months ended June 30, 2023 was $16,211 and $13,305, respectively. The benefit for income taxes is primarily driven by the release of the valuation allowance on the Company’s U.S. deferred tax assets. This is partially offset by provision for income taxes driven by income earned in the UK and U.S. reduced by tax benefits from Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits.

Management regularly assesses the need for a valuation allowance on the Company’s deferred income tax assets. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that the Company will be able to recover its deferred tax assets. Such assessment is required on a jurisdiction-by-jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

In the second quarter of 2023, the Company assessed the valuation allowance on its U.S. deferred tax assets and considered positive evidence, including cumulative U.S. income in recent years, primarily related to cost plus arrangements and expectations regarding future profitability. The Company determined it was more likely than not that its U.S. deferred tax assets are realizable in the future and released the associated valuation allowance as of June 30, 2023. This resulted in a benefit of $19,185. There are no material deferred tax assets in the jurisdictions outside Kiniksa US and Kiniksa UK.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Manufacturing Commitments

The Company entered into supply agreements with Regeneron to provide both clinical supply and commercial product (see Note 11). In May 2023, the Company signed a letter of intent with a contract development and manufacturing organization (a “CDMO”) related to its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several CDMOs to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of June 30, 2023, the Company had committed to minimum payments under all of these agreements totaling $139,417, of which $62,496 is due within one year.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2023 or December 31, 2022.

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

ARCALYST is an interleukin-1α and interleukin-1β cytokine trap. In 2017, we licensed ARCALYST from Regeneron, who discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear. We received U.S. Food and Drug Administration (“FDA”) approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is commercially available across the United States through a network of distributors. ARCALYST is also approved in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”) specifically Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in Deficiency of Interleukin-1 Receptor Antagonist (“DIRA”) in adults and children weighing 10 kg or more. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States, and evenly split profits on sales, as well as third party proceeds, with Regeneron. In March 2023, Regeneron initiated a technology transfer of the manufacturing process for ARCALYST drug substance and we are working with Regeneron to qualify a new CDMO.

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

Our ability to generate product revenue sufficient to achieve sustained corporate profitability will depend heavily on the continued commercialization of ARCALYST and the development and eventual commercialization of one or more of our current or future product candidates, if approved. While our ARCALYST collaboration with Regeneron has achieved profitability, such profits remain small compared to our total net losses and there is no guarantee that our ARCALYST collaboration with Regeneron will remain profitable in the future. In addition, payments and royalties arising from out-licensing, collaboration or other similar agreements, though potentially substantial, are often isolated events and cannot be relied upon to generate significant and sustained revenue. For the three and six months ended June 30, 2023, our net income was $15.0 million and $2.7 million, respectively, primarily as a result of the release of our deferred US tax asset valuation allowance; however, as of June 30, 2023, we had an accumulated deficit of $489.3 million. Notwithstanding the foregoing, we expect to incur operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, we expect to continue to incur significant expenses related to product manufacturing, including technology transfer costs, marketing, sales and distribution of ARCALYST. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $185.0 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed.

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

Under the Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which includes $12.0 million for the Territory license of rilonacept and $10.0 million for the Territory license of mavrilimumab. In addition, we will be eligible to receive contingent payments, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay us tiered percentage royalties on a Licensed Product-by-Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Licensed Product in the Territory, subject to certain reductions tied to rilonacept manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Licensed Product-by-Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Licensed Product in such country or region in the Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers the applicable Licensed Product in such country or region in the Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Licensed Product in such country or region in the Territory. We recognized the $10.0 million related to the mavrilimumab license during the year ended December 31, 2022. We deferred the $12.0 million related to the rilonacept license agreement as of June 30, 2023, and will recognize revenue as materials are shipped.

In August 2022, we entered into a license agreement (the “Genentech License Agreement”) with Genentech, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies.

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. In the first quarter of 2023, following delivery of certain drug supplies to Genentech, we received an additional $20.0 million payment. In the second quarter of 2023, following the achievement of a development milestone related to a new indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $15.0 million. We will be eligible to receive up to a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $585,000 remain as of June 30, 2023, as well as royalties in the low double digits to mid-teens on annual net sales, in each case before fulfilling our upstream financial obligations. We have recognized $110.3 million of revenue of the $115.0 million transaction price under the Genentech License Agreement and will recognize the remaining revenue over the remaining duration of the in-progress Phase 2b prurigo nodularis clinical trial.

Operating Expenses

Cost of Goods Sold

Cost of goods sold includes production and distribution costs of ARCALYST, and amortization of the $20.0 million payment we made to Regeneron in the first quarter of 2021 upon achievement of a regulatory milestone, and other miscellaneous product costs associated with ARCALYST. Cost of goods sold also includes labor and overhead costs associated with the production of ARCALYST associated with quality control, quality assurance, supply chain activities and the technology transfer of the manufacturing process for drug substance.

Collaboration expenses

Collaboration expenses consist of Regeneron’s share of the profit related to ARCALYST sales under the license agreement with Regeneron (the “Regeneron Agreement”). We evenly split profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) our cost of goods sold for product used, sold or otherwise distributed for patient use by us; (ii) customary commercialization expenses, including the cost of our field force, and (iii) our cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits. With respect to the technology transfer of the manufacturing process for ARCALYST drug substance initiated by Regeneron in March 2023, to the extent permitted by the Regeneron Agreement, the fully-burdened costs of each of us and Regeneron incurred in performing such technology transfer shall also be deducted from net sales of ARCALYST to determine profit. We also evenly split with Regeneron any proceeds received by us from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the research and development of our product candidates. We expense research and development costs as incurred. These expenses may include:

●expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;
●expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our clinical trials and CDMOs that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs for our product candidates;
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

Our direct research and development expenses are tracked on a program-by-program basis for our product candidates and consist primarily of external costs, such as fees paid to outside consultants, CROs, CDMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct research and development expenses by program also include fees incurred under license, acquisition and other similar agreements. We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery activities as well as for managing our preclinical and clinical development, process development and manufacturing clinical and preclinical materials.

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

Income Taxes

As an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, there is no corporate income tax levied on an exempted company’s income, resulting in an effective zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses, while our assets remain in Bermuda. Our wholly owned U.S. subsidiaries, Kiniksa US, and Primatope are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa UK, and its wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals GmbH are subject to taxation in their respective countries. Our income tax benefit primarily relates to the release of the valuation allowance on our U.S. deferred tax assets partially offset by provision for income taxes relating to U.S. and UK taxable income.

In the first quarter of 2022, we transferred exclusive rights to develop and commercialize mavrilimumab in the Asia Pacific region, excluding Japan, to Kiniksa UK.

In the third quarter of 2022, we transferred exclusive worldwide rights to develop and commercialize vixarelimab to Kiniksa UK.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022	Change

	(in thousands)

Revenue:
Product revenue, net	$54,495	$26,972	$27,523
License and collaboration revenue	16,978	—	16,978
Total revenue	71,473	26,972	44,501
Costs and Operating expenses:
Cost of goods sold	7,699	5,029	2,670
Collaboration expenses	13,986	3,672	10,314
Research and development	23,767	13,798	9,969
Selling, general and administrative	29,175	23,841	5,334
Total operating expenses	74,627	46,340	28,287
Loss from operations	(3,154)	(19,368)	16,214
Other income	1,915	103	1,812
Loss before benefit (provision) for income taxes	(1,239)	(19,265)	18,026
Benefit (provision) for income taxes	16,211	(716)	16,927
Net income (loss)	$14,972	$(19,981)	$34,953

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $54.5 million for the three months ended June 30, 2023, compared to $27.0 million for the three months ended June 30, 2022, an increase of $27.5 million. The increase in product revenue was primarily driven by an increase in patients.

License and Collaboration Revenue

We reported $17.0 million of license and collaboration revenue for the three months ended June 30, 2023, related to the Genentech License Agreement. This license and collaboration revenue was primarily driven by the achievement of a $15.0 million development milestone related to a new indication under the Genentech License Agreement. We expect to recognize the remaining $4.7 million of the transaction price still to be recognized related to the Genentech License Agreement over the life of the in-progress Phase 2b prurigo nodularis clinical trial. We did not record any license and collaboration revenue during the three months ended June 30, 2022.

Cost of Goods Sold

We recognized cost of goods sold of $7.7 million for the three months ended June 30, 2023, compared to $5.0 million for the three months ended June 30, 2022, an increase of $2.7 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST.

Collaboration Expenses

Collaboration expenses were $14.0 million for the three months ended June 30, 2023, compared to $3.7 million for the three months ended June 30, 2022, an increase of $10.3 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST.

Research and Development Expenses

	Three Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Rilonacept (ARCALYST)	$450	$(614)	$1,064
KPL-404	11,649	1,712	9,937
Mavrilimumab	308	977	(669)
Vixarelimab	2,278	3,634	(1,356)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	5,393	5,209	184
Other	3,689	2,880	809
Total research and development expenses	$23,767	$13,798	$9,969

Research and development expenses were $23.8 million for the three months ended June 30, 2023, compared to $13.8 million for the three months ended June 30, 2022, an increase of $10.0 million.

The direct costs for our ARCALYST program were $0.5 million during the three months ended June 30, 2023, compared to ($0.6) million during the three months ended June 30, 2022, an increase of $1.1 million. The expense increase for the three months ended June 30, 2023, is due to the limited remaining close-out costs of the RHAPSODY trial, our global, pivotal Phase 3 clinical trial in recurrent pericarditis. The reduction in expenses during the three months ended June 30, 2022 related primarily to lower than expected RHAPSODY trial cost, identified during the close-out activities offset by the limited period remaining costs.

The direct costs for our KPL-404 program were $11.6 million during the three months ended June 30, 2023, compared to $1.7 million during the three months ended June 30, 2022, an increase of $9.9 million. The increase in expenses incurred primarily related to the manufacturing of clinical material, initiation of cohort three and continuation of the first two cohorts of our Phase 2 trial in RA during the three months ended June 30, 2023, as compared to initial cost of the first two cohorts of our Phase 2 trial in RA, for the three months ended June 30, 2022.

The direct costs for our mavrilimumab program were $0.3 million during the three months ended June 30, 2023, compared to $1.0 million during the three months ended June 30, 2022, or a decrease of $0.7 million. The decrease in expenses incurred is primarily related to the continued wind-down of the Phase 3 clinical trial in COVID-19 related ARDS.

The direct costs for our vixarelimab program were $2.3 million during the three months ended June 30, 2023, compared to $3.6 million during the three months ended June 30, 2022, a decrease of $1.4 million. The decrease in expenses was primarily related to a decrease in active patients in our ongoing Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $9.1 million for the three months ended June 30, 2023, compared to $8.1 million for the three months ended June 30, 2022, an increase of $1.0 million. The increase of $1.0 million in unallocated research and development expenses was primarily due to an increase in headcount. Personnel-related costs for the three months ended June 30, 2023 and 2022 included share-based compensation of $1.4 million and $1.6 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $29.2 million for the three months ended June 30, 2023, compared to $23.8 million for the three months ended June 30, 2022. The increase of $5.3 million was primarily due to an increase of $3.6 million in personnel-related costs related to the expansion of the salesforce and an increase in professional fees of $0.8 million. Personnel-related costs for the three months ended June 30, 2023 and 2022 included share-based compensation of $4.8 million and $5.0 million, respectively.

Other Income

Other income was $1.9 million for the three months ended June 30, 2023 compared to other income of $0.1 million for the three months ended June 30, 2022. The increase of $1.8 million was primarily due to higher interest rates on U.S. Treasury notes and a larger average balance in short term investments.

Provision for Income Taxes

For the three months ended June 30, 2023, we recorded an income tax benefit of $16.2 million relating primarily to the release of the valuation allowance on our U.S. deferred tax assets offset by income earned in the UK and the U.S., net of the Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits (“R&D Credits”) utilized. For the three months ended June 30, 2022, we recorded an income tax provision of $0.7 million relating primarily to the current tax expense due to income from our cost plus arrangements in the United States, net of R&D Credits utilized. During the three months ended June 30, 2022, there was no UK tax provision because Kiniksa UK was in a net loss position and had a full valuation allowance against its deferred tax asset. We expect our UK current tax provision to be partially reduced by net operating losses to the extent available. We expect that our reported income tax expense will increase in future periods.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Revenue:
Product revenue, net	$97,154	$49,161	$47,993
License and collaboration revenue	22,664	10,000	12,664
Total revenue	119,818	59,161	60,657
Operating expenses:
Cost of goods sold	14,735	9,248	5,487
Collaboration expenses	22,274	11,926	10,348
Research and development	38,939	34,615	4,324
Selling, general and administrative	58,220	46,059	12,161
Total operating expenses	134,168	101,848	32,320
Loss from operations	(14,350)	(42,687)	28,337
Other income	3,747	137	3,610
Loss before benefit (provision) for income taxes	(10,603)	(42,550)	31,947
Benefit (provision) for income taxes	13,305	(2,641)	15,946
Net income (loss)	$2,702	$(45,191)	$47,893

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $97.2 million for the six months ended June 30, 2023, compared to $49.2 million for the six months ended June 30, 2022, an increase of $48.0 million. The increase in product revenue was primarily driven by an increase in patients.

License and Collaboration Revenue

We reported $22.7 million of license and collaboration revenue for the six months ended June 30, 2023, related to the Genentech License Agreement, compared to $10.0 million for the six months ended June 30, 2022, an increase of $12.7 million. This increase in license and collaboration revenue was primarily driven by the achievement of a $15.0 million development milestone related to a new indication under the Genentech License Agreement, offset by the $10.0 million upfront payment recognized during the six months ended June 30, 2022 upon the signing of the mavrilimumab Collaboration Agreement in February of 2022.

Cost of Goods Sold

We recognized cost of goods sold of $14.7 million for the six months ended June 30, 2023, compared to $9.2 million for the six months ended June 30, 2022, an increase of $5.5 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST.

Collaboration Expenses

Collaboration expenses were $22.3 million for the six months ended June 30, 2023, compared to $11.9 million for the six months ended June 30, 2022, an increase of $10.3 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST.

Research and Development Expenses

	Six Months Ended
	June 30,
	2023	2022	Change

	(in thousands)
Rilonacept (ARCALYST)	$1,008	$1,242	$(234)
KPL-404	15,095	3,918	11,177
Mavrilimumab	36	4,489	(4,453)
Vixarelimab	4,325	6,439	(2,114)
Unallocated research and development expenses:			—
Personnel related (including share-based compensation)	11,806	12,179	(373)
Other	6,669	6,348	321
Total research and development expenses	$38,939	$34,615	$4,324

Research and development expenses were $38.9 million for the six months ended June 30, 2023, compared to $34.6 million for the six months ended June 30, 2022, an increase of $4.3 million.

The direct costs for our ARCALYST program were $1.0 million during the six months ended June 30, 2023, compared to $1.2 million during the six months ended June 30, 2022, a decrease of $0.2 million. The expense reduction for the six months ended June 30, 2023, is due to the limited remaining close-out costs of the RHAPSODY trial, our global, pivotal Phase 3 clinical trial in recurrent pericarditis. The expenses for the six months ended June 30, 2022, related primarily to the long-term extension portion of the RHAPSODY trial.

The direct costs for our KPL-404 program were $15.1 million during the six months ended June 30, 2023, compared to $3.9 million during the six months ended June 30, 2022, an increase of $11.2 million. The increase in expenses incurred primarily related to the manufacturing of clinical material, initiation cost of cohort three and continuation of the first two cohorts of our Phase 2 trial in RA during the six months ended June 30, 2023, as compared to initial cost of the first two cohorts of our Phase 2 trial in RA, for the six months ended June 30, 2022.

The direct costs for our mavrilimumab program were less than $0.1 million during the six months ended June 30, 2023, compared to $4.5 million during the six months ended June 30, 2022, or a decrease of $4.5 million. The decrease in expenses incurred is primarily related to the continued wind-down activities of the Phase 3 clinical trial in COVID-19 related ARDS.

The direct costs for our vixarelimab program were $4.3 million during the six months ended June 30, 2023, compared to $6.4 million during the six months ended June 30, 2022, a decrease of $2.1 million. The decrease in expenses was primarily related to a decrease in active patients in our ongoing Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $18.5 million for the six months ended June 30, 2023 and 2022. Personnel-related costs for the six months ended June 30, 2023 and 2022 included share-based compensation of $2.8 million and $3.6 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $58.2 million for the six months ended June 30, 2023, compared to $46.1 million for the six months ended June 30, 2022. The increase of $12.2 million was primarily due to an increase of $8.1 million in personnel-related costs and $2.1 million in sales and marketing costs related to the expansion of the salesforce. Personnel-related costs for the six months ended June 30, 2023 and 2022 included share-based compensation of $9.2 million and $8.8 million, respectively.

Other Income

Other income was $3.7 million for the six months ended June 30, 2023 compared to other income of $0.1 million for the six months ended June 30, 2022. The increase was primarily due to higher interest rates on U.S. Treasury notes and a larger average balance in short term investments.

Provision for Income Taxes

For the six months ended June 30, 2023, we recorded an income tax benefit of $13.3 million relating primarily to the release of the valuation allowance on our U.S. deferred tax assets offset by income earned in the UK and the U.S., net of the FDII deduction and R&D Credits utilized. For the six months ended June 30, 2022, we recorded an income tax provision of $2.6 million relating primarily to the current tax expense due to income from our cost plus arrangements in the United States, net of R&D Credits utilized. During the six months ended June 30, 2022, there was no UK tax provision because Kiniksa UK was in a net loss position and had a full valuation allowance against its deferred tax asset. We expect our UK current tax provision to be partially reduced by net operating losses to the extent available. We expect that our reported income tax expense will increase in future periods.

Liquidity and Capital Resources

As of June 30, 2023, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $185.0 million. Net income (loss) was $2.7 million and ($45.2) million for the six months ended June 30, 2023 and 2022, respectively. We expect to incur operating losses for the foreseeable future.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have committed to minimum payments to Regeneron of $31.2 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $15.8 million, of which $3.0 million are due within one year. In connection with our ongoing technology transfer of ARCALYST drug substance manufacturing, we have entered into a manufacturing commitment with a CDMO to establish a new manufacturing site for ARCALYST drug substance. Such commitment, which includes the purchase of raw materials and related service fees, will obligate us to minimum payments of $97.3 million, $20.4 million of which are due within one year.

Under various agreements with third parties, we are entitled to receive upfront payments, milestone payments, and royalties, each based upon specified milestones. In the first quarter of 2023, we received $20.0 million for delivery of certain drug supplies as part of the Genentech License Agreement. In the second quarter of 2023, following the achievement of a development milestone related to a new indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment to us of $15,000.

These agreements impact our short-term and long-term liquidity and capital needs.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(8,010)	$(44,670)
Net cash provided (used) in investing activities	(2,386)	15,542
Net cash provided by financing activities	248	965
Net decrease in cash and cash equivalents	$(10,148)	$(28,163)

Operating Activities

During the six months ended June 30, 2023, operating activities used $8.0 million of cash which primarily consisted of our net income of $2.7 million, offset by working capital increase of $5.7 million and non-cash items of $5.0 million. Working capital increased primarily due to a $12.0 million increase in accounts receivable and $7.3 million decrease in accounts payable attributable to timing of inventory purchases, offset by a $7.7 decrease in contract assets, a $4.7 million increase in deferred revenue both related to the $20.0 million received as part of the Genentech License Agreement and a $4.0 million decrease in accrued expenses attributable to a lower level of late stage clinical trials. Non-cash items were comprised primarily of an increase in deferred income tax assets of $18.4 million and $2.2 million of amortization of premiums and accretion of discounts on short-term investments, offset by $12.6 million of stock based compensation.

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

Investing Activities

During the six months ended June 30, 2023, investing activities used $2.4 million of cash, primarily consisting of $91.0 million of purchases of short-term investments, offset by $88.7 million of maturities of short-term investments.

During the six months ended June 30, 2022 investing activities provided $15.5 million of cash, primarily consisting of $71.3 million from proceeds of maturities of short-term investments, partially offset by $55.7 million of purchases of short-term investments.

Financing Activities

During the six months ended June 30, 2023 and 2022, net cash provided by financing activities was $0.2 million and $1.0 million, respectively, consisting of proceeds from the exercise of share options.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2023, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates and has been volatile over the past several fiscal quarters. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We are a biopharmaceutical company that began generating revenue from product sales in 2021. We have a history of operating losses and anticipate that we will incur continued losses for the foreseeable future.

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

We have incurred operating losses in the past and expect to incur such losses in the future. For the six months ended June 30, 2023, our net income was $2.7 million, primarily as a result of the release of our US deferred tax asset valuation allowance, however as of June 30, 2023, we had an accumulated deficit of $489.3 million. Notwithstanding the foregoing, we expect to incur losses for the foreseeable future as a result of many factors, including:

●supporting our sales, marketing and distribution capabilities, infrastructure and organization to commercialize ARCALYST and any product candidates for which we may obtain marketing approval;
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

To further our operational plans, we may require substantial additional financing, which we may not be able to obtain when needed or on acceptable term.

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

Accordingly, if we are unable to grow or sustain ARCALYST commercial revenue, we may need to obtain substantial additional funding to progress our operating plans via accessing capital markets. If we are unable to raise capital when needed on acceptable terms, if at all, we may be forced to delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or commercialization efforts. We also may not be able to expand our operations or otherwise capitalize on our business opportunities, or may be required to relinquish rights to our product candidates or products.

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
●competitive and potentially competitive products and technologies, and patients’ and prescribers’ receptivity to ARCALYST or any of our product candidates if approved, and the technology underlying them in light of competitive products and technologies;
●the costs and timing of payments for producing ARCALYST or any of our product candidates to support clinical trials as well as the potential commercial launch of any of our product candidates, if approved, reserving manufacturing slots, or transferring manufacturing technology to third party manufacturers;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, if approved.

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

In addition to ARCALYST commercial revenue, we expect to finance our cash needs through private or public securities offerings, debt financings, or other sources, including licensing, collaboration or other strategic transactions or arrangements with third parties. The terms of any financing may adversely affect the holdings or the rights of our shareholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our Class A common shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Obtaining funds through licensing, collaboration or other strategic transactions or arrangements with third parties may require us to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our shareholders, and may cause the market price of our Class A common shares to decline.

Risks Related to Commercialization

We may not be able to continue to commercialize ARCALYST or be successful in commercializing any future products, potentially impairing the commercial potential for our current and future products to generate any revenue.

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
●our inability to compete with current or future competitor products and/or biosimilars;
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

If ARCALYST or any of our future approved products, if any, fail to gain or sustain market acceptance, our ability to generate revenue will be adversely affected. Even if ARCALYST or any future products achieve market acceptance, the relevant market may prove not to be large enough to allow us to generate significant and sustained revenue.

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

We may also be unable to adequately satisfy a third party payor’s value/benefit assessment on an ongoing basis. It is possible that third party payors will select low-cost clinical comparators that serve as benchmarks for determining relative value, including generics, biosimilars and lower costs brands with or without the same approved indication. The result of such a change would be a more challenging value/benefit assessment caused by a more challenging basis for comparison and the potential for a worse relative outcome. Third party payors may determine that we have failed to generate sufficient evidence to demonstrate the relative benefits of ARCALYST or any of our product candidates, if approved, and refuse to provide coverage and reimbursement entirely, or may find the evidence not sufficiently compelling to support the desired pricing and reimbursement. Similarly, payors may implement coverage criteria that further restricts the use of ARCALYST or any of our product candidates, if approved, beyond the approved label, which could adversely affect their commercial potential, including, for example, situations where a patient must be proven to not adequately respond to the lower-cost comparator.

Third party payors also revisit their previously established coverage policies from time to time and often introduce more challenging price negotiation methodologies under a number of circumstances, including, but not limited to the entrance of new competitors, including branded drugs, generics and biosimilars, into the market. It is possible that a third party payor may consider our products and product candidates, if approved, as substitutable and only be willing to cover the cost of the alternative product. Even if we show improved efficacy, safety or improved convenience of administration with ARCALYST or any of our product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge. Third party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor generic and biosimilar products enter the market, there are mandatory price reductions for the innovator compound. In other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and/or reimbursement levels. The potential of third party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to continue to commercialize ARCALYST or successfully commercialize any of our product candidates, if approved. Third party payors may also employ challenging price negotiation tactics in the event of a proposed price increase of our current and future products. See “Risks Related to Commercialization – It may be difficult for us to realize the benefit of increasing the price of certain of our commercialized products, due to unfavorable actions that third party payors and other market participants may take.”

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

Any price concessions will reduce our overall revenue generation and may impair the benefit of any price increases we may take. As a small, commercial stage biopharmaceutical company, our future success relies on the effective commercialization of one or more of our current and future products. Price concessions that reduce potential product revenue would lengthen our timeline to profitability and may require us to rely on potentially dilutive capital-raising efforts to fund our operations, which may impact the price of our common shares. Even comparatively small discounts, if aggregated across payors, may cause materially lower revenue generation in the long-term, which may offset the increased revenue we hoped to realize through a price increase.

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

In the event that we cannot successfully negotiate with payors requesting price concessions in connection with a price increase or otherwise, such payors may choose to not cover our current and future products at all or may instate onerous reimbursement policies that limit patient access. We cannot assure you that current payor coverage and reimbursement policies for ARCALYST will continue. As a small commercial stage company, the loss of any payor, especially a large payor, or limitations on access to our drugs affecting a sizeable number of patients may materially harm our ability to generate revenue and execute on our commercial strategy. Further, as a company targeting patients with significant unmet need, the loss of access to our products may materially harm our targeted patient populations who cannot source adequate alternative therapies.

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

For more information, see “Risk Factors – General Risk Factors – Enacted and future healthcare legislation may have a material adverse effect on our business and results of operations.”

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

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting, training, expanding and/or maintaining a sales force is expensive and time-consuming and could impede any ongoing commercialization efforts or delay a prospective product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. A failure to maintain or expand a commercial sales force, as needed, may also materially impact any ongoing commercialization efforts.

If we enter into arrangements with third parties to perform sales, marketing, distribution and other commercial support services, our product revenues or the profitability of these revenues to us are likely to be lower than if we were to market and sell any product ourselves. In addition, we may not be successful in entering into arrangements with third parties to market and sell our products, if any, or may be unable to do so on terms that are favorable to us. Further, we will likely have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. However, developing a sales, marketing and access organization requires significant investment, is time consuming and if not completed as planned could delay the launch of new products or impact ongoing commercialization of currently marketed products. If we are unable to maintain or establish sales, as applicable, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be commercially successful and our business, results of operations, financial condition and prospects will be materially adversely affected.

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
●reduced protection of intellectual property rights in certain countries;

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

In some countries, particularly the countries in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, price negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain adequate reimbursement or favorable pricing approval in some countries, we may be required to conduct a potentially costly clinical trial that compares our product candidate to other available therapies. Failure to demonstrate sufficiently desirable results to such parties may result in adverse pricing or reimbursement decisions. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

We are subject to ongoing regulatory requirements for a number of our activities, including manufacturing, packaging, labeling, storage, distribution, advertising, promotion, sampling, record-keeping, adverse event reporting, conduct of post-marketing trials and submission of safety, efficacy and other post-market information for our products in the United States. Such obligations, along with continued regulatory review, may result in significant additional expense. Furthermore, if we seek and receive approval from regulatory authorities outside of the United States for products or any of our product candidates in the future, we will be subject to such authorities’ requirements, which may be more stringent than our obligations in the United States.

Manufacturers and their facilities are required to comply with extensive requirements of regulatory authorities, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices or similar foreign regulations (“cGMP”). As such, we and our CDMOs will be subject to user fees and continual review and inspections to assess compliance with cGMP or similar foreign regulations and adherence to commitments made in any biologics license applications (“BLAs”) or Marketing Authorization Applications (“MAAs”). Accordingly, we and our CDMOs and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

If marketing approval is obtained via the accelerated approval pathway, we could be required to conduct a successful confirmatory clinical trial to confirm clinical benefit for our products. An unsuccessful confirmatory trial or failure to complete such a trial could result in the withdrawal of marketing approval. The FDA or foreign regulatory authority also may place other conditions on approvals including the requirement for a REMS or similar risk management measures, to assure the safe use of the product. If the FDA or foreign regulatory authority concludes a REMS or similar risk management measures are needed, the sponsor of the BLA or MAA must submit a proposed REMS or the similar risk management measures before it can obtain approval. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. We also will be required to report certain adverse reactions, production problems, inadequate efficacy and other issues, if any, to applicable regulatory authorities on an ongoing basis. In addition, the identification of new safety issues could lead to new labeling or restrictions on population or use of our products, diminishing the addressable market or sales or both. Such conditions, requirements or events may prove to be expensive and burdensome, and the reporting of such may cause the price of our Class A common shares to decrease.

Further, we must also comply with additional requirements concerning advertising and promotion for our products, which are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label.

If a regulatory agency discovers previously unknown problems with any of our current or future products, such as adverse events of unanticipated severity or frequency, or problems with the facility where a product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we discover previously unknown problems with a product or product candidate, including adverse events of unanticipated severity or frequency, or with our manufacturing processes, or fail to comply with regulatory requirements, a regulatory agency or enforcement authority may, among other things:

●issue warning letters;
●impose civil or criminal penalties;
●suspend or withdraw regulatory approval;
●suspend any of our ongoing clinical trials;
●refuse to approve pending applications or supplements to approved applications submitted by us;
●impose restrictions on our operations, including closing our CDMOs’ facilities; or
●seize or detain products or require a product recall.

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

If there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or the manufacture of a product, or if we or one of our distributors, licensees, co-marketers or other third parties operating on our behalf fails to comply with regulatory requirements, regulatory authorities could impose fines on us, instate restrictions on our product or its manufacture or require us to recall or remove the product from the market, in addition to withdrawing our marketing authorizations, or requiring us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization. If any of these events occur, our ability to sell our product may be impaired, and we may incur substantial additional expense to comply with such regulatory requirements.

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
●analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare professionals or marketing expenditures and pricing information; and
●similar healthcare laws and regulations in the European Union (the “EU”) and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare professionals, which may be applicable even if we are not commercializing a product in such jurisdictions.

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
●timely and successful commercial launch of our product candidates, if approved;
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

If we do not accomplish one or more of these factors in a timely manner or at all we could experience significant delays in, or an inability to, timely or successfully commercialize our product candidates. Failure to generate sufficient revenue from the commercialization of our current and future products, whether as a result of failing to obtain regulatory approvals or unsuccessfully commercializing such products would harm our ability to continue our operations. In such an instance, we may need to seek capital elsewhere. See “Risk Factors – Risks Related to Our Financial Position and Capital Needs – To further our operational plans, we may require substantial additional financing, which we may not be able to obtain when needed or on acceptable term” and “Risk Factors – Risks Related to Our Financial Position and Capital Needs – Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates or products.”

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

Not all of our clinical trials have been conducted as initially planned or completed on our initial projected schedule, and accordingly, we cannot guarantee that any of our current or future clinical trials will be conducted as initially planned or completed on our initial projected schedule, if at all. Further, even if conducted on time, a clinical trial may result in unfavorable or statistically insignificant results. For example, in December 2021, we announced that the primary efficacy endpoint of the Phase 3 clinical trial of mavrilimumab in COVID-19-related ARDS did not reach statistical significance. We subsequently decided to not progress mavrilimumab in the COVID-19-related ARDS indication. Clinical trials are a lengthy process that require the expenditure of significant money and human capital. Failing to achieve desired efficacy or identifying of a novel safety hazard in turn represents an inability to successfully recoup such expense via a potential commercialization of the product candidate, if approved. Sufficient inability to recoup clinical trial expenses via successful development could pose material risks to our business. See “Risk Factors – Risks Related to Product Development –We depend heavily on the success of one or more of our products and product candidates, which are in various stages of clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately successfully commercialize one or more of our product candidates, or experience significant delays in doing so, our business will be significantly harmed.”

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

Commencing our planned clinical trials is also subject to approval by an institutional review board (an “IRB”) or ethics committee for each clinical trial site before a trial may be initiated, which approval could be delayed, rejected or suspended. Our planned clinical trials may also include other applicable committees intended to monitor the safety profile of our product candidates. IRBs, regulatory authorities or other applicable safety committees may impose a suspension or termination of our clinical trials even after approval and initiation of trial sites due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by regulatory authorities, unforeseen safety issues or adverse side effects that arise in the trial, or failure to demonstrate a benefit from using a drug, any of which could result in the imposition of a clinical hold, as well as changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Successful completion of our clinical trials is a prerequisite to submitting a BLA or certain supplemental BLAs (“sBLA”) to the FDA, an MAA to the European Medicines Agency (the “EMA”) or competent authorities of the EU member states, or other applicable regulatory authorities in other countries for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and any future product candidates. A failure of one or more of our current or future clinical trials can occur at any stage of testing, and our clinical trials may not be successful. We have experienced and may continue to experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, be allowed by regulatory authorities, need to be redesigned, or if we can activate sites or enroll participants on time, or if they will be completed on schedule, if at all. Events that have and may in the future delay or prevent commencement or successful completion of clinical development of our product candidates as planned and on schedule, if at all, include but are not limited to:

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
●failure of manufacturers, or us, to produce sufficient quantities of or phase-appropriate supplies of our product candidates for use in our clinical trials in accordance with cGMP requirements and regulations or applicable comparable regulatory guidelines in other countries;
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

Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. In February 2023 the UK Government and the European Commission reached a political agreement on the “Windsor Framework” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. The implementation of the Windsor Framework will occur in various stages, with new arrangements relating to the supply of medicines into Northern Ireland due to take effect in 2025.

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

However, if the results of our clinical trials, including clinical trials evaluating our current products in new indications, or clinical trials conducted by collaboration partners, reveal an unacceptable severity and prevalence of certain side effects, the FDA or applicable regulatory authority outside of the United States may suspend or terminate our clinical trials, or not authorize us to initiate further trials. In addition, if other molecules in the same or related class in development by third parties show the same or similar side effects as those we observed in our trials but to a greater degree or reported new previously unreported side effects, it could have an impact on the entire class of molecules in development, as the applicable regulatory agency may suspend or terminate our clinical trials, or not authorize us to initiate further trials with our molecule in that class. Further, third parties may have rights to independently develop and commercialize our current and future products and product candidates, which may increase the likelihood of adverse safety results. For example, Regeneron retains worldwide rights to develop and commercialize ARCALYST for local administration to the eye and ear and oncology, and Huadong holds rights to develop and commercialize ARCALYST and mavrilimumab in the Asia Pacific region, excluding Japan. The development of our product candidates and, if approved, commercialization of our products for new indications or new patient populations by these third parties may increase the possibility of uncovering adverse safety results not previously discovered during our own clinical development process or U.S. commercialization. Such effects, if uncovered by such third parties, may lead to regulatory authorities ordering us to cease further development of, deny or withdraw any approval of any of our products or product candidates, or require onerous label changes, for any or all targeted indications.

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

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, or equivalent application types, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising eligibility for expedited pathways, etc.) was published in April 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council (not expected before early 2025) and may have a significant impact on the biopharmaceutical industry in the long-term.

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
●the number of participants required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or we may fail to recruit suitable participants for a trial;
●our third party contractors may fail to comply with data quality and regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●regulatory authorities may not believe that we have sufficiently demonstrated our ability to manufacture our candidates to the requisite level of quality standards, including that such material is sufficiently comparable to material used in previous clinical trials, or they may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies;
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

In addition, even if we were to obtain approval for one or more of our current or future product candidates, regulatory authorities may approve any of our current or future product candidates for fewer indications or more limited patient populations than we request. Furthermore, regulatory authorities or payers may not approve the price we intend to charge, may grant approval contingent on the performance of costly postmarketing clinical trials, may impose certain postmarketing requirements that impose limits on our marketing and distribution activities, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our current or future product candidates.

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

We have received Orphan Drug exclusivity and designation in the United States for ARCALYST for the treatment of pericarditis and mavrilimumab for the treatment of GCA, respectively. In addition, we have received Orphan Drug designation in the EU for ARCALYST for the treatment of idiopathic pericarditis. In the future, we may seek Orphan Drug designation for certain of our other product candidates in the United States or the EU. We may be unsuccessful in obtaining such designation for any of our other product candidates or unable to maintain the associated benefits for any of our other current or future product candidates that are granted Orphan Drug designation, if any. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics intended to treat relatively small patient populations as Orphan Drug products. Under the U.S. Orphan Drug Act, the FDA may designate a drug or biologic as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

In the EU, the European Commission grants Orphan Drug designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an Orphan Drug designation application. In the EU, Orphan Drug designation is intended to promote the development of medicinal products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions where either (i) such conditions affect no more than five in 10,000 persons in the EU when the application is made or (ii) the product, without the benefits derived from Orphan Drug status, would not generate sufficient return in the EU to justify investment; and for which no satisfactory method of diagnosis, prevention, or treatment exists for marketing in the EU, or if such method exists, the product will be of significant benefit to those affected by such condition. In the EU, Orphan Drug designation entitles a party to financial incentives such as reduction of fees or fee waivers, and upon grant of an MA, to potential marketing exclusivity.

In addition, if a drug or biologic with an Orphan Drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the drug or biologic is entitled to a period of marketing exclusivity, which precludes a regulatory authority from approving another marketing application for the same drug and disease or condition for that time period, except in limited circumstances. If our competitors are able to obtain Orphan Drug exclusivity prior to us, for products that constitute the “same drug” and treat the same diseases or conditions as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a medicinal product no longer meets the criteria for Orphan Drug designation including where it is shown that the drug is sufficiently profitable not to justify maintenance of market exclusivity.

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

Our reliance increases the risk that we will have insufficient quantities of ARCALYST and our product candidates or that ARCALYST and our product candidates are not produced at an acceptable cost or quality, or not in a timely manner due to, for example, production interruptions caused by equipment failure and an inability to source adequate replacement parts and equipment, which could delay, prevent or impair our commercialization or research and development efforts. From time to time, we have identified events in the ARCALYST manufacturing process that prevented distribution of ARCALYST material as planned, though this has yet to impact our ability to source sufficient ARCALYST material to cover our needs. Further, equipment used in the ARCALYST manufacturing process may no longer be supported by vendors in the event of equipment failure. Such equipment may also not be repaired, replaced or qualified in a timely manner. These issues may be exacerbated by increased clinical or commercial demand by us or our collaboration partners, should we decide to develop ARCALYST in one or more additional indications or in additional territories. If we encounter events in the future that prevent additional material from being distributed in a timely manner or within specifications and we are unable to source additional commercial supply of ARCALYST, if needed, or should future manufacturing or supply chain issues arise, we may be unable to adequately meet patient demand for ARCALYST or may be required to effect a recall, any of which would adversely affect our business, results of operations and financial condition.

Regeneron and its CDMOs are the sole manufacturers of ARCALYST and will remain so until we complete the technology transfer of the manufacturing process for ARCALYST drug substance to a new CDMO. Regeneron is not obligated to accept our forecasts or purchase orders that are not in line with accepted forecasts and Regeneron may not have sufficient manufacturing capacity to meet our commercial or clinical demand for ARCALYST. Regeneron, in turn, relies upon CDMOs or other third parties to conduct fill/finish operations for ARCALYST. In the event that a particular batch of ARCALYST fails to meet specifications, whatever the cause, we are nonetheless obligated to pay for such material pursuant to the terms of the Supply Agreement. As a result of our reliance on Regeneron and its CDMOs as our sole manufacturers, we do not have control over their manufacturing operations and scheduling, which may impact our ability to meet commercial or clinical demand for ARCALYST. We may also be subject to unexpected costs arising from any manufacturing or supply chain disruptions, which may materially impact our business, results of operations and financial condition.

We have qualified CDMOs to produce KPL-404 drug product, are in the process of transferring KPL-404 drug substance manufacturing to a new CDMO and have engaged CDMOs to manufacture mavrilimumab drug substance and drug product. While we have manufacturing capabilities to support early development for our product candidates, we and our CDMOs may not be able to produce sufficient quantities of our product candidates or produce them at an acceptable quality, including as a result of global supply chain issues, which could delay, prevent or impair our development or commercialization efforts and increase costs.

We have entered into certain collaboration agreements with Huadong for each of ARCALYST and mavrilimumab. Until such time as Huadong is able to manufacture these products, either on its own or through a third party CDMO, we are the only source of these products for Huadong. If our current suppliers of drug substance and drug product for ARCALYST and mavrilimumab cannot produce sufficient quantities to satisfy our needs and Huadong’s needs, then this may have an adverse impact on our and Huadong’s business and operations.

If we make manufacturing or formulation changes to our products or product candidates or change manufacturers or manufacturing processes, we may be unsuccessful in producing products or product candidates comparable to existing commercial supply or those used in prior clinical trials. Therefore, we may need to conduct additional process development or additional clinical trials to bridge our prior clinical results to those resulting from the new manufacturing process or new manufacturers, which could impact the timing and subsequent success of our planned commercial supply or clinical trials. In addition, as we plan to produce clinical trial and commercial material at a CDMO, the CDMO may be required to adopt different manufacturing protocols or processes. For example, in March 2023, Regeneron formally initiated a technology transfer with respect to the manufacturing process for ARCALYST drug substance. Any CDMO that we select as part of this process may find it necessary to utilize a different manufacturing process than that used by Regeneron, which could require lengthy development, regulatory review and approval. For more information see “Risk Factors — Risks Related to Manufacturing and Our Reliance on Third Parties — We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to a new CDMO and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.”

The facilities used by our CDMOs to manufacture ARCALYST and our current and future product candidates may be inspected by regulatory authorities in connection with the submission of our marketing applications to, and review by, regulatory authorities or based on their work for other clinical trial sponsors. While we provide oversight of manufacturing activities, we do not and will not control the manufacturing process of, and will be completely dependent on, our CDMOs for compliance with cGMPs and other regulatory requirements in connection with the manufacture of current and future products and product candidates. If our CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of regulatory authorities, they will not be able to secure or maintain regulatory approval for their manufacturing facilities. While we review the compliance history and performance of our CDMOs and have the ability to audit their compliance and performance, we have no direct control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel other than through quality monitoring in accordance with our agreements with the CDMOs. If regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market ARCALYST or our current or future product candidates, if approved. Further, our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products or product candidates, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our products or product candidates.

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

In addition, given the lead times we must provide to Regeneron or any replacement CDMO with respect to the commercial supply of ARCALYST, we must place purchase orders based on projected demand. Such projections involve risks and uncertainties. For example, we may be unable to swiftly accommodate for unforeseen increases in commercial demand for ARCALYST given the lead times we must provide to Regeneron and limitations on Regeneron’s manufacturing capacity for ARCALYST. We may also be required to estimate and order safety stock as part of our planned technology transfer of the manufacturing process for ARCALYST drug substance, which will be subject to a number of the same risks and uncertainties. These risks may result in additional costs or delays in manufacturing clinical materials for our product candidates when and if we actually need them and commercial materials for ARCALYST and may result in having too little or too much of our product candidates or ARCALYST in inventory to meet actual demand.

Any performance failure on the part of our existing or future manufacturers could delay, as applicable, clinical development or marketing approval or commercialization efforts for our current and future products. If our current CDMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we may not be able to establish new agreements on acceptable terms, if at all, with such alternative manufacturers. Further, Regeneron has an exclusive right to produce ARCALYST, subject to limited exceptions, which could impact our ability to find a replacement manufacturer for ARCALYST in a short period of time, if needed. Additionally, establishing a replacement manufacturer for ARCALYST or our product candidates, if required, is unlikely to be accomplished in a timely or cost-effective manner, if at all. Furthermore, despite our efforts, we may be unable to procure a replacement supplier or do so on commercially reasonable terms, which could have a material adverse impact upon our business, results of operations and financial condition. If we or our CDMOs are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay.

We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to a new CDMO and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.

In March 2023, Regeneron, our sole supplier of ARCALYST drug substance, initiated a technology transfer related to the manufacturing process of ARCALYST drug substance and the analytical testing methods of ARCALYST drug substance and drug product. We plan to collaborate with Regeneron to qualify and contract with a new CDMO who will serve as the new manufacturer of ARCALYST drug substance and new contract testing labs (“CTLs”) who will serve as the new testing labs of ARCALYST drug substance and drug product.

Pharmaceutical development, manufacture and analytical testing requires significant expertise and capital investment, and the manufacture and testing of biologics, in particular, can be complex and difficult. While we have selected a replacement CDMO and replacement CTLs, we are still in the early stages of the technology transfer process and still must determine whether such CDMO and CTLs can meet our requirements regarding production costs and yields, process controls, quality control, quality assurance, data integrity and cGMP compliance, among other factors. We would also need to source sufficient raw materials to facilitate new manufacturing and analytical testing, which may be affected by supply chain disruptions, materials shortages or an inability to negotiate satisfactory terms with suppliers.

The technology transfer process is a time-consuming and difficult task that may require significant time and focus from our management and technical teams. Further, because of the complexities of this process, the technology transfer may be subject to substantial delay, which could materially harm our business and operations.

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

Our research and development activities and our third party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of ARCALYST or our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ and suppliers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly cleanup and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that our safety procedures and the safety procedures utilized by our third party manufacturers and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Manufacturing or supply issues could cause product shortages, disrupt or delay our clinical trials or regulatory approvals, delay or stop commercialization of our products and product candidates, if approved, and adversely affect our business.

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

The drug substance and drug product used in ARCALYST, mavrilimumab and vixarelimab are supplied to us from single-source suppliers and we obtain the drug substance and drug product used in KPL-404 from a limited number of sources. Regeneron is currently our sole source manufacturer, but with its initiation of a technology transfer of the manufacturing process for ARCALYST drug substance in March 2023, will cooperate with us to qualify a suitable replacement CDMO. For more information see “Risk Factors — Risks Related to Manufacturing and Our Reliance on Third Parties — We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to a new CDMO and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.” Our ability to continue to commercialize ARCALYST, to develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet market demand, depends in part on our ability to obtain the drug substance and drug product for ARCALYST and these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. Successful completion of a technology transfer of the manufacturing process for ARCALYST drug substance will be integral to our ability to meet such requirements. With respect to ARCALYST and mavrilimumab, we do not currently have arrangements in place for a redundant or second-source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason. With respect to KPL-404, while we anticipate having more than one source for drug substance and drug product, such sources are nonetheless limited and subject to similar risks as our other products and product candidates.

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

In addition to the above, we have entered into, and may, in the future, enter into collaboration and other agreements requiring us to provide commercial or clinical drug supply to third party partners. This includes additional vixarelimab drug substance that Genentech may request from us pursuant to the terms of the Genentech License Agreement. A failure by our CDMOs to supply sufficient quantities of drug supply may cause us to breach our contractual obligations, triggering potential penalties under our agreements, including termination of such agreements, if we fail to adequately cure such breach.

Establishing additional or replacement suppliers for the drug substance and drug product used in ARCALYST or our product candidates, if required, is unlikely to be accomplished quickly and can take several years, if at all. Furthermore, despite our efforts, we may be unable to procure a replacement supplier or do so on commercially reasonable terms, which could have a material adverse impact upon our business. If we or our CDMOs are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay. While we and our CDMOs may seek to maintain adequate inventory of the drug substance and drug product used in ARCALYST or our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such drug substance and drug product from alternate sources of comparable quality at acceptable prices in a timely manner could impede, delay, limit or prevent our development or commercialization efforts, which could harm our business, results of operations, financial condition and prospects.

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

There are various programs in clinical development antagonizing the CD40 / CD154 costimulatory pathway. Novartis A.G. is developing CFZ-533, or iscalimab (anti-CD40) for subcutaneous administration for the treatment of Sjögren's Syndrome. Certain other programs are designed for intravenous administration only. Horizon Therapeutics plc (in the process of being acquired by Amgen Inc.) is developing the Tn3 fusion protein, dazodalibep (anti-CD40L); Biogen, Inc. and UCB S.A. are developing dapirolizumab pegol (anti-CD40L) for the treatment of moderately to severely active Systemic Lupus Erythematosus; and Eledon Pharmaceuticals, Inc. is developing AT-1501 (anti-CD40L) for use by patients undergoing kidney transplantation. There are other programs that present the potential for subcutaneous administration. Sanofi S.A./ImmuNext Inc. are developing frexalimab (anti-CD40L) for the treatment of Multiple Sclerosis, Primary Sjögren's Syndrome and Systemic Lupus Erythematosus, Bristol Myers-Squibb is developing BMS-986325 (anti-CD40) for the treatment of Primary Sjögren's Syndrome; and H. Lundbeck A/S is developing Lu AG22515 (bi-specific, anti-CD40L & Albumin (scFv)2-Fab).

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Further, a competitor conducting a clinical trial in a rare disease indication for which we market a product may reduce the number of patients on our commercial therapy by recruiting such patients to be trial participants. Our competitors also may obtain FDA or other regulatory approval and/or marketing exclusivity for their products more rapidly than we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related products, market acceptance by prescribers and patients, the level of generic competition and the availability of reimbursement from government and other third party payors.

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

We have acquired or in-licensed certain of our existing product candidates, and as part of our strategy we plan to identify new product candidates or technologies that we believe are complementary to our existing product candidates. We may do this through our internal discovery program, or by acquiring the rights to product candidates and technologies through a variety of transaction types, including in-licensing, strategic transactions, mergers or acquisitions. If we are unable to identify, discover, develop, in-license or otherwise acquire and integrate product candidates, or their related companies, in accordance with this strategy, our ability to pursue this component of our growth strategy would be limited and we may need to refine or otherwise alter this strategy. We cannot be certain that we will be successful in such efforts, and even if we are successful in such efforts, we cannot be certain that such discovery or transaction will be on favorable terms, or that, following any such discovery or transaction, we will be able to realize the intended benefits of it.

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
●we may incur substantial liabilities as part of an acquisition or merger that may not be offset by the benefits of the acquired assets or the synergies we hope to realize; and

●any product candidates or technologies to which we acquire the rights or that we discover may not allow us to leverage our expertise and our development and commercial infrastructure as currently expected.

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

Any current or future collaborations, licenses or other strategic transactions or arrangements that we enter into may not be successful. The success of these potential collaborations, license arrangements and other strategic transactions or arrangements may depend heavily on the efforts and activities of our collaborators, sublicensees or other strategic partners. We have experienced collaboration failure in the past and may experience similar failures in the future. Collaborations, licenses or other strategic transactions or arrangements are subject to numerous risks, which may include risks that the collaborator, licensee or other strategic partner, as applicable:

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our products and product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or in licensed patents have, or that any of our owned or in-licensed pending patent applications that mature into issued patents will have, claims with a scope sufficient to protect ARCALYST, KPL-404, mavrilimumab, or any future products and product candidates. A U.S. patent covering ARCALYST as a composition of matter expired in 2020, and relevant composition of matter patents issued outside of the United States are expected to expire in 2023, not including any patent term extensions. A U.S. patent covering methods of using ARCALYST in the treatment of recurrent pericarditis was issued in June 2021 and has a statutory term that expires in 2038, not including any patent term adjustment. The composition of matter patents for mavrilimumab generally have statutory expiration dates in 2027, not including any extensions or adjustments. The issued composition of matter patents for KPL-404 owned by us have statutory expiration dates in 2036, not including any extensions. The issued composition of matter patents licensed from BIDMC related to KPL-404 have statutory expiration dates in 2032, not including any patent term extensions or adjustments. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions and adjustments may be available; however, the life of a patent, and the protection it affords, is limited. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. For example, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdiction in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval in such jurisdiction.

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

If we fail, or our sublicensees cause us to fail, to meet our obligations under our agreements in a material respect, the respective licensor/seller would have the right to terminate the respective agreement. We then not only would have to return the licensed technology, but we may also be required to grant the licensor rights to any intellectual property controlled by us and developed during the period the agreement was in force that relate to the applicable licensed technology. This means that the licensor/seller for each of these agreements could effectively take control of the development and commercialization of our product and product candidates after an uncured, material breach of the agreement by us. This would also be the case if we voluntarily elected to terminate the relevant agreement, which we have the right to do under each of these agreements. While we would expect to exercise our rights and remedies available to us in the event we fail, or our sublicensees cause us to fail, to meet our obligations under these agreements in any material respect, including seeking to cure any breach by us or our sublicensees, and otherwise seek to preserve our rights under the technology licensed to or acquired by us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach under the in-licenses could result in our loss of exclusive rights and may lead to a complete termination of our product development and any commercialization efforts for our product and each of our product candidates. Termination of one of these agreements for any reason, and the related discontinuation of the development or commercialization of a product or product candidate could impair our ability to raise additional capital, generate revenue and may significantly harm our business, financial condition and prospects.

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

Finally, Europe’s new Unitary Patent system and Unified Patent Court (the “UPC”) may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (the “EU Patent Package”), regulations were passed with the goal of providing a single pan-European Unitary Patent system and a new UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred in June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

In February 2022, Russia invaded Ukraine, leading to regional devastation and global disruptions. Additionally, in the wake of the invasion, the United States, the EU, the UK and other countries implemented sanctions, export controls and other measures against Russia and Russian-aligned parties. Such sanctions and other measures, as well as the existing and potential future responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, operations and financial position.

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

Furthermore, due to the political uncertainty involving Russia and Ukraine, there is also an increased likelihood that we or our CROs or other third parties with whom we conduct business or otherwise engage, may also be subject to retaliatory cyberattacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of its invasion of Ukraine. See “Risk Factors – General Risk Factors – Our information technology systems, or those of our third party CDMOs, CROs or other contractors, consultants and service providers, may fail or suffer cyberattacks or security breaches, which could result in a material disruption of our or such third party’s business or operations and our development programs for our product candidates or loss of other assets, including funds.”

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

In the past, governmental authorities around the globe implemented measures in response to the COVID-19 pandemic, including significant restrictions on businesses as well as travel into and within the countries in which our manufacturers produce our product candidates, where we conduct our clinical trials or where we otherwise conduct business or engage with other third parties. In addition, the COVID-19 had a direct impact on our business and operations by, among other things:

●disrupting global supply chains for our products and product candidates, the raw materials required for manufacturing our products and product candidates and important ancillary products needed to administer our products and product candidates;
●causing disruptions, staffing shortages, production slowdowns, stoppages or reprioritizations at the third party CDMOs that we rely on to produce our products and product candidates;

●impeding clinical trial activities, including activities related to enrolling and monitoring our clinical participants;
●limiting our ability to access third party payors, prescribers and patient advocacy groups to build disease awareness;
●limiting our workforce’s ability to collaborate in-person at our facilities; and
●causing disruption and volatility in U.S. and global capital markets.

Such impacts were also felt by a number of the third parties with whom we interact, which further affected our business and operations. In the event that a new global pandemic emerges, or a new variant of the COVID-19 pandemic emerges, we may be subject to the same or similar restrictions and adverse events. We cannot ultimately predict the scope and severity of any such future event; however, such events may be severe and have a material impact on our business, results of operations and financial condition.

The UK’s withdrawal from the EU may have a negative effect on our business.

Since January 1, 2021 the UK has operated under a distinct regulatory regime to the EU, with EU pharmaceutical laws applying in respect of the UK only in Northern Ireland (as set out in the Protocol on Ireland/Northern Ireland). In February 2023, however, the UK Government and the European Commission reached a political agreement on the “Windsor Framework” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. The implementation of the Windsor Framework will occur in various stages, with new arrangements relating to the supply of medicines into Northern Ireland due to take effect in 2025.

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

Most significantly, in August 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined but is likely to be significant.

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

Our information technology systems, or those of our third party CDMOs, CROs or other contractors, consultants and service providers, may fail or suffer cyberattacks or security breaches, which could result in a material disruption of our or such third party’s business or operations and our development programs for our product candidates or loss of other assets, including funds.

Despite the implementation of security measures, our information technology systems and those of our third party CDMOs, CROs and other contractors, consultants and service providers as well as employees that are working outside of our facilities are vulnerable to attack, damage or interruption from viruses and malware (e.g., ransomware), malicious code, theft, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Employees may also fail to comply with our cybersecurity protocols, exposing us to vulnerabilities despite our safeguards. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, a breach at a CDMO, CRO, contractor, consultant, service provider or other third party with which we engage may increase our exposure by allowing criminals to exploit our relationship with such persons. Such security breaches may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our business and operations or those of our third party CDMOs, CROs and other contractors, consultants and service providers as well as employees that are working outside of our facilities, the costs associated with the investigation, remediation and potential notification of a breach to counter-parties and data subjects could be material. A breach could result in a material disruption of our or such third party’s business or operations and our development programs of our product candidates’ or loss of other assets, including funds. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure or theft of confidential or proprietary information, the further development of our product candidates could be delayed. Although we maintain cybersecurity insurance coverage, it may not be adequate to cover all liabilities that we may incur from cyberattacks or security breaches and is subject to deductibles and coverage limitations.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act (the “CCPA”) gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and the risks associated with data breach litigation. Further, the California Privacy Rights Act (the “CPRA”) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Additional compliance investment and potential business process changes may also be required.

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

Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR, and legislation of EU member states and European Economic Area (“EEA”) countries implementing it. The GDPR imposes strict requirements for processing the personal data of individuals within the EEA. In addition, some of the personal data we process in respect of clinical trial participants is special category or sensitive personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions).Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain.

Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses, as applicable, to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

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

Failure or perceived failure to comply with the GDPR, the UK GDPR and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, affect our compliance with contracts entered into with our partners and collaborators, and could have an adverse effect on our reputation, business and financial condition.

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

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. If we or third party CDMOs, CROs or other contractors or consultants fail to comply with applicable regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

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

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our products, product candidates or business may cause us to be found in violation of applicable requirements. In addition, our employees or third parties with whom we contract, such as our CROs or CDMOs, may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, be incorrectly perceived as product promotion, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial participants, customers and others or information regarding our product candidates or clinical trials. Clinical trial participants may also knowingly or inadvertently make use of social media in ways that may not align with our communication strategies, including with respect to any adverse events they may experience, which may give rise to liability and regulatory risk. Furthermore, negative posts or comments about us or our products or product candidates in social media could seriously damage our reputation, brand image and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results and financial condition and could adversely affect the price of our Class A common shares.

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

There has been increasing and evolving public focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations on a variety of ESG matters, such as climate change and diversity, equity and inclusion matters. We may experience pressure from stakeholders, including our suppliers, employees, patients and shareholders, to set goals or make commitments relating to ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to ESG topics. If we are not effective in addressing ESG matters affecting our business, or setting and meeting relevant ESG goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our ESG goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

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

The impacts of climate change on the global economy and our industry are rapidly evolving. Physical impacts of climate change (including but not limited to floods, droughts, more frequent and/or intense storms and wildfires), could negatively impact our business and operations, as well as the business and operations of our third party CDMOs and CROs upon whom we rely. Such events may result in damage or loss of our products and product candidates during their manufacture and shipment, cause delays in clinical development due to trial site disasters or result in losses of critical data, any of which may adversely impact our operations. An evolving climate may also result in uncertain and potentially onerous regulatory requirements as agencies and governmental authorities adjust, such as new or changed emissions reporting and auditing requirements. Failure to comply with such requirements in a timely manner may adversely affect our reputation, business, or financial performance.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of June 30, 2023, the holders of Class A common shares accounted for approximately 66% of our aggregate voting power and the holders of Class B common shares accounted for approximately 34% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 30% of our aggregate voting power as of June 30, 2023 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. For example, as of June 30, 2023, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 78% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 common shares and our Class B1 common shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A common shares.

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

A significant number of our Class A common shares are issuable upon conversion of our Class B, Class A1, and Class B1 common shares, subject to certain limitations on conversion. As of June 30, 2023, approximately 2.0 million Class A common shares directly held by our executive officers and directors, inclusive of Class A common shares issuable upon conversion of our Class B, Class A1, and Class B1 common shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and such rule, Rule 144. In addition, as of June 30, 2023, there were approximately 12.9 million Class A common shares subject to outstanding share options and RSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

A majority of our common shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of June 30, 2023, on an as-converted to Class A common shares basis, these shareholders collectively held approximately 33.8 million of our Class A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Pursuant to our amended and restated investor rights agreement, or our investors rights agreement, certain shareholders are entitled to certain registration rights with respect our Class A common shares, including Class A common shares issuable upon conversions of our Class B, Class A1, and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively registerable securities, under the Securities Act. As of June 30, 2023, on an as-converted to Class A common shares basis, we have registered approximately 31.8 million Class A common shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the investors rights agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A common shares basis, approximately 1.8 million Class A common shares held by certain of our executive officers as of June 30, 2023. If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

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

We currently benefit from the reduced disclosure requirements applicable to “smaller reporting companies”, which may make our Class A common shares less attractive to investors.

As a result of our public float (the market value of our voting and non-voting common shares held by non-affiliates) as measured on the last business day of our second fiscal quarter, we will be required to comply with new, increased disclosure obligations beginning with our first quarterly report for the three months ended March 31, 2024. Until such time, we may avail ourselves of the reduced disclosure requirements available to “smaller reporting companies”, as defined under the rules promulgated under the Securities Act.

For so long as we may utilize the reduced disclosure rules applicable to smaller reporting companies, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are smaller reporting companies. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes Oxley Act of 2002 and rules subsequently implemented by the SEC and The Nasdaq Global Select Market (“Nasdaq”), where our Class A common shares are listed, impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly, which we expect to increase in connection with our exit from smaller reporting company status. This may require management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, and we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404 within the prescribed period, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and refine and revise a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Sixth Amendment of Sublease, dated May 24, 2023, by and between Kiniksa Pharmaceuticals Corp. and 92 Hayden Avenue Trust					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

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

KINIKSA PHARMACEUTICALS, LTD.

Date: August 1, 2023	By:	/s/ Mark Ragosa
Mark Ragosa
Senior Vice President and Chief Financial Officer (Principal Financial Officer)