Form 10-Q
period 2023-09-30
Kiniksa Pharmaceuticals, Ltd.
filed 2023-11-02
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, there were 70,338,354 common shares outstanding in aggregate, comprised of:

35,409,710 Class A common shares, par value $0.000273235 per share

1,795,158 Class B common shares, par value $0.000273235 per share

17,075,868 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our products’ commercial sales, future results of anticipated products, future results of operations and financial position, expected timeline for our cash, cash equivalents and short-term investments, business strategy, product development, prospective products and product candidates, their expected properties, performance, market opportunity and competition, supply of drug products at acceptable cost and quality, collaborators, license and other strategic arrangements, the expected timeline for achievement of our clinical milestones, the timing of, and potential results from, clinical and other trials, potential marketing authorization from the U.S. Food and Drug Administration (“FDA”) or regulatory authorities in other jurisdictions, potential and ongoing coverage and reimbursement for our products and product candidates, if approved, clinical and commercial activities, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success and plans and objectives of management for future operations and funding requirements, are forward-looking statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	our continued ability to commercialize ARCALYST® (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	our status as a small commercial stage biopharmaceutical company and our expectation to incur losses for the foreseeable future;
●	our future capital needs and our need to raise additional funds;
●	our ability to manufacture sufficient quantities of our products and product candidates to meet patient and partner demand;
●	our ability to successfully complete the technology transfer of the manufacturing process for ARCALYST drug substance;
●	the market acceptance of our products and product candidates;
●	competitive and potentially competitive products and technologies;
●	prescriber awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;
●	our ability to meet the quality expectations of prescribers or patients;

●	the decision of third party payors not to cover or maintain coverage of or to establish burdensome requirements prior to covering ARCALYST or any of our current or future product candidates, if approved, or to require extensive or independently performed clinical trials prior to covering or maintaining coverage of our product candidates, if approved;
●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay;
●	the decision by any applicable regulatory authority to permit clinical development of our current or future product candidates and, ultimately, to approve them for marketing and sale;
●	our ability to anticipate and prevent adverse events caused by our products and product candidates;
●	our ability to improve our product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake and execute on business combinations, out-licensing activities, collaborations or other strategic transactions and our ability to realize value therefrom;
●	our ability to have our products and product candidates manufactured in accordance with regulatory requirements and at acceptable cost and quality specifications;
●	our ability to successfully manage our growth;
●	our ability to avoid product liability claims and maintain adequate product liability insurance;
●	our ability to obtain regulatory exclusivity;
●	federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates;
●	ownership concentration of our executive officers, directors, certain members of senior management and affiliated shareholders may prevent our shareholders from influencing significant corporate decisions; and
●	our ability to attract and retain skilled personnel.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not place undue reliance on our forward-looking statements. Except as required by applicable law, we do not assume and specifically disclaim any obligation to update any forward-looking statements, whether as a result of any new information, future events, changed circumstances or otherwise.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common shares. The principal risks and uncertainties affecting our business include the following:

●	we began generating product revenue in 2021, have incurred operating losses in the past, expect to incur operating losses for the foreseeable future and may never achieve corporate profitability on a sustained basis;
●	we depend heavily on the commercial success of ARCALYST and may be unsuccessful in our efforts to commercialize ARCALYST on a sustained basis, support our sales, marketing, and distribution activities and maintain applicable infrastructure for these activities either directly and/or through agreements with third parties;
●	our success depends heavily on the sustained commercial execution of ARCALYST and the future success of one or more of our product candidates, which are in various stages of development; for ARCALYST, our success is dependent on growing and sustaining market acceptance by prescribers, patients and payors; for our product candidates, for our product candidates in clinical development, our success is dependent upon us obtaining regulatory approval and ultimately commercializing one or more of our product candidates on a timely basis;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third party payors provide funding, establish favorable coverage and pricing policies, respond to price increases, set adequate reimbursement levels for and, if such payors are governmental payors, initiate cost containment efforts with respect to, our products and product candidates, if approved, and failure to obtain or maintain coverage and adequate reimbursement for our products and product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue;
●	the market opportunities for our products and product candidates, if approved, may be smaller than we estimate, or any approval that we obtain may be based on a narrower definition of our targeted patient population, either of which may materially adversely affect our revenue and ability to achieve profitability;
●	we may require significant additional funding to develop our portfolio, commercialize our products and product candidates, if approved, and to identify, discover, develop or acquire additional product candidates; if we are unable to secure financing on acceptable terms when needed, or at all, we could be forced to delay, reduce or cease one or more of our product development plans, research and development programs or other operations or commercialization efforts;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our current or planned preclinical studies and/or clinical trials, including as a result of delays in obtaining regulatory approvals to conduct clinical trials, activating sites, enrolling participants, and conducting trials, which could delay or prevent our product development activities;
●	we rely on third parties, including contract research organizations (“CROs”) to activate our clinical trial sites and conduct or otherwise support our research activities, preclinical studies and clinical trials for our product candidates, and these third parties may not perform satisfactorily, which could delay, prevent or impair our product development activities;
●	we rely on third parties, including independent contract development and manufacturing organizations (“CDMOs”) to manufacture our product candidates for preclinical and clinical development, to

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$117,828	$122,715
Short-term investments	83,256	67,893
Accounts receivable, net	3,041	12,660
Contract asset	—	7,656
Inventory	25,583	21,599
Prepaid expenses and other current assets	26,401	10,537
Total current assets	256,109	243,060
Property and equipment, net	918	1,658
Operating lease right-of-use assets	12,668	5,385
Other long-term assets	2,294	5,824
Intangible asset, net	17,500	18,250
Deferred tax assets	193,574	185,495
Total assets	$483,063	$459,672

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,012	$7,899
Accrued expenses	41,149	30,112
Deferred revenue	2,564	—
Operating lease liabilities	2,313	3,301
Other current liabilities	6,430	5,754
Total current liabilities	53,468	47,066
Non-current liabilities:
Non-current deferred revenue	11,872	12,000
Non-current operating lease liabilities	10,651	2,618
Other long-term liabilities	1,945	1,839
Total liabilities	77,936	63,523
Commitments and contingencies (Note 14)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 35,387,987 shares and 34,750,560 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10	9
Class B common shares, par value of $0.000273235 per share; 1,795,158 shares and 1,813,457 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Class A1 common shares, $0.000273235 par value; 17,075,868 shares issued and outstanding as of September 30, 2023 and December 31, 2022	5	5
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of September 30, 2023 and December 31, 2022	4	4
Additional paid-in capital	908,295	888,120
Accumulated other comprehensive income (loss)	(1)	44
Accumulated deficit	(503,187)	(492,034)
Total shareholders’ equity	405,127	396,149
Total liabilities and shareholders’ equity	$483,063	$459,672

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$64,802	$33,424	$161,956	$82,585
License and collaboration revenue	2,244	65,711	24,908	75,711
Total revenue	67,046	99,135	186,864	158,296
Costs and operating expenses:
Cost of goods sold	9,088	6,937	23,823	16,185
Collaboration expenses	17,311	4,623	39,585	16,549
Research and development	17,106	16,485	56,045	51,100
Selling, general and administrative	34,468	24,677	92,688	70,736
Total operating expenses	77,973	52,722	212,141	154,570
Income (loss) from operations	(10,927)	46,413	(25,277)	3,726
Other income	2,428	322	6,175	459
Income (loss) before income taxes	(8,499)	46,735	(19,102)	4,185
Benefit (provision) for income taxes	(5,356)	177,358	7,949	174,717
Net income (loss)	$(13,855)	$224,093	$(11,153)	$178,902
Net income (loss) per share attributable to common shareholders—basic	$(0.20)	$3.23	$(0.16)	$2.58
Net income (loss) per share attributable to common shareholders—diluted	$(0.20)	$3.18	$(0.16)	$2.55
Weighted average common shares outstanding—basic	70,186,016	69,445,071	69,953,591	69,305,755
Weighted average common shares outstanding—diluted	70,186,016	70,552,018	69,953,591	70,286,444
Comprehensive income (loss):
Net income (loss)	$(13,855)	$224,093	$(11,153)	$178,902
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	(14)	20	(45)	(4)
Total other comprehensive income (loss)	(14)	20	(45)	(4)
Total comprehensive income (loss)	$(13,869)	$224,113	$(11,198)	$178,898

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	69,697,503	$19	$888,120	$44	$(492,034)	$396,149
Issuance of Class A common shares under incentive award plans	135,576	—	90	—	—	90
Share-based compensation expense	—	—	6,115	—	—	6,115
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	11	—	11
Net loss	—	—	—	—	(12,270)	(12,270)
Balances at March 31, 2023	69,833,079	$19	$894,325	$55	$(504,304)	$390,095
Issuance of Class A common shares under incentive award plans	169,584	—	158	—	—	158
Share-based compensation expense	—	—	6,473	—	—	6,473
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(42)	—	(42)
Net Income	—	—	—	—	14,972	14,972
Balances at June 30, 2023	70,002,663	$19	$900,956	$13	$(489,332)	$411,656
Issuance of Class A common shares under incentive award plans	313,968	1	551	—	—	552
Share-based compensation expense	—	—	6,788	—	—	6,788
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(13,855)	(13,855)
Balances at September 30, 2023	70,316,631	$20	$908,295	$(1)	$(503,187)	$405,127

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	69,060,403	$18	$860,482	$(66)	$(675,397)	$185,037
Issuance of Class A common shares under incentive award plans	210,720	1	422	—	—	423
Share-based compensation expense	—	—	6,031	—	—	6,031
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(25,210)	(25,210)
Balances at March 31, 2022	69,271,123	$19	$866,935	$(103)	$(700,607)	$166,244
Issuance of Class A common shares under incentive award plans	155,644	—	542	—	—	542
Share-based compensation expense	—	—	6,676	—	—	6,676
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	13	—	13
Net loss	—	—	—	—	(19,981)	(19,981)
Balances at June 30, 2022	69,426,767	$19	$874,153	$(90)	$(720,588)	$153,494
Issuance of Class A common shares under incentive award plans	97,571	—	360	—	—	360
Share-based compensation expense	—	—	6,041	—	—	6,041
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	20	—	20
Net income	—	—	—	—	224,093	224,093
Balances at September 30, 2022	69,524,338	$19	$880,554	$(70)	$(496,495)	$384,008

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(11,153)	$178,902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,801	1,800
Share-based compensation expense	19,376	18,748
Non-cash lease expense	2,317	2,253
Amortization of premiums and accretion of discounts on short-term investments	(772)	121
Loss on disposal of property and equipment	175	23
Deferred income taxes	(8,079)	(185,843)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15,912)	(8,726)
Accounts receivable, net	9,619	(7,174)
Inventory	(3,984)	(10,946)
Contract asset	7,656	—
Other long-term assets	3,178	2,919
Accounts payable	(6,887)	(399)
Accrued expenses and other current liabilities	11,654	82
Operating lease liabilities	(2,555)	(2,217)
Deferred revenue	2,436	26,290
Other long-term liabilities	106	1,550
Net cash provided by operating activities	8,976	17,383
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	81
Purchases of property and equipment	(74)	(137)
Purchases of short-term investments	(144,116)	(73,062)
Proceeds from the maturities of short-term investments	129,527	107,700
Net cash provided by (used in) investing activities	(14,663)	34,582
Cash flows from financing activities:
Proceeds from issuance of Class A common shares under incentive award plans and employee share purchase plan	2,744	2,127
Payments in connection with Common Stock tendered for employee tax obligations	(1,944)	(801)
Net cash provided by financing activities	800	1,326
Net decrease in cash and cash equivalents	(4,887)	53,291
Cash and cash equivalents at beginning of period	122,715	122,470
Cash and cash equivalents at end of period	$117,828	$175,761

Supplemental information:
Cash paid for income taxes	$6,917	$4,608

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$9,600	$2,876
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	59	—

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), Primatope Therapeutics, Inc. (“Primatope”) and Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”) as well as the subsidiaries of Kiniksa UK: Kiniksa Pharmaceuticals (Germany) GmbH (“Kiniksa Germany”), Kiniksa Pharmaceuticals (France) SARL (“Kiniksa France”), and Kiniksa Pharmaceuticals GmbH (“Kiniksa Switzerland”), after elimination of all significant intercompany accounts and transactions.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The Company’s accounting policies are described in the Notes to

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Consolidated Financial Statements included in the Company’s 2022 Form 10-K and updated, as necessary, in this report. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations for the three and nine months ended September 30, 2023 and 2022, the changes in its shareholders’ equity for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2023, the Company had an accumulated deficit of $503,187. During the nine months ended September 30, 2023, the Company reported net loss of $11,153 and had provided $8,976 cash in operating activities. As of September 30, 2023, the Company had cash, cash equivalents and short-term investments of $201,084.

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

	Fair Value Measurements
	as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$73,477	$—	$—	$73,477
Cash equivalents — U.S. Treasury notes	—	5,993	—	5,993
Short-term investments — U.S. Treasury notes	—	83,256	—	83,256
	$73,477	$89,249	$—	$162,726

	Fair Value Measurements
	as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$20,929	$—	$—	$20,929
Cash equivalents — U.S. Treasury notes	—	15,009	—	15,009
Short-term investments — U.S. Treasury notes	—	67,893	—	67,893
	$20,929	$82,902	$—	$103,831

During the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of September 30, 2023 and December 31, 2022 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
September 30, 2023
Cash equivalents — U.S. Treasury notes	$5,992	$1	$—	$—	$5,993
Short-term investments — U.S. Treasury notes	83,253	5	(2)	—	83,256
	$89,245	$6	$(2)	$—	$89,249

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2022
Cash equivalents — U.S. Treasury notes	$15,006	$3	$—	$—	$15,009
Short-term investments — U.S. Treasury notes	67,891	6	(4)	—	67,893
	$82,897	$9	$(4)	$—	$82,902

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of September 30, 2023, we consider the unrealized losses in our investment portfolio to be temporary in nature and not due to credit losses. We have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three and nine months ended September 30, 2023 or 2022.

3.           Product Revenue, Net

Product revenue, net, from sales of ARCALYST was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product revenue, net	$64,802	$33,424	$161,956	$82,585

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2023:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2022	$1,464	$2,084	$351	$3,899
Current provisions relating to sales in the current year	11,387	6,572	211	18,170
Adjustments relating to prior years	(70)	(159)	(130)	(359)
Payments/returns relating to sales in the current year	(9,706)	(3,374)	—	(13,080)
Payments/returns relating to sales in the prior years	(1,394)	(1,853)	(40)	(3,287)
Balance at September 30, 2023	$1,681	$3,270	$392	$5,343

Total revenue-related reserves as of September 30, 2023 and December 31, 2022, included in our consolidated balance sheets, are summarized as follows:

	September 30,	December 31,
	2023	2022
Components of accounts receivable	$(517)	$(304)
Components of other current liabilities	5,860	4,203
Total revenue-related reserves	$5,343	$3,899

Primarily all of the Company’s trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

4.           Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$—	$—
Work-in-process	13,383	6,312
Finished Goods	12,200	15,287
	$25,583	$21,599

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022
Furniture, fixtures and vehicles	$224	$224
Computer hardware and software	345	345
Leasehold improvements	3,931	3,931
Lab equipment	4,134	4,017
Construction in progress	16	—
Total property and equipment	8,650	8,517
Less: Accumulated depreciation	(7,732)	(6,859)
Total property and equipment, net	$918	$1,658

Depreciation expense was $292 and $177 during the three months ended September 30, 2023 and 2022, respectively, and $873 and $885 during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, $142 and $226, respectively, of our property and equipment, net was in the United Kingdom.

6.           Leases

Kiniksa US and Kiniksa UK lease office and laboratory space under operating leases. Additionally, Kiniksa US leases vehicles under an operating lease. In May 2023, the Company entered into a lease amendment to extend the term of the Lexington, Massachusetts headquarters lease by forty-eight months to August 31, 2028. The Company accounted for the lease amendment as a modification and recorded increases in the right-of-use-assets and lease liability of $8,515.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The components of lease cost for three and nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Operating lease cost	$2,814	$2,451
Variable lease cost	863	132
Total lease cost	$3,677	$2,583

September 30,
2023
Weighted-average remaining lease term (years)	3.84
Weighted-average discount rate	6.52%

Maturities of operating leases liabilities were as follows:

As of September 30, 2023
2023 (remaining three months)	$932
2024	2,920
2025	3,241
2026	2,954
2027	2,996
2028 and thereafter	2,037
Total future minimum lease payments	$15,080
Less imputed interest	(2,116)
Present value of lease liabilities	$12,964

7.           Intangible Assets

Intangible assets, net of accumulated amortization as of September 30, 2023 and December 31, 2022 are summarized in the following table.

		As of September 30, 2023			As of December 31, 2022
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$2,500	$17,500	$20,000	$1,750	$18,250

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

8.           Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued research and development expenses	$8,414	$8,378
Accrued employee compensation and benefits	12,267	11,213
Accrued collaboration expenses	17,319	7,522
Accrued legal, commercial and professional fees	2,864	2,866
Other	285	133
	$41,149	$30,112

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

2015 Plan

As of September 30, 2023, there were 1,887,460 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance thereunder pursuant to such awards.

2018 Plan

The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2023, increased by 2,787,900 Class A common shares. As of September 30, 2023, 4,196,197 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2022, the Company’s board of directors resolved not to increase the number of Class A common shares reserved for issuance under the 2018 ESPP. As of September 30, 2023, 528,130 Class A common shares were available for future issuance under the 2018 ESPP.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding as of December 31, 2022	10,144,618	$13.36
Granted	2,038,611	$14.59
Exercised	(215,346)	$8.91
Forfeited	(335,287)	$15.12
Outstanding as of September 30, 2023	11,632,596	$13.61
Share options exercisable as of September 30, 2023	7,009,908	$13.50
Share options unvested as of September 30, 2023	4,622,688	$13.77

As of September 30, 2023, total unrecognized compensation expense related to the unvested share option awards was $40,601 which is expected to be recognized over a weighted average remaining period of 2.64 years.

Restricted Share Units

The Company grants RSUs with service conditions (“Time-Based RSUs”) to eligible employees as part of its equity incentive compensation. The Time-Based RSUs vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued employment through such dates.

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

During the three months ended September 30, 2023 and 2022, the Company recognized compensation expense of $1,931 and $1,146, respectively, related to RSUs including those granted in connection with the RLTIP. During the nine months ended September 30, 2023 and 2022, the Company recognized compensation expense of $5,213 and $2,697, respectively, related to RSUs including those granted in connection with the RLTIP.

The following table summarizes RSU activity, including the RSUs issued under the RLTIP for the nine months ended September 30, 2023:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2022	1,742,401	$12.76
Granted	1,244,282	$14.94
Vested	(465,891)	$13.53
Forfeited	(179,587)	$11.93
Unvested RSUs as of September 30, 2023	2,341,205	$13.83

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

As of September 30, 2023, total unrecognized compensation cost related to the RSU awards was $29,261 which is expected to be recognized over a weighted average remaining period of 3.13 years.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of goods sold	$493	$164	$1,090	$456
Research and development expenses	1,273	1,532	4,112	5,116
Selling, general and administrative expenses	5,022	4,345	14,174	13,176
	$6,788	$6,041	$19,376	$18,748

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

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license. In the first quarter of 2023, following the Company’s last delivery of certain drug supplies to Genentech, the Company received an additional $20,000 payment. In the third quarter of 2023, the Company received a cash payment of $15,000 following Genentech’s achievement of a development milestone related to a new indication under the Genentech License Agreement in the second quarter of 2023. Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $585,000 remain as of September 30, 2023. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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

The Company determined the transaction price of the Genentech License Agreement consisted of the $80,000 upfront payment and the $20,000 variable consideration related to the delivery of the initial drug supply and drug product resupply which was added to the transaction price in the fourth quarter of 2022. In the second quarter of 2023, the Company added $15,000 to the transaction price following Genentech’s achievement of a development milestone related to a new indication under the Genentech License Agreement.

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

The Company recognized $2,244 and $24,908 of collaboration revenue under the Genentech License Agreement during the three and nine months ended September 30, 2023, respectively. As a result of the $15,000 development milestone the Company recognized revenue of $13,148, during the nine months ended September 30, 2023, related to performance obligations satisfied in prior periods. The remaining revenue was recognized as a result of further progress towards completion of the phase 2b clinical trial for vixarelimab and materials delivered. The Company expects to recognize the remaining deferred revenue associated with the Genentech License Agreement over the remaining portion of the Phase 2b clinical trial for vixarelimab.

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

The Company has not recognized any revenue from the $12,000 upfront payment under the rilonacept Huadong Collaboration Agreement for the three and nine months ended September 30, 2023 as there has been no delivery of materials under the rilonacept Huadong Collaboration Agreement to date. As of September 30, 2023, $128 is recorded in current deferred revenue and $11,872 is recorded in non-current deferred revenue, based upon timing of anticipated future shipments.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

The following table summarizes the Company’s contract assets and contract liabilities in connection with license and collaboration agreements for the nine months ended September 30, 2023:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Nine Months Ended September 30, 2023
Contract Assets:
Genentech vixarelimab	$7,656	$—	$—	$(7,656)	$—
Contract Liabilities:
Genentech vixarelimab	$—	$35,000	$(24,908)	$(7,656)	$2,436
Huadong rilonacept	12,000	—	—	—	12,000
Total Contract Liabilities	$12,000	$35,000	$(24,908)	$(7,656)	$14,436

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

Under the Biogen Agreement, the Company is obligated to make payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of September 30, 2023. Additionally, the Company could be obligated to make up to an aggregate of $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the three and nine months ended September 30, 2023, the Company recorded research and development expense of $49 and $83, related to a milestone and the annual maintenance in connection with the Biogen Agreement. During the three and nine months ended September 30, 2022, the Company recorded research and development expense of $11 and $45 respectively, related to the annual maintenance in connection with the Biogen Agreement.

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

During the three and nine months ended September 30, 2023 and 2022, the Company did not record any research and development expense in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three and nine months ended September 30, 2023, the Company recognized $17,311 and $39,585

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

respectively, of expenses related to the profit sharing agreement presented within collaboration expenses. For the three and nine months ended September 30, 2022, the Company recognized $4,623 and $16,549 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses. For the nine months ended September 30, 2022, expenses related to the profit sharing agreement presented within collaboration expenses included $6,000 of profit sharing expense related to the rilonacept Huadong Collaboration Agreement.

Pursuant to the Regeneron Agreement, during the year ended December 31, 2021, the Company entered into a commercial supply agreement under which Regeneron agreed to manufacture product for the Company’s clinical and commercial use. The commercial supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three and nine months ended September 30, 2023, the Company incurred $1,356 of research and development expense related to the purchase of drug materials under the clinical supply agreement. During the three and nine months ended September 30, 2022, the Company did not incur any research and development expense related to the purchase of drug materials under the clinical supply agreement. The Company’s inventory balance as of September 30, 2023 and December 31, 2022, of $25,583 and $21,599, respectively, were purchased under the commercial supply agreement. As of September 30, 2023, the Company had non-cancelable purchase commitments under the commercial supply agreement (see Note 14).

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

The Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in the aggregate for the first two indications, of which $57,500 remain as of September 30, 2023. In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

During the three and nine months ended September 30, 2023 and 2022, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

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

Basic and diluted net income (loss) attributable to common shareholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$(13,855)	$224,093	$(11,153)	$178,902
Denominator:
Weighted-average basic shares outstanding	70,186,016	69,445,071	69,953,591	69,305,755
Effect of dilutive securities
Options to purchase common shares	—	937,492	—	906,866
Unvested RSUs	—	169,455	—	73,823
Weighted-average diluted shares	70,186,016	70,552,018	69,953,591	70,286,444

Basic EPS	$(0.20)	$3.23	$(0.16)	$2.58
Diluted EPS	$(0.20)	$3.18	$(0.16)	$2.55

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

For the three and nine months ended September 30, 2023 the Company’s potentially dilutive securities, which include options and unvested RSUs, have been excluded from the computation of diluted net loss per share attributable to common shareholders for the periods indicated as the effect would be to reduce the EPS attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted EPS attributable to common shareholders is the same. The Company excluded the following potential common

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

shares, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Share options to purchase common shares	11,632,596	8,472,937	11,632,596	8,880,055
Unvested RSUs	2,341,205	837,457	2,341,205	1,547,383
Total anti-dilutive shares	13,973,801	9,310,394	13,973,801	10,427,438

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

Although Bermuda has no corporate income tax, the Company’s income tax rate for the three and nine months ended September 30, 2023 is due to Kiniksa UK’s and Kiniksa US’s income subject to taxation in each of their respective countries. Income tax benefit (provision) for the three and nine months ended September 30, 2023 is ($5,356) and $7,949, respectively. The benefit for income taxes for the nine months ended September 30, 2023 is primarily driven by the release of the valuation allowance on the Company’s U.S. deferred tax assets, partially offset by provision for income taxes driven by income earned in the UK and U.S. reduced by tax benefits from Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits.

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

Manufacturing Commitments

The Company entered into supply agreements with Regeneron to provide both clinical supply and commercial product (see Note 11). In May 2023, the Company signed a letter of intent with a contract development and manufacturing organization (a “CDMO”) related to its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several CDMOs to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of September 30, 2023, the Company had committed to minimum payments under all of these agreements totaling $133,704, of which $56,782 is due within one year.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2023 or December 31, 2022.

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K (our “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements. As a result of many factors, including those factors set forth in the risks identified in Part II-Item 1A “Risk Factors” section of this Quarterly Report and our other filings with the Securities and Exchange Commission (the “SEC”) our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

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

ARCALYST is an interleukin-1α and interleukin-1β cytokine trap. In 2017, we licensed ARCALYST from Regeneron, which discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear. We received FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated U.S. prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is commercially available across the United States through a network of distributors. ARCALYST is also approved in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”), including Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in Deficiency of Interleukin-1 Receptor Antagonist (“DIRA”) in adults and children weighing 10 kg or more. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States, and evenly split profits on sales, as well as third party proceeds, with Regeneron. In March 2023, Regeneron initiated a technology transfer of the manufacturing process for ARCALYST drug substance and we are working with Regeneron to qualify a new CDMO.

KPL-404 is an investigational monoclonal antibody inhibitor of CD40-CD154 interaction. In 2019, we acquired all of the outstanding securities of Primatope Therapeutics, Inc. (“Primatope”), the company that owned or controlled the intellectual property related to KPL-404. In connection with our acquisition of Primatope, we acquired an exclusive world-wide license to KPL-404 from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”). The CD40-CD154 interaction is a key T-cell co-stimulatory signal critical for B-cell maturation, immunoglobulin class switching and Type 1 immune response. We believe disrupting the CD40-CD154 interaction is an attractive approach to address multiple autoimmune disease pathologies. In May 2021, we announced positive final data from our Phase 1 single-ascending-dose clinical trial of KPL-404 in healthy volunteers, which evaluated safety and pharmacokinetics, as well as receptor occupancy and T-cell dependent antibody response. In December 2021, we initiated a Phase 2 clinical trial of KPL-404 in rheumatoid arthritis (“RA”), which is designed to evaluate pharmacokinetics, safety and efficacy with subcutaneous administration. In January 2023, we announced that we had completed enrollment of the multiple-ascending-dose portion of such trial. In October 2023, we announced that we had completed enrollment of the third cohort of the trial. We are currently enrolling the fourth and final cohort of the trial. We expect to announce data from the first three cohorts of the trial in the first quarter of 2024 and data from the fourth cohort in the second quarter of 2024.

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

Our ability to generate product revenue sufficient to achieve sustained corporate profitability will depend heavily on the continued commercialization of ARCALYST and the development and eventual commercialization of one or more of our current or future product candidates, if approved. While our ARCALYST collaboration with Regeneron has achieved profitability, there is no guarantee that our ARCALYST collaboration with Regeneron will remain profitable in the future. In addition, payments and royalties arising from out-licensing, collaboration or other similar agreements, though potentially substantial, are often isolated events and cannot be relied upon to generate significant and sustained revenue. For the three and nine months ended September 30, 2023, our net loss was $13.9 million and $11.2 million. As of September 30, 2023, we had an accumulated deficit of $503.2 million. Notwithstanding the foregoing, we expect to incur operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and, ultimately, seek regulatory approval. In addition, we expect to continue to incur significant expenses related to product manufacturing, including technology transfer costs, marketing, sales and distribution of ARCALYST. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $201.1 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed.

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

Under the Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which includes $12.0 million for the Territory license of rilonacept and $10.0 million for the Territory license of mavrilimumab. In addition, we will be eligible to receive contingent payments, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay us tiered percentage royalties on a Licensed Product-by-Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Licensed Product in the Territory, subject to certain reductions tied to rilonacept manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Licensed Product-by-Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Licensed Product in such country or region in the Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers the applicable Licensed Product in such country or region in the Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Licensed Product in such country or region in the Territory. We recognized the $10.0 million related to the mavrilimumab license during the year ended December 31, 2022. We deferred the $12.0 million related to the rilonacept license agreement as of September 30, 2023, and will recognize revenue as materials are shipped.

In August 2022, we entered into a license agreement (the “Genentech License Agreement”) with Genentech, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies.

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. In the first quarter of 2023, following delivery of certain drug supplies to Genentech, we received an additional $20.0 million payment. In the third quarter of 2023, we received a cash payment of $15.0 million following Genentech’s achievement of a development milestone related to a new indication under the Genentech License Agreement in the second quarter of 2023. We will be eligible to receive up to a total of approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $585.0 million remain as of September 30, 2023, as well as royalties in the low double digits to mid-teens on annual net sales, in each case before fulfilling our upstream financial obligations. We have recognized $112.6 million of revenue of the $115.0 million transaction price under the Genentech License Agreement and will recognize the remaining revenue over the remaining duration of the in-progress Phase 2b prurigo nodularis clinical trial.

Operating Expenses

Cost of Goods Sold

Cost of goods sold includes production and distribution costs of ARCALYST, and amortization of the $20.0 million payment we made to Regeneron in the first quarter of 2021 upon achievement of a regulatory milestone, and other miscellaneous product costs associated with ARCALYST. Cost of goods sold also includes labor and overhead costs associated with the production of ARCALYST associated with supply chain, quality, and regulatory activities, and the technology transfer of the manufacturing process for drug substance.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	Change

	(in thousands)

Revenue:
Product revenue, net	$64,802	$33,424	$31,378
License and collaboration revenue	2,244	65,711	(63,467)
Total revenue	67,046	99,135	(32,089)
Costs and Operating expenses:
Cost of goods sold	9,088	6,937	2,151
Collaboration expenses	17,311	4,623	12,688
Research and development	17,106	16,485	621
Selling, general and administrative	34,468	24,677	9,791
Total operating expenses	77,973	52,722	25,251
Income (loss) from operations	(10,927)	46,413	(57,340)
Other income	2,428	322	2,106
Income (loss) before benefit (provision) for income taxes	(8,499)	46,735	(55,234)
Benefit (provision) for income taxes	(5,356)	177,358	(182,714)
Net income (loss)	$(13,855)	$224,093	$(237,948)

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $64.8 million for the three months ended September 30, 2023, compared to $33.4 million for the three months ended September 30, 2022, an increase of $31.4 million. The increase in product revenue was primarily driven by an increase in patients.

License and Collaboration Revenue

We reported $2.2 million of license and collaboration revenue for the three months ended September 30, 2023 under the Genentech License Agreement, reflecting our ongoing recognition of the transaction price related to the in-progress Phase 2b prurigo nodularis clinical trial. In the prior year period, we reported $65.7 million of revenue primarily related to the delivery of the exclusive license of vixarelimab under the Genentech License Agreement which was executed in such period.

Cost of Goods Sold

We recognized cost of goods sold of $9.1 million for the three months ended September 30, 2023, compared to $6.9 million for the three months ended September 30, 2022, an increase of $2.2 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST offset by favorable production variances.

Collaboration Expenses

Collaboration expenses were $17.3 million for the three months ended September 30, 2023, compared to $4.6 million for the three months ended September 30, 2022, an increase of $12.7 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST.

Research and Development Expenses

	Three Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Rilonacept (ARCALYST)	$1,390	$743	$647
KPL-404	5,535	3,025	2,510
Mavrilimumab	383	1,118	(735)
Vixarelimab	1,631	4,014	(2,383)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	5,490	5,097	393
Other	2,677	2,488	189
Total research and development expenses	$17,106	$16,485	$621

Research and development expenses were $17.1 million for the three months ended September 30, 2023, compared to $16.5 million for the three months ended September 30, 2022, an increase of $0.6 million.

The direct costs for our ARCALYST program were $1.4 million during the three months ended September 30, 2023, compared to $0.7 million during the three months ended September 30, 2022, an increase of $0.6 million. The expense increase for the three months ended September 30, 2023, is due to the purchase of supply support for life-cycle management.

The direct costs for our KPL-404 program were $5.5 million during the three months ended September 30, 2023, compared to $3.0 million during the three months ended September 30, 2022, an increase of $2.5 million. The increase in expenses incurred primarily related to the manufacturing of clinical material, continuation of the first three cohorts of our Phase 2 trial in RA and initiation of cohort four of such trial during the three months ended September 30, 2023, as compared to initial cost of the first two cohorts of our Phase 2 trial in RA incurred during the three months ended September 30, 2022.

The direct costs for our mavrilimumab program were $0.4 million during the three months ended September 30, 2023, compared to $1.1 million during the three months ended September 30, 2022, or a decrease of $0.7 million. The decrease in expenses incurred is primarily due to the completion of the Phase 3 clinical trial in COVID-19 related ARDS.

The direct costs for our vixarelimab program were $1.6 million during the three months ended September 30, 2023, compared to $4.0 million during the three months ended September 30, 2022, a decrease of $2.4 million. The decrease in expenses was primarily related to a decrease in active patients in our ongoing Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $8.2 million for the three months ended September 30, 2023, compared to $7.6 million for the three months ended September 30, 2022, an increase of $0.6 million. The increase of $0.6 million in unallocated research and development expenses was primarily due to an increase in headcount. Personnel-related costs for the three months ended September 30, 2023 and 2022 included share-based compensation of $1.3 million and $1.5 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $34.5 million for the three months ended September 30, 2023, compared to $24.7 million for the three months ended September 30, 2022. The increase of $9.8 million was primarily due to an increase of $5.6 million in personnel-related costs and an increase in professional fees of $2.6 million related to the expansion of the salesforce. Personnel-related costs for the three months ended September 30, 2023 and 2022 included share-based compensation of $5.0 million and $4.3 million, respectively.

Other Income

Other income was $2.4 million for the three months ended September 30, 2023 compared to $0.3 million for the three months ended September 30, 2022. The increase of $2.1 million was primarily due to higher interest rates on U.S. Treasury notes and a larger average balance of short term investments.

Benefit (provision) for Income Taxes

For the three months ended September 30, 2023, we recorded an income tax provision of $5.4 million relating primarily to income earned in the UK and the U.S., net of the Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits (“R&D Credits”) utilized. During the three months ended September 30, 2022, we recorded an income tax benefit of $177.4 million relating primarily to the release of the valuation allowance on our UK deferred tax assets. We expect our UK current tax provision to be partially reduced by net operating losses to the extent available. We expect that our reported income tax expense will increase in future periods.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Revenue:
Product revenue, net	$161,956	$82,585	$79,371
License and collaboration revenue	24,908	75,711	(50,803)
Total revenue	186,864	158,296	28,568
Operating expenses:
Cost of goods sold	23,823	16,185	7,638
Collaboration expenses	39,585	16,549	23,036
Research and development	56,045	51,100	4,945
Selling, general and administrative	92,688	70,736	21,952
Total operating expenses	212,141	154,570	57,571
Income (loss) from operations	(25,277)	3,726	(29,003)
Other income	6,175	459	5,716
Income (loss) before benefit for income taxes	(19,102)	4,185	(23,287)
Benefit for income taxes	7,949	174,717	(166,768)
Net income (loss)	$(11,153)	$178,902	$(190,055)

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $162.0 million for the nine months ended September 30, 2023, compared to $82.6 million for the nine months ended September 30, 2022, an increase of $79.4 million. The increase in product revenue was primarily driven by an increase in patients.

License and Collaboration Revenue

We reported $24.9 million of license and collaboration revenue for the nine months ended September 30, 2023, related to the Genentech License Agreement primarily driven by the achievement of a $15.0 million development milestone related to a new indication under the Genentech License Agreement, materials delivered and our ongoing recognition of the transaction price related to the in-progress Phase 2b prurigo nodularis clinical trial. We reported $75.7 million for the nine months ended September 30, 2022, which was primarily related to the delivery of the exclusive license of vixarelimab under the Genentech License Agreement and $10.0 million upfront payment related to the mavrilimumab Huadong collaboration agreement which were executed in such period.

Cost of Goods Sold

We recognized cost of goods sold of $23.8 million for the nine months ended September 30, 2023, compared to $16.2 million for the nine months ended September 30, 2022, an increase of $7.6 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST offset by favorable production variances.

Collaboration Expenses

Collaboration expenses were $39.6 million for the nine months ended September 30, 2023, compared to $16.5 million for the nine months ended September 30, 2022, an increase of $23.0 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2023	2022	Change

	(in thousands)
Rilonacept (ARCALYST)	$2,398	$1,985	$413
KPL-404	20,630	6,943	13,687
Mavrilimumab	419	5,607	(5,188)
Vixarelimab	5,956	10,454	(4,498)
Unallocated research and development expenses:			—
Personnel related (including share-based compensation)	17,296	17,276	20
Other	9,346	8,835	511
Total research and development expenses	$56,045	$51,100	$4,945

Research and development expenses were $56.0 million for the nine months ended September 30, 2023, compared to $51.1 million for the nine months ended September 30, 2022, an increase of $4.9 million.

The direct costs for our ARCALYST program were $2.4 million during the nine months ended September 30, 2023, compared to $2.0 million during the nine months ended September 30, 2022, an increase of $0.4 million. The expense increase for the nine months ended September 30, 2023, is due to the purchase of supply support for life-cycle management.

The direct costs for our KPL-404 program were $20.6 million during the nine months ended September 30, 2023, compared to $6.9 million during the nine months ended September 30, 2022, an increase of $13.7 million. The increase in expenses incurred primarily related to the manufacturing of clinical material, continuation of the first two cohorts of our Phase 2 trial in RA and initiation of cohorts three and four of such trial during the nine months ended September 30, 2023, as compared to initial cost of the first two cohorts of our Phase 2 trial in RA incurred during the nine months ended September 30, 2022.

The direct costs for our mavrilimumab program were $0.4 million during the nine months ended September 30, 2023, compared to $5.6 million during the nine months ended September 30, 2022, or a decrease of $5.2 million. The decrease in expenses incurred is primarily related to the completion of the Phase 3 clinical trial in COVID-19 related ARDS.

The direct costs for our vixarelimab program were $6.0 million during the nine months ended September 30, 2023, compared to $10.5 million during the nine months ended September 30, 2022, a decrease of $4.5 million. The decrease in expenses was primarily related to a decrease in active patients in our ongoing Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $26.6 million for the nine months ended September 30, 2023, compared to $26.1 million for the nine months ended September 30, 2022, an increase of $0.5 million. The increase of $0.5 million in unallocated research and development expenses was primarily due to timing of raw material purchases. Personnel-related costs for the nine months ended September 30, 2023 and 2022 included share-based compensation of $4.1 million and $5.1 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $92.7 million for the nine months ended September 30, 2023, compared to $70.7 million for the nine months ended September 30, 2022. The increase of $22.0 million was primarily due to an increase of $13.2 million in personnel-related costs and an increase in professional fees of $3.7 million related to the expansion of the salesforce. Personnel-related costs for the nine months ended September 30, 2023 and 2022 included share-based compensation of $14.2 million and $13.2 million, respectively.

Other Income

Other income was $6.2 million for the nine months ended September 30, 2023, compared to $0.5 million for the nine months ended September 30, 2022. The increase was primarily due to higher interest rates on U.S. Treasury notes and a larger average balance of short term investments.

Benefit for Income Taxes

For the nine months ended September 30, 2023, we recorded an income tax benefit of $7.9 million relating primarily to the release of the valuation allowance on our U.S. deferred tax assets offset by income earned in the UK and the U.S., net of the FDII deduction and R&D Credits utilized. For the nine months ended September 30, 2022, we recorded an income tax benefit of $174.7 million relating primarily to the release of the valuation allowance on the majority of our UK deferred tax assets. We expect our UK current tax provision to be partially reduced by net operating losses to the extent available.

Liquidity and Capital Resources

As of September 30, 2023, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $201.1 million. Net income (loss) was ($11.2) million and $178.9 million for the nine months ended September 30, 2023 and 2022, respectively. We expect to incur operating losses for the foreseeable future.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have committed to minimum payments to Regeneron of $24.9 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $15.1 million, of which $3.1 million are due within one year. In connection with our ongoing technology transfer of ARCALYST drug substance manufacturing, we have entered into a manufacturing commitment with a CDMO to establish a new manufacturing site for ARCALYST drug substance. Such commitment, which includes the purchase of raw materials and related service fees, will obligate us to minimum payments of $97.5 million, $20.6 million of which are due within one year. We have additionally entered into agreements with several CDMOs to provide the Company with preclinical and clinical trial materials for our non-ARCALYST assets, which obligate us to minimum payments of $11.2 million all of which are due within one year.

Under various agreements with third parties, we are entitled to receive upfront payments, milestone payments, and royalties, each based upon specified milestones. In the first quarter of 2023, we received $20.0 million for delivery of certain drug supplies as part of the Genentech License Agreement. In the third quarter of 2023, following Genentech’s achievement of a development milestone in the second quarter related to a new indication under the Genentech License Agreement, we received $15.0 million.

These agreements impact our short-term and long-term liquidity and capital needs.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$8,976	$17,383
Net cash provided by (used in) investing activities	(14,663)	34,582
Net cash provided by financing activities	800	1,326
Net increase (decrease) in cash and cash equivalents	$(4,887)	$53,291

Operating Activities

During the nine months ended September 30, 2023, operating activities provided $9.0 million of cash which primarily consisted of our net loss of $11.2 million, offset by our non-cash items of $14.8 million and working capital decrease of $5.3 million. Non-cash items were comprised primarily of stock based compensation of $19.4 million offset by an increase in deferred income tax assets of $8.1 million. Working capital decreased primarily due to a $11.7 million increase in accrued expenses and other current liabilities attributable to increased collaboration expense accruals, a $9.6 million decrease in accounts receivable attributable to timing of customer payments and a $7.7 million decrease in contract assets, offset by a $15.9 million increase in prepaid expenses and other current assets associated to an increase in manufacturing clinical supply prepayments, income taxes receivable and other commercial prepaids, and a $6.9 million decrease in accounts payable attributable to timing of payments for inventory purchases.

During the nine months ended September 30, 2022, operating activities provided $17.4 million of cash, primarily resulting from our net income of $178.9 million excluding the impact of deferred income taxes and other noncash charges of $162.9 million. Noncash charges and the benefit from deferred income taxes for the nine months ended September 30, 2022 consisted primarily of an increase to deferred income tax assets of $185.8 million offset by $18.7 million of stock based compensation. Net cash provided by our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of a change in deferred revenue of $26.3 million as a result of the rilonacept Huadong Collaboration Agreement and the Genentech License Agreement, offset by a $10.9 million increase in inventory, a $8.7 million increase in prepaid expenses and other current assets, and a $7.2 million increase in accounts receivable.

Investing Activities

During the nine months ended September 30, 2023, investing activities used $14.7 million of cash, primarily consisting of $144.1 million of purchases of short-term investments, offset by $129.5 million of maturities of short-term investments.

During the nine months ended September 30, 2022, investing activities provided $34.6 million of cash, primarily consisting of $107.7 million from proceeds of maturities of short-term investments, partially offset by $73.1 million of purchases of short-term investments.

Financing Activities

During the nine months ended September 30, 2023 and 2022, net cash provided by financing activities was $0.8 million and $1.3 million, respectively, consisting of proceeds from the exercise of share options offset by payments in connection with Common Stock tendered for employee tax obligations.

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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of our company is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed. We anticipate that we may require additional capital if we choose to pursue in-licenses or acquisitions of other product candidates and technologies or their related businesses. We expect to continue to incur significant expenses related to product manufacturing, including technology transfer costs, sales, marketing and distribution of ARCALYST. In addition, if we obtain regulatory approval for any of our current or future product candidates, pursue additional indications or additional territories for our products or any of our current or future product candidates, we expect to incur significant expenses related to product development and manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2023, our cash, cash equivalents and short-term investments consisted of money market funds and U.S. Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates and has been volatile over the past several fiscal quarters. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred operating losses in the past and expect to incur such losses in the future. For the nine months ended September 30, 2023, our net loss was $11.2 million. As of September 30, 2023, we had an accumulated deficit of $503.2 million. Notwithstanding the foregoing, we expect to incur losses for the foreseeable future as a result of many factors, including:

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
●the costs and timing of establishing and maintaining clinical trial sites for the development of our product candidates, both in the United States and in jurisdictions outside of the United States, including as a result of global political turmoil, including pandemics or other outbreaks of disease and global conflict;
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
●our inability to equip customer-facing personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare professionals regarding applicable diseases relevant to ARCALYST or any of our future products;
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
●our inability and the inability of any third parties upon which we rely, including our network of specialty pharmacies, to effectively distribute products in a timely manner, provide patient support services, manage prescription intake, collect accurate patient and inventory data, collect payments from payors or manage the transition of patients between specialty pharmacies;
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

Even with FDA or any other regulatory authority approval of the marketing of ARCALYST or any of our other product candidates in the future (whether developed on our own or with a collaborator), prescribers, healthcare professionals, patients, the medical community or third party payors may not accept or use ARCALYST or any of our future product candidates, or may effectively block or limit their use in the case of third party payors. While ARCALYST has seen near-term success in the U.S., it is not certain we will be able to sustain such success over the long-term. If ARCALYST or any of our other product candidates, if approved, do not achieve an adequate level of sustained acceptance, we may not generate a sufficient level of product revenue or profits from operations, if at all. Sustained market acceptance of ARCALYST in its approved indications, or any of our future products and continued use of such products by our patients, will depend on a variety of factors, including:

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

Governmental authorities, private health insurers and other third party payors have attempted to control costs through a number of efforts, including by delaying the time to reimbursement, by restricting the breadth of coverage, by limiting the amount of reimbursement for particular products and by increasing the proportion of the cost for which the patient is responsible. There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be limited to a subset of the patient population for which the treatment is approved by the FDA or similar regulatory authorities outside the United States, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used. Coverage and reimbursement barriers by payors may materially impact the demand for, or the price at which we can sell, ARCALYST and any product candidate for which we obtain marketing approval, if any. If coverage and reimbursement are not available, or available only at limited levels, or if such coverage will require patient out-of-pocket costs that are unacceptably high, our ability to successfully commercialize ARCALYST or any of the product candidates for which we obtain marketing approval may be adversely affected. Moreover, any coverage or reimbursement that may be obtained may be decreased or eliminated in the future. For example, in January 2023, one of the large private health insurers that currently covers ARCALYST placed ARCALYST on its exclusion list for the CAPS indication, which could create hurdles for new patients seeking coverage for their prescriptions in all indications. In addition, obtaining and maintaining favorable coverage and adequate reimbursement may require us to offer pricing concessions to third party payors.

We may also be unable to adequately satisfy a third party payor’s value/benefit assessment on an ongoing basis. It is possible that third party payors will select low-cost clinical comparators that serve as benchmarks for determining relative value, including generics, biosimilars and lower costs brands with or without the same approved indication. The result of such a change would be a more challenging value/benefit assessment caused by a more challenging basis for comparison and the potential for a worse relative outcome. Third party payors may determine that we have failed to generate sufficient evidence to demonstrate the relative benefits of ARCALYST or any of our product candidates, if approved, and refuse to provide coverage and reimbursement entirely, or may find the evidence not sufficiently compelling to support the desired pricing and reimbursement. Similarly, payors may implement coverage criteria that further restrict the use of ARCALYST or any of our product candidates, if approved, beyond the approved label, which could adversely affect their commercial potential, including, for example, situations where a patient must be proven to not adequately respond to the lower-cost comparator.

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

We have and may continue periodically to increase the price of ARCALYST or any of our future products. We may be unable to realize commercial benefits from such price increases due to unfavorable actions that third party payors (including governmental authorities and private health insurers) may take in response to price increases. Even if price increases lie below contractual price protection clauses, payors may request price concessions in exchange for covering our products or may opt to change coverage or reimbursement policies with respect to such products. If we cannot successfully negotiate with such payors, we may be forced to provide significant price concessions or, if we fail to arrive at a satisfactory resolution, lose favorable coverage or reimbursement for patients served by such payor. In such an event, patients may have difficulty obtaining access to, or affording, such products and we may see materially negative impacts on our business operations.

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

We are also required to provide discounts or rebates under government healthcare programs or to certain government and private purchases in order to obtain coverage under federal healthcare programs. In addition, price increases that outpace inflation may also trigger additional rebate obligations under the Medicaid drug rebate program, Medicare Part B and Medicare Part D.

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

The total addressable market for ARCALYST and any other of our current or future product candidates, if approved, will ultimately depend upon, among other things, the diagnostic criteria and applicable patient population included in the final label for the product or product candidate approved for sale for its indication, the efficacy, safety and tolerability demonstrated by the product candidate in our clinical trials, acceptance by the medical community and patients, pricing, access and reimbursement. The number of addressable patients in the United States and other major markets outside of the United States may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are small for many of our approved and targeted indications, we may never achieve significant and sustained profitability.

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

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. For example, the holder of an approved BLA or similar foreign application must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets.

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

If there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or the manufacture of a product, or if we or one of our distributors, licensees, co-marketers or other third parties operating on our behalf fails to comply with regulatory requirements, regulatory authorities could impose fines on us, instate restrictions on such product or its manufacture or require us to recall or remove such product from the market, in addition to withdrawing our marketing authorizations, or requiring us to conduct additional clinical trials, change our product labeling or submit additional applications for marketing authorization. If any of these events occur, our ability to sell an affected product may be impaired, and we may incur substantial additional expense to comply with such regulatory requirements.

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

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, patients and third party payors are and will be subject to fraud and abuse laws and other healthcare laws and regulations, the violation of which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

The marketing of pharmaceutical products and related arrangements with healthcare professionals, third-party payors, patients, and other third parties in the healthcare industry are subject to a wide range of healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current and future products.

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
●the U.S. federal False Claims Act and civil monetary penalties laws, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Pharmaceutical manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Moreover, a claim including items and services resulting from a violation of the federal Anti-Kickback Statute is deemed a false or fraudulent claim for purposes of the False Claims Act;
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
●the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program;
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
●the federal Food, Drug, and Cosmetic Act (the “FDCA”), which, among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
●federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, time consuming and uncertain as to the outcome.

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

Commencing a clinical trial is subject to acceptance by the FDA of an IND or IND amendments, acceptance by competent authorities of the EU member states of a CTA under the EU Clinical Trials Regulation (“CTR”) or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, competent authorities of the EU member states or other applicable regulatory authorities. We have and may in the future receive feedback or guidance from regulatory authorities on our clinical trial design and protocols and, even after we incorporate such feedback or guidance from these regulatory authorities, such regulatory authorities may impose other requirements for our clinical trials, disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant preclinical studies, clinical trials or chemistry, manufacturing and controls (“CMC”) data, or disagree or change their position on the acceptability of our trial designs, including the proposed dosing level or schedule, treatment duration, our definitions of the patient populations or the clinical endpoints selected, which may require us to complete additional preclinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect.

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

Successful completion of our clinical trials is a prerequisite to submitting a BLA or certain supplemental BLAs (“sBLA”) to the FDA, an MAA to the European Medicines Agency (the “EMA”) or competent authorities of the EU member states, or other applicable regulatory authorities in other countries for each product candidate and, consequently, to obtaining approval and initiating commercial marketing of our current and any future product candidates. A failure of one or more of our current or future clinical trials can occur at any stage of testing, and our clinical trials may not be successful. We have experienced and may continue to experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, be allowed by regulatory authorities, require redesign, have timely site activation and patient enrollment or be completed on schedule, if at all. Events that have and may in the future delay or prevent commencement or successful completion of clinical development of our product candidates as planned and on schedule, if at all, include but are not limited to:

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
●clinical trial sites withdrawing from or being unable to conduct activities, or participants withdrawing from clinical trials, including as a result of a pandemic or other outbreak of disease and global conflict;
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
●failure of manufacturers, or us, to produce sufficient quantities of or phase-appropriate supplies of our product candidates for use in our clinical trials in accordance with applicable cGMP requirements and regulations or applicable comparable regulatory guidelines in other countries;
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

Furthermore, clinical trials must be conducted in accordance with the laws, rules and regulations, guidelines and other requirements of the FDA, EU institutions, the EMA and other applicable regulatory authorities outside of those jurisdictions and are subject to oversight by these regulatory authorities and IRBs or ethics committees at the medical institutions where such clinical trials are conducted. Further, conducting global clinical trials, as we do for certain of our product candidates, may require that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, EU and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials that are conducted in countries outside the United States and the EU may subject us to risks associated with the engagement of non-United States and non-EU CROs who are unknown to the FDA, the EMA or the EU member states’ regulatory authorities and may have different standards of diagnosis, screening and medical care, as well as risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States and the EU.

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

Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. In February 2023 the UK Government and the European Commission reached a political agreement on the “Windsor Framework” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework was formally approved in March 2023 and its implementation will occur in various stages, with new arrangements relating to the supply of medicines into Northern Ireland due to take effect in 2025.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Further, conflicts around the globe may also materially affect our clinical activities and our product candidate development timeline. See “Risk Factors – General Risk Factors – Conflicts around the globe may have an adverse impact on our operations.”

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
●we may be required to create a registry or a REMS plan or similar risk management measures, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare professionals or other elements to assure safe use;
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

In addition, even if we were to obtain approval for one or more of our current or future product candidates, regulatory authorities may approve such product candidates for fewer indications or more limited patient populations than we request. Furthermore, regulatory authorities or payers may not approve the price we intend to charge, may grant approval contingent on the performance of costly postmarketing clinical trials, may impose certain postmarketing requirements that impose limits on our marketing and distribution activities, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our current or future product candidates.

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, potential or actual government shutdowns or debt defaults, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and recently hit its debt limit, which has caused certain regulatory agencies, such as the FDA, to furlough critical FDA employees and stop critical activities.

Further, the emergence of pandemics or other global health emergencies may cause disruptions in regulators’ activities and functions. If global health concerns prevent regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Although we have and intend to continue to design the clinical trials for our product candidates, CROs will activate sites and conduct and oversee all of the clinical trials together with the various clinical trial sites that we engage to conduct the studies. As a result, many important aspects of our development programs for our product candidates, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to activate sites and conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●have staffing difficulties;
●have disruptions to their business and operations, including as a result of the impact from a pandemic or other outbreak of disease or as the result of war, conflict or terrorism;
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

We are also aware of several other molecules which do not directly compete with our approved indications but nonetheless target IL-1α and IL-1β directly or indirectly. Lutikizumab is an IL-1α/IL-1β inhibitor and is being developed by Abbvie for the treatment of hidradenitis suppurativa. We are also aware of several molecules in development designed to inhibit the NLRP3 inflammasome, an intracellular sensor of a broad range of danger signals, that leads to the release of IL-1β and IL-18. Clinical stage development programs include: VTX2735 and VTX3232 (Ventyx Biosciences), ZYIL-1 (Zydus Lifesciences), HT-6184 (Halia), OLT1177 (Olatec Therapeutics), DFV-890 (Novartis), Selnoflast (Roche), NT-0167 and NT-0796 (NodThera), Somalix and Onzomelid (Roche). There are other therapies which modulate IL-1α in preclinical and clinical development for diseases other than recurrent pericarditis from Johnson & Johnson and XBIOTECH USA, INC. We are not aware of any active, industry sponsored development programs for these programs seeking a label for recurrent pericarditis.

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

We expect to continue to develop our company and expand the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems and infrastructure, expand our facilities over time and continue to recruit and train qualified personnel. Also, our executive and senior management teams have and may continue to divert a disproportionate amount of their attention away from their day-to-day activities and devote a substantial amount of time to managing these development and expansion activities. For example, we are in the process of implementing a new learning management system in order to improve corporate compliance and employee development. As with any implementation, this new system will require specific skills and expertise to setup, maintain and utilize. We additionally expect to devote significant resources to compliance as we conform to heightened audit requirements applicable to non-smaller reporting companies. For more information see “Risk Factors—Risks Related to Ownership of Our Common Shares—We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to related compliance initiatives.”

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our products and product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or in licensed patents have, or that any of our owned or in-licensed pending patent applications that mature into issued patents will have, claims with a scope sufficient to protect ARCALYST, KPL-404, mavrilimumab, or any future products and product candidates. A U.S. patent covering ARCALYST as a composition of matter expired in 2020, and relevant composition of matter patents issued outside of the United States expired in October 2023. A U.S. patent covering methods of using ARCALYST in the treatment of recurrent pericarditis was issued in June 2021 and has a statutory term that expires in 2038, not including any patent term adjustment. The composition of matter patents for mavrilimumab generally have statutory expiration dates in 2027, not including any extensions or adjustments. The issued composition of matter patents for KPL-404 owned by us have statutory expiration dates in 2036, not including any extensions. The issued composition of matter patents licensed from BIDMC related to KPL-404 have statutory expiration dates in 2032, not including any patent term extensions or adjustments. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions and adjustments may be available; however, the life of a patent, and the protection it affords, is limited. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. For example, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdiction in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval in such jurisdiction.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in-licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product or product candidate. For example, the patents in the United States and Europe covering ARCALYST as a composition of matter have expired, and the patents covering mavrilimumab as a composition of matter have a term that expires in 2027 in the United States, not including any patent term adjustments or patent term extensions, and in 2027 in Europe, not including any patent term extensions. We or our licensees may not receive any patent term extension for patents covering mavrilimumab as a composition of matter if such patent in an applicable jurisdiction expires before mavrilimumab would be eligible to receive regulatory approval in such jurisdiction. As a result, our owned and in-licensed patent portfolio may not provide adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, regulatory exclusivity is expected to be relied upon for our or our licensees’ product candidates. The expiration date of regulatory exclusivity is determined on a country-by country-basis if the applicable product is approved in such country and if any applicable regulatory exclusivity applies and is granted. The actual expiration date of any such regulatory exclusivity, however, is subject to significant uncertainty. For instance, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdictions in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval.

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

Among some of the other changes introduced by the Leahy-Smith Act are changes that (i) affect the way patent applications are prosecuted, (ii) redefine prior art, and (iii) provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include changes that limit where a patentee may file a patent infringement suit and provide new opportunities for third parties to challenge issued patents in the USPTO. We or our licensees may be subject to the risk of third party prior art submissions on pending applications or become a party to opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patents. There is a lower standard of evidence necessary to invalidate a patent claim in a USPTO proceeding relative to the standard in U.S. district or federal court. This could lead third parties to challenge and successfully invalidate our or our licensees’ patents that would not otherwise be invalidated if challenged through the court system. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our or our licensees’ patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-

Smith Act and its implementation increase the uncertainties and costs surrounding the prosecution of our or our future licensees’ patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our or our licensees’ ability to obtain or maintain patent protection for our or our out-licensed proprietary technology or our or their ability to enforce our or our out-licensed proprietary technology, respectively. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents; enforce or shorten the term of our or our licensees’ existing patents and patents that we might obtain in the future; shorten the term that has been lengthened by patent term adjustment of our or our licensees’ existing patents or patents that we might obtain in the future; or challenge the validity or enforceability of our patents that may be asserted against us by our competitors or other third parties. Any of these outcomes could have a material adverse effect on our business. For example, with respect to patent term adjustment, the Federal Circuit’s recent holding in In re Cellect, LLC, 81 F.4th 1216 (Fed. Cir. 2023), that obviousness-type double patent analysis for a patent that has received patent term adjustment must be based on the expiration date of the patent after the patent term adjustment has been added, may negatively impact the term of certain U.S. patents.

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

General Risk Factors

Conflicts around the globe may have an adverse impact on our operations.

We operate globally and may be impacted by global and regional conflict. Conflict has adversely affected and may continue to adversely affect our clinical development efforts by, for example, limiting the regions and countries in which we may recruit and conduct clinical trials for our product candidates. In the event that conflict occurs after we have begun trials in a region, we may be unable to secure alternative clinical sites when needed or on acceptable terms, if at all. This in turn may cause significant delays or disruptions to our clinical development efforts, which could have a material impact on our business, operations and financial position.

Furthermore, due to the political uncertainty arising from global conflict, there is also an increased likelihood that we or our CROs or other third parties with whom we conduct business or otherwise engage, may also be subject to retaliatory cyberattacks perpetrated by hostile state or non-state actors in response to economic sanctions or military action. See “Risk Factors – General Risk Factors – Our information technology systems, or those of our third party CDMOs, CROs or other contractors, consultants and service providers, may fail or suffer cyberattacks or security breaches, which could result in a material disruption of our or such third party’s business or operations and our development programs for our product candidates or loss of other assets, including funds.”

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

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, hospitals and health systems are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products and product candidates, if approved, or put pressure on our product pricing.

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
●natural disasters, political and economic instability such as war, terrorism, political unrest, outbreak of disease, labor disputes and boycotts;
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

For example, most healthcare professionals, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, directly from individuals (or their healthcare providers) who enroll in our patient support program and directly from individuals who consent to be included in our marketing database. As such, we may be subject to state laws requiring notification of affected individuals and state regulatory authorities in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of September 30, 2023, the holders of Class A common shares accounted for approximately 66% of our aggregate voting power and the holders of Class B common shares accounted for approximately 34% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 30% of our aggregate voting power as of September 30, 2023 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares. Each holder of our Class B common shares has the ability to convert any portion of its Class B common shares into Class B1 common shares or Class A common shares at any time with advance notice to us. Each holder of our Class B1 common shares has the ability to convert any portion of its Class B1 common shares into Class A common shares or Class B common shares at any time with advance notice to us, and each holder of our Class A1 common shares has the ability to convert any portion of its Class A1 common shares into Class A common shares at any time with advance notice to us. Our Class A1 common shares and Class B1 common shares cannot be converted if, immediately prior to or following such conversion, the holder and its affiliates beneficially own, or would beneficially own, more than 4.99% of our issued and outstanding Class A common shares unless such holder provides us with 61-days’ prior notice that it intends to increase, decrease or waive such threshold upon conversion. For example, as of September 30, 2023, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 78% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 common shares and our Class B1 common shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A common shares.

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

A significant number of our Class A common shares are issuable upon conversion of our Class B, Class A1, and Class B1 common shares, subject to certain limitations on conversion. As of September 30, 2023, approximately 2.0 million Class A common shares directly held by our executive officers and directors, inclusive of Class A common shares issuable upon conversion of our Class B, Class A1, and Class B1 common shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and such rule, Rule 144. In addition, as of September 30, 2023, there were approximately 14.0 million Class A common shares subject to outstanding share options and RSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

A majority of our common shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of September 30, 2023, on an as-converted to Class A common shares basis, these shareholders collectively held approximately 33.8 million of our Class A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Pursuant to our amended and restated investor rights agreement, or our investors rights agreement, certain shareholders are entitled to certain registration rights with respect our Class A common shares, including Class A common shares issuable upon conversions of our Class B, Class A1, and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively registerable securities, under the Securities Act. As of September 30, 2023, on an as-converted to Class A common shares basis, we have registered approximately 31.8 million Class A common shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the investors rights agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A common shares basis, approximately 1.8 million Class A common shares held by certain of our executive officers as of September 30, 2023. If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

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

Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom and Switzerland), the United States, Bermuda, and other jurisdictions, as well as being affected by certain changes currently proposed by the Organization for Economic Cooperation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation were to arise in the future, it could adversely impact our tax position and our effective tax rate. There remains significant uncertainty as to any other tax policies and strategies which this or any future administration may adopt.

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

Pursuant to the Bermuda Economic Substance Act 2018 (as amended) and related Economic Substance Regulations (collectively, “ES Laws”), certain entities in Bermuda engaged in “relevant activities” are required to maintain appropriate physical presence in Bermuda and to satisfy economic substance requirements. The list of “relevant activities” includes carrying on as a business in any one or more of the following categories: banking, insurance, fund management, financing and leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Under the ES Laws, any relevant entity carrying on a relevant activity must satisfy economic substance requirements locally or face financial penalties, restriction or regulation of its business activities or may be struck off as a registered entity from the Bermuda Register of Companies. Because we are not engaged in any “relevant activities”, as defined by the ES Laws, we believe that we are not obliged to meet the economic substance requirements. We will continue to monitor our status with respect to the ES Laws and whether further action may be required in the future by the Company to comply with the ES Laws.

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

KINIKSA PHARMACEUTICALS, LTD.

Date: November 2, 2023	By:	/s/ Mark Ragosa
Mark Ragosa
Senior Vice President and Chief Financial Officer (Principal Financial Officer)