Form 10-Q
period 2024-03-31
Kiniksa Pharmaceuticals, Ltd.
filed 2024-04-25
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 19, 2024, there were 70,940,145 common shares outstanding in aggregate, comprised of:

40,305,405 Class A common shares, par value $0.000273235 per share

1,795,158 Class B common shares, par value $0.000273235 per share

12,781,964 Class A1 common shares, par value $0.000273235 per share

16,057,618 Class B1 common shares, par value $0.000273235 per share

Kiniksa Pharmaceuticals, Ltd.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our commercial strategy; potential value drivers; potential indications; potential market opportunities and competitive position; ongoing, planned and potential clinical trials and other studies; timing and potential impact of clinical data; future results of operations and financial position; expected timeline for our cash, cash equivalents and short-term investments; product development; prospective products and product candidates; supply of drug products at acceptable cost and quality; collaborators, license and other strategic arrangements; the expected timeline for achievement of our clinical milestones; potential marketing authorization from the U.S. Food and Drug Administration (the “FDA”) or regulatory authorities in other jurisdictions; potential and ongoing coverage and reimbursement for our products and product candidates, if approved; clinical and commercial activities; research and development costs; timing of regulatory filings and feedback; timing and likelihood of success; and plans and objectives of management for future operations and funding requirements, are forward-looking statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	our ability to complete the change of domicile of our principal holding company from Bermuda to the United Kingdom (the “Redomiciliation”);
●	our continued ability to commercialize ARCALYST® (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	incurring losses in the future, potentially requiring us to raise additional funds;
●	our ability to source sufficient quantities of our products and product candidates to meet patient and partner demand at acceptable cost and quality specifications;
●	our ability to successfully complete the technology transfer of the manufacturing process for ARCALYST drug substance;
●	the market acceptance of our products and product candidates;
●	competitive and potentially competitive products and technologies;
●	prescriber awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;

●	the decision of third party payors not to cover or maintain coverage of or to establish burdensome requirements prior to covering or maintaining coverage of ARCALYST or any of our current or future product candidates, if approved;
●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay;
●	the decision by any applicable regulatory authority to permit clinical development of, to grant regulatory exclusivity for and to approve marketing and sale of our current and future product candidates;
●	our ability to anticipate and prevent adverse events caused by our products and product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake and execute on business combinations, out-licensing activities, collaborations or other strategic transactions and our ability to realize value therefrom;
●	potential product liability claims;
●	federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates; and
●	our ability to attract and retain skilled personnel.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common shares. The principal risks and uncertainties affecting our business include the following:

●	we are currently conducting the Redomiciliation, which will require significant time and resource expenditure and be subject to significant risk and uncertainty;
●	we have a history of losses and to further our operational plans, we may require substantial additional financing, which we may not be able to obtain when needed or on acceptable terms;
●	we may not be able to continue to commercialize ARCALYST or be successful in commercializing any future products, which may materially impact our ability to generate revenue;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third party payors, including governmental authorities and private health insurers, provide funding, establish and maintain favorable coverage and pricing policies and set adequate reimbursement levels;
●	if we are unable to advance our product candidates in clinical development, obtain regulatory approval and pursue commercialization, or experience significant delays in doing so, our business may be materially harmed;
●	the incidence and prevalence for target patient populations of our products and product candidates have not been established with precision; if the market opportunities for our products and product candidates are smaller than we estimate, or any approval that we obtain is based on a narrower definition of our targeted patient population, our revenue and ability to achieve profitability may be materially adversely affected;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our preclinical studies and/or clinical trials, including as a result of delays in obtaining regulatory approvals to conduct clinical trials, activating sites, enrolling participants, and conducting trials, which could delay or prevent our product development activities;
●	we rely on third parties, including independent contract development and manufacturing organizations (“CDMOs”) to manufacture our commercial supply of ARCALYST and our product candidates for preclinical and clinical development; and if these third parties do not have sufficient manufacturing capacity at our desired times or otherwise fail to perform satisfactorily, including by producing insufficient supply of commercial and clinical stock to meet patient demand or clinical trial requirements, or are impacted by delays or supply shortages, our product development activities, regulatory approval, and commercialization efforts may be delayed, prevented or impaired;
●	we are conducting a technology transfer of the manufacturing process for ARCALYST drug substance from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to a new CDMO, and the analytical testing methods of ARCALYST drug substance and drug product to new contract testing labs (“CTLs”) and the process to complete the technology transfer and qualify a new CDMO may be subject to significant risks and uncertainties;
●	we rely, and expect to continue to rely, on third parties, including independent investigators and contract research organizations (“CROs”) to activate sites, conduct or otherwise support our research activities, preclinical studies, clinical trials and other trials for our product candidates; if these third parties do not perform satisfactorily or comply with regulatory requirements, our product development activities may be delayed, prevented or impaired and our business could be substantially harmed;

●	for our products and product candidates that have been licensed or acquired from other parties, if those parties did not adequately protect and we are unable to adequately protect such products and product candidates, or to secure and maintain freedom to operate, others could preclude us from commercializing such products and product candidates, if approved, or compete against us more directly;
●	if the scope of our patent protection is not sufficiently broad or the terms of our patents are insufficient to protect our products and product candidates for an adequate amount of time, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be materially impaired;
●	we face significant competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not successfully execute our growth strategy to identify, discover, develop, license or acquire additional product candidates or technologies, our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions;
●	we have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our products and product candidates; such arrangements or transactions may not be successful or on favorable terms, which could adversely affect our ability to develop, commercialize or attempt to realize value from our products and product candidates; and
●	concentration of ownership of the voting power of our common shares, including our Class B common shares, and conversion rights of the holders of our Class A1 and Class B1 common shares, which are held primarily by entities affiliated with certain of our directors, may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A common shares.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$141,078	$107,954
Short-term investments	72,474	98,417
Accounts receivable, net	15,995	21,266
Inventory	27,278	31,122
Prepaid expenses and other current assets	13,766	17,538
Total current assets	270,591	276,297
Property and equipment, net	712	734
Operating lease right-of-use assets	12,324	11,931
Other long-term assets	4,128	827
Intangible asset, net	17,000	17,250
Deferred tax assets	214,918	219,283
Total assets	$519,673	$526,322

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,632	$8,246
Accrued expenses	44,718	44,667
Deferred revenue	156	307
Operating lease liabilities	2,279	2,253
Other current liabilities	11,427	8,193
Total current liabilities	64,212	63,666
Non-current liabilities:
Non-current deferred revenue	11,811	11,954
Non-current operating lease liabilities	9,864	10,005
Other long-term liabilities	1,891	1,858
Total liabilities	87,778	87,483
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A common shares, par value of $0.000273235 per share; 40,184,356 shares and 35,781,373 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	11	10
Class B common shares, par value of $0.000273235 per share; 1,795,158 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Class A1 common shares, $0.000273235 par value; 12,781,964 and 16,826,468 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	5
Class B1 common shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of March 31, 2024 and December 31, 2023	4	4
Additional paid-in capital	927,582	916,763
Accumulated other comprehensive income (loss)	(53)	6
Accumulated deficit	(495,654)	(477,950)
Total shareholders’ equity	431,895	438,839
Total liabilities and shareholders’ equity	$519,673	$526,322

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Product revenue, net	$78,885	$42,659
License and collaboration revenue	973	5,686
Total revenue	79,858	48,345
Costs and operating expenses:
Cost of goods sold	10,583	7,036
Collaboration expenses	20,801	8,288
Research and development	26,334	15,172
Selling, general and administrative	38,682	29,045
Total operating expenses	96,400	59,541
Loss from operations	(16,542)	(11,196)
Other income	2,266	1,832
Loss before income taxes	(14,276)	(9,364)
Provision for income taxes	(3,428)	(2,906)
Net loss	$(17,704)	$(12,270)
Net loss per share attributable to common shareholders—basic and diluted	$(0.25)	$(0.18)
Weighted average common shares outstanding—basic and diluted	70,633,023	69,751,697
Comprehensive loss:
Net loss	$(17,704)	$(12,270)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	(59)	11
Total other comprehensive income (loss)	(59)	11
Total comprehensive loss	$(17,763)	$(12,259)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	70,460,617	$20	$916,763	$6	$(477,950)	$438,839
Issuance of Class A common shares under incentive award plans	358,479	—	3,613	—	—	3,613
Share-based compensation expense	—	—	7,206	—	—	7,206
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(17,704)	(17,704)
Balances at March 31, 2024	70,819,096	$20	$927,582	$(53)	$(495,654)	$431,895

	Common Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	69,697,503	$19	$888,120	$44	$(492,034)	$396,149
Issuance of Class A common shares under incentive award plans	135,576	—	90	—	—	90
Share-based compensation expense	—	—	6,115	—	—	6,115
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	11	—	11
Net loss	—	—	—	—	(12,270)	(12,270)
Balances at March 31, 2023	69,833,079	$19	$894,325	$55	$(504,304)	$390,095

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,704)	$(12,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	466	596
Share-based compensation expense	7,206	6,115
Non-cash lease expense	779	841
Amortization of premiums and accretion of discounts on short-term investments	297	(1,061)
Loss on disposal of property and equipment	—	175
Deferred income taxes	4,365	1,077
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,750	(2,634)
Accounts receivable, net	5,271	5,236
Inventory	3,844	(1,826)
Contract asset	—	7,656
Other long-term assets	(3,362)	3,268
Accounts payable	(2,662)	(6,508)
Accrued expenses and other current liabilities	3,285	(10,647)
Operating lease liabilities	(1,287)	(988)
Deferred revenue	(294)	6,658
Other long-term liabilities	33	45
Net cash provided by (used in) operating activities	3,987	(4,267)
Cash flows from investing activities:
Purchases of property and equipment	(84)	(24)
Purchases of short-term investments	(36,276)	(52,896)
Proceeds from the maturities of short-term investments	61,884	15,000
Net cash provided by (used in) investing activities	25,524	(37,920)
Cash flows from financing activities:
Proceeds from issuance of Class A common shares under incentive award plans and employee share purchase plan	3,994	510
Payments in connection with Common Stock tendered for employee tax obligations	(381)	(420)
Net cash provided by financing activities	3,613	90
Net increase (decrease) in cash and cash equivalents	33,124	(42,097)
Cash and cash equivalents at beginning of period	107,954	122,715
Cash and cash equivalents at end of period	$141,078	$80,618

Supplemental information:
Cash paid for income taxes	$—	$3,196

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$1,172	$684
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	102	—

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

The Company is subject to risks and uncertainties common to commercial-stage companies in the biopharmaceutical industry and global health, societal, economic and market conditions, including the Company’s dependence on third parties, including contract research organizations and contract manufacturing organizations, the Company’s limited experience obtaining regulatory approvals, the potential failure of the Company to successfully complete research and development of its current or future product candidates, the potential inability of the Company to adequately protect its technology, potential competition, the uncertainty that any current or future product candidates will obtain necessary government regulatory approval, that ARCALYST will continue to be commercially viable and whether any of the Company’s current or future product candidates, if approved, will be commercially viable. Such risks and uncertainties may be subject to substantial and uncertain changes, which may cause significant disruption to the Company’s business and operations, preclinical studies and clinical trials, the business and operations of the third parties with whom the Company conducts business and the national and global economies, all of which may have material impacts on the Company’s business, financial condition and results of operations.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), Primatope Therapeutics, Inc. (“Primatope”) and Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”) as well as the subsidiaries of Kiniksa UK, Kiniksa Pharmaceuticals (Germany) GmbH (“Kiniksa Germany”), Kiniksa Pharmaceuticals (France) SARL (“Kiniksa France”), and Kiniksa Pharmaceuticals GmbH (“Kiniksa Switzerland”), after elimination of all significant intercompany accounts and transactions. Where the Kiniksa Pharmaceuticals, Ltd. entity is referred to in its single, unconsolidated form, it is referred to as “Kiniksa Bermuda”.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K and updated, as necessary, in this report. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of its operations for the three months ended March 31, 2024 and 2023, the changes in its shareholders’ equity for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2024, the Company had an accumulated deficit of $495,654. During the three months ended March 31, 2024, the Company reported a net loss of $17,704 and had provided $3,987 cash from operating activities. As of March 31, 2024, the Company had cash, cash equivalents and short-term investments of $213,552. Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements.

Summary of Significant Accounting Policies

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. The Company classifies inventory as long-term when the inventory is expected to be utilized beyond the Company’s normal operating cycle and includes such amounts in other long-term assets in our consolidated balance sheets. Prior to the regulatory approval of its drug candidates, the Company incurs expenses for the manufacture of product candidate supplies to support clinical development that could potentially be available to support the commercial launch of those therapeutics. Until the date at which regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expenses. The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of sales in the Company’s consolidated statements of operations and comprehensive income (loss). The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional writedown of inventory may be required.

Finished goods that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified and labeled for use in clinical trials as the products are required to be re-labeled for alternative uses. The finished goods inventory that will ultimately be distributed free of charge under our patient assistance program are recognized as selling expense when they are labeled as free goods.

The Company is conducting a technology transfer of ARCALYST drug substance manufacturing from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to a new contract development and manufacturing organization (“CDMO”). Costs associated with the establishment of ARCALYST production at a new manufacturing site that do not meet the criteria for research and development or capitalization into inventory, including raw materials consumed, are included in cost of goods sold in the period incurred. During the three months ended March 31, 2024 the Company incurred $2,126 of expense related to the technology transfer of ARCALYST drug substance manufacturing in cost of goods sold. No expenses were incurred in the three months ended March 31, 2023.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s 2023 Form 10-K.

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

	Fair Value Measurements
	as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$114,419	$—	$—	$114,419
Cash equivalents — U.S. Treasury notes	—	6,358	—	6,358
Short-term investments — U.S. Treasury notes	—	72,474	—	72,474
	$114,419	$78,832	$—	$193,251

	Fair Value Measurements
	as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$43,554	$—	$—	$43,554
Cash equivalents — U.S. Treasury notes	—	1,995	—	1,995
Short-term investments — U.S. Treasury notes	—	98,417	—	98,417
	$43,554	$100,412	$—	$143,966

During the three months ended March 31, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of March 31, 2024 and December 31, 2023 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
March 31, 2024
Cash equivalents — U.S. Treasury notes	$6,358	$—	$—	$—	$6,358
Short-term investments — U.S. Treasury notes	72,482	1	(9)	—	72,474
	$78,840	$1	$(9)	$—	$78,832

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2023
Cash equivalents — U.S. Treasury notes	$1,995	$—	$—	$—	$1,995
Short-term investments — U.S. Treasury notes	98,387	30	—	—	98,417
	$100,382	$30	$—	$—	$100,412

As of March 31, 2024, we consider the unrealized losses in our investment portfolio to be temporary in nature and not due to credit losses. We have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three and three months ended March 31, 2024 or 2023.

3.           Product Revenue, Net

Product revenue, net, from sales of ARCALYST was as follows:

	Three Months Ended
	March 31,
	2024	2023
Product revenue, net	$78,885	$42,659

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2024:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2023	$2,022	$3,775	$341	$6,138
Current provisions relating to sales in the current year	7,319	3,916	258	11,493
Adjustments relating to prior years	—	(5)	836	831
Payments/returns relating to sales in the current year	(5,034)	(887)	—	(5,921)
Payments/returns relating to sales in the prior years	(1,957)	(1,475)	—	(3,432)
Balance at March 31, 2024	$2,350	$5,324	$1,435	$9,109

Total revenue-related reserves as of March 31, 2024 and December 31, 2023, included in our consolidated balance sheets, are summarized as follows:

	March 31,	December 31,
	2024	2023
Components of accounts receivable	$(411)	$(459)
Components of other current liabilities	9,520	6,597
Total revenue-related reserves	$9,109	$6,138

Primarily all of the Company’s trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider.

4.           Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$2,052	$—
Semi-finished goods	8,721	18,258
Finished goods	17,531	12,864
Total inventory	$28,304	$31,122
Balance Sheet Classification:
Inventory	$27,278	$31,122
Other long-term assets	1,026	—
Total inventory	$28,304	$31,122

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2024	2023
Furniture, fixtures and vehicles	$224	$224
Computer hardware and software	379	379
Leasehold improvements	3,931	3,931
Lab equipment	4,074	3,972
Construction in progress	43	13
Total property and equipment	8,651	8,519
Less: Accumulated depreciation	(7,939)	(7,785)
Total property and equipment, net	$712	$734

Depreciation expense was $154 and $289 during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, $116 and $122, respectively, of our property and equipment, net was in the United Kingdom.

6.           Intangible Assets

Intangible assets, net of accumulated amortization as of March 31, 2024 and December 31, 2023 are summarized in the following table.

		As of March 31, 2024			As of December 31, 2023
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$3,000	$17,000	$20,000	$2,750	$17,250

7.           Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued research and development expenses	$11,028	$7,895
Accrued employee compensation and benefits	7,317	15,954
Accrued collaboration expenses	20,123	16,939
Accrued legal, commercial and professional fees	5,840	3,553
Other	410	326
	$44,718	$44,667

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

2015 Plan

As of March 31, 2024, there were 1,814,958 Class A common shares subject to outstanding awards under the 2015 Plan and reserved for issuance thereunder pursuant to such awards.

2018 Plan

The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2024, increased by 2,818,425 Class A common shares. As of March 31, 2024, 4,207,733 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2023, the Company’s board of directors approved an increase, as of January 1, 2024, of 215,000 Class A common shares under the 2018 ESPP. As of March 31, 2024, 702,707 Class A common shares were available for future issuance under the 2018 ESPP.

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding as of December 31, 2023	11,599,089	$13.67
Granted	26,750	$18.73
Exercised	(282,269)	$12.38
Forfeited	(104,605)	$14.21
Outstanding as of March 31, 2024	11,238,965	$13.71
Share options exercisable as of March 31, 2024	7,489,111	$13.67
Share options unvested as of March 31, 2024	3,749,854	$13.71

As of March 31, 2024, total unrecognized compensation expense related to the unvested share option awards was $30,915 which is expected to be recognized over a weighted average remaining period of 2.42 years.

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

During the three months ended March 31, 2024 and 2023, the Company recognized compensation expense of $2,284 and $1,529, respectively, related to RSUs including those granted in connection with the RLTIP.

The following table summarizes RSU activity, including the RSUs issued under the RLTIP for the three months ended March 31, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2023	2,396,888	$14.00
Granted	41,410	$18.59
Vested	(55,014)	$18.57
Forfeited	(122,026)	$14.12
Unvested RSUs as of March 31, 2024	2,261,258	$13.96

As of March 31, 2024, total unrecognized compensation cost related to the RSU awards was $25,376 which is expected to be recognized over a weighted average remaining period of 2.73 years.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2024	2023
Cost of goods sold	$359	$286
Research and development expenses	1,453	1,444
Selling, general and administrative expenses	5,394	4,385
	$7,206	$6,115

9.            Out-Licensing Agreements

Genentech License Agreement

The Company entered into a license agreement (the “Genentech License Agreement”) with Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively, “Genentech”), effective in September 2022, pursuant to which the Company granted Genentech exclusive worldwide rights to develop, manufacture and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”).

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license. During the year ended December 31, 2023, the Company received cash payments of $20,000 following delivery of certain drug supplies to Genentech and $15,000 following Genentech’s achievement of a development milestone related to a new indication under the Genentech License Agreement. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10,000 which the Company received in the first quarter of 2024. Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $575,000 remain as of March 31, 2024. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech

Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

Pursuant and subject to the terms of the Genentech License Agreement, Genentech has the exclusive worldwide right to conduct development and commercialization activities for Genentech Licensed Products at its sole cost. Notwithstanding the foregoing, the Company is responsible, at its sole cost, for finalizing its Phase 2b clinical trial assessing the efficacy, safety and tolerability of vixarelimab in reducing pruritis in prurigo nodularis. Both the Company and Genentech participate in a joint transition committee, which coordinates and oversees the Company’s finalization of its Phase 2b clinical trial.

Accounting for the Genentech License Agreement

As of the Genentech Effective Date, the Company identified the following performance obligations in the Genentech License Agreement: (i) the delivery of the exclusive license for vixarelimab; (ii) an initial drug supply delivery; (iii) a drug product resupply delivery; and (iv) completion of the Phase 2b clinical trial for vixarelimab.

The Company determined the transaction price of the Genentech License Agreement consisted of the $80,000 upfront payment and the $20,000 variable consideration related to the delivery of the initial drug supply and drug product resupply which was added to the transaction price in 2022. In 2023, the Company added $25,000 to the transaction price following Genentech’s achievement of two development milestones under the Genentech License Agreement.

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

The Company recognized $105 of collaboration revenue under the Genentech License Agreement during the three months ended March 31, 2024 related to the completed portion of the Phase 2b clinical trial for vixarelimab. The Company recognized $5,686 of collaboration revenue during three months ended March 31, 2023 under the Genentech License Agreement related to the license, completed portion of the Phase 2b clinical trial for vixarelimab, and materials delivered. The Company expects to recognize the remaining deferred revenue associated with the Genentech License Agreement over the remaining portion of the Phase 2b clinical trial for vixarelimab.

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

The Company recognized $189 of the upfront payment in collaboration revenue during the three months ended March 31, 2024 under the rilonacept Huadong Collaboration Agreement related to materials delivered. The Company did not recognize any revenue from the $12,000 upfront payment under the rilonacept Huadong Collaboration Agreement during the three month ended March 31, 2023. As of March 31, 2024, $11,811 of the transaction price is recorded in non-current deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes the Company’s contract assets and contract liabilities in connection with license and collaboration agreements for the three months ended March 31, 2024:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Three Months Ended March 31, 2024
Contract Liabilities:
Genentech vixarelimab	$261	$—	$(105)	$—	$156
Huadong rilonacept	12,000	—	(189)	—	11,811
Total Contract Liabilities	$12,261	$—	$(294)	$—	$11,967

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

Under the Biogen Agreement, the Company is obligated to make payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of March 31, 2024. Additionally, the Company could be obligated to make up to an aggregate of $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the three months ended March 31, 2024, the Company recorded research and development expense of $61 related to a milestone and the annual maintenance in connection with the Biogen Agreement. During the three months ended March 31, 2023, the Company did not record any research and development expense in connection with the Biogen Agreement.

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

During the three months ended March 31, 2024 the Company recorded research and development expense of $27 in connection with the BIDMC Agreement. During the three months ended March 31, 2023, the Company did not record any research and development expense in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three months ended March 31, 2024 and 2023, the Company recognized $20,123 and $8,288 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses.

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product. The supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three months ended March 31, 2024 and 2023, the Company did not incur any research and development expense related to the purchase of drug materials under the supply agreement. The Company’s inventory balance as of March 31, 2024 and December 31, 2023, of $26,252 and $31,122 respectively, related to the purchase of commercial product under the supply agreement. As of March 31, 2024, the Company had non-cancelable purchase commitments under the supply agreement (see Note 14).

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

The Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in the aggregate for the first two indications, of which $57,500 remain as of March 31, 2024. In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. In July 2020, the Company entered into an amendment to the MedImmune Agreement to establish a new coronavirus field and defer the payment of certain development and regulatory milestones as applied to the new coronavirus field. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

During the three months ended March 31, 2024 and 2023, the Company did not record research and development expense in connection with milestone payments due under the MedImmune Agreement.

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

Basic and diluted net loss attributable to common shareholders was calculated as follows:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss attributable to common shareholders	$(17,704)	$(12,270)
Denominator:
Weighted-average shares outstanding - basic and diluted	70,633,023	69,751,697
Basic and diluted net loss per share	$(0.25)	$(0.18)

The Company’s unvested RSUs have been excluded from the computation of basic net loss per share attributable to common shareholders.

The Company’s potentially dilutive securities, which include options and unvested RSUs, have been excluded from the computation of diluted net loss per share attributable to common shareholders as the effect would be to reduce the EPS attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted EPS attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2024	2023
Share options to purchase common shares	11,238,965	10,084,986
Unvested RSUs	2,261,258	1,656,077
Total anti-dilutive shares	13,500,223	11,741,063

12.         Income Taxes

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

Although Bermuda has no corporate income tax, the Company’s income tax rate for the three months ended March 31, 2024 was due to Kiniksa UK’s, Kiniksa UK’s Swiss branch office’s and Kiniksa US’s income subject to taxation in each of their respective countries. Income tax provision for the three months ended March 31, 2024 was $3,428. The provision for income taxes is primarily driven by income earned in the UK, Switzerland and U.S. offset in part by tax benefits from Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits.

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

Since 2021, the Company has engaged in a series of intra-entity asset transfers and allocations to contribute assets to its wholly owned Switzerland subsidiary, UK subsidiary and its UK Swiss branch office.

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

In January 2024, Kiniksa Bermuda transferred to Kiniksa Switzerland all rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and materials owned insofar as they related exclusively or primarily to abiprubart, mavrilimumab and other preclinical assets, excluding certain rights necessary for the completion of Cohort 4 of the Company’s ongoing Phase 2 clinical trial of abiprubart in rheumatoid arthritis.

The consolidated Company did not incur tax liabilities on any of the January 2024 intra-entity transfers since the transferor, Kiniksa Bermuda, is exempt from income tax in Bermuda, its jurisdiction of incorporation. Kiniksa

Switzerland accounted for the intra-entity transfers as transfers of assets between related parties and received stepped up tax bases in the contributed intellectual property assets, equal to the fair value of the assets at the time of transfer. The fair values of the transferred assets were determined utilizing future cash flows of projected operations and estimated probabilities of success of such cash flows, discounted to present value utilizing the discounted cash flow method. The Company recorded deferred tax assets as a result of these contributions, which represent the difference between the stepped-up tax bases and the book bases for financial statement purposes. At the time of the transfers of the relevant assets, the Company recorded a valuation allowance on the full amount of the Switzerland deferred tax assets. There are no material deferred tax assets in the jurisdictions outside the United States, UK and Switzerland.

13.         Commitments and Contingencies

License Agreements

The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 10).

Manufacturing Commitments

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product (see Note 10). In May 2023, the Company signed a letter of intent with a contract development and manufacturing organization (a “CDMO”) related to its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several CDMOs to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of March 31, 2024, the Company had committed to minimum payments under all of these agreements totaling $148,039, of which $56,140 is due within one year.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2024 or December 31, 2023.

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K (our “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements. As a result of many factors, including those factors set forth in the risks identified in Part II-Item 1A “Risk Factors” section of this Quarterly Report and our other filings with the Securities and Exchange Commission (the “SEC”) our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Overview

We are a commercial-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. Our portfolio of immune-modulating assets, ARCALYST, abiprubart and mavrilimumab, is based on strong biologic rationale or validated mechanisms, targets a spectrum of underserved cardiovascular and autoimmune conditions, and offers the potential for differentiation.

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

Abiprubart is an investigational monoclonal antibody inhibitor of CD40-CD154 costimulatory interaction. In 2019, we acquired all of the outstanding securities of Primatope Therapeutics, Inc. (“Primatope”), the company that owned or controlled the intellectual property related to abiprubart. In connection with our acquisition of Primatope, we acquired an exclusive world-wide license to abiprubart from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”). The CD40-CD154 interaction is a key T-cell co-stimulatory signal critical for B-cell maturation, immunoglobulin class switching and Type 1 immune response. We believe disrupting the CD40-CD154 costimulatory interaction is an attractive approach to address multiple autoimmune disease pathologies. In December 2021, we initiated a Phase 2 clinical trial of abiprubart in rheumatoid arthritis (“RA”), which is designed to evaluate pharmacokinetics, safety and efficacy with subcutaneous administration. In January 2024, we announced topline clinical data from Cohorts 1, 2 and 3 of the trial and that the trial met its primary efficacy endpoint in Cohort 3 at the weekly dose level. In April 2024, we announced (a) topline clinical data from Cohort 4 of the RA trial and (b) our plan to initiate a Phase 2b clinical trial of abiprubart in Sjögren’s Disease in the second half of 2024.

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

In March 2024, we announced our plans for the Redomiciliation, which, if carried out, would result in the change of place of incorporation of our principal holding company from Bermuda to the UK. The Redomiciliation remains subject to approval by our shareholders and the Supreme Court of Bermuda. If carried out, the issued and outstanding shares of our current principal holding company, Kiniksa Pharmaceuticals, Ltd. (“Kiniksa Bermuda”) will be canceled, and our shareholders will receive new shares of Kiniksa Pharmaceuticals International, plc, a UK-domiciled company (“New Kiniksa”) on a one-for-one basis. See “Risk Factors –Risks Related to Our Redomiciliation from Bermuda to the United Kingdom” for more information.

Our ability to generate product revenue sufficient to sustain our organization will depend heavily on a number of factors, including the continued commercialization of ARCALYST, the development and eventual commercialization of one or more of our current or future product candidates, if approved, and the management of our costs consistent with our current operating plan. For the three months ended March 31, 2024, our net loss was $17.7 million. As of March 31, 2024, we had an accumulated deficit of $495.7 million.

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $213.6 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed.

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

In February 2022, we entered into two collaboration and license agreements (the “Huadong Collaboration Agreements”), with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), pursuant to which we granted Huadong exclusive rights to develop and commercialize rilonacept and mavrilimumab (the “Huadong Licensed Products”), in the Asia Pacific region excluding Japan (the “Huadong Territory”). We otherwise retained our current rights to the Licensed Products outside the Territory.

Under the Huadong Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which included $12.0 million for the Huadong Territory license of rilonacept and $10.0 million for the Huadong Territory license of mavrilimumab. In addition, we will be eligible to receive contingent payments, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay us tiered percentage royalties on a Huadong Licensed Product-by-Huadong Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Huadong Licensed Product in the Huadong Territory, subject to certain reductions tied to rilonacept manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Huadong Licensed Product-by-Huadong Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Huadong Licensed Product in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers the applicable Huadong Licensed Product in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Huadong Licensed Product in such country or region in the Huadong Territory. We recognized the $10.0 million related to the mavrilimumab license during the year ended December 31, 2022. We have recognized $0.2 million of revenue of the $12.0 million transaction price under the rilonacept license agreement as of March 31, 2024, and will recognize the remaining revenue as materials are shipped.

We are party to a license agreement (the “Genentech License Agreement”) with Genentech, effective September 2022, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”).

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. Additionally, in 2023, we received a total of $35.0 million in additional payments from Genentech related to delivery of certain drug material to Genentech and Genentech’s achievement of a development milestone. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10.0 million, which was received in the first quarter of 2024. We will be eligible to receive up to a total of approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $575.0 million remains as of March 31, 2024. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country. We have recognized $124.8 million of revenue of the $125.0 million transaction price under the Genentech License Agreement and will recognize the remaining revenue over the remaining duration of the in-progress Phase 2b clinical trial of vixarelimab in prurigo nodularis.

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

Income Taxes

Kiniksa Bermuda is an exempted company incorporated under the laws of Bermuda, we are principally subject to taxation in Bermuda. Under the current laws of Bermuda, there is no corporate income tax levied on an exempted company’s income, resulting in an effective zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses. In December 2023, Bermuda passed legislation enacting a corporate income tax effective in 2025 on companies that meet certain requirements. If we meet those requirements, we could become subject to taxation in Bermuda in the future. Our wholly owned United States subsidiaries, Kiniksa US, and Primatope are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa UK, its Swiss branch office, and Kiniksa UK’s wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals, GmbH (“Kiniksa Switzerland”) are subject to taxation in their respective countries.

In the first quarter of 2024, Kiniksa Bermuda transferred to Kiniksa Switzerland all rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and materials owned insofar as they related exclusively or primarily to abiprubart, mavrilimumab and other preclinical assets, with such exceptions as necessary to allow the completion of Cohort 4 of the Company’s ongoing Phase 2 clinical trial of abiprubart in rheumatoid arthritis. In connection with the foregoing transfer, we recognized a step-up in basis and did not incur any material tax liabilities.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	Change

	(in thousands)

Revenue:
Product revenue, net	$78,885	$42,659	$36,226
License and collaboration revenue	973	5,686	(4,713)
Total revenue	79,858	48,345	31,513
Costs and Operating expenses:
Cost of goods sold	10,583	7,036	3,547
Collaboration expenses	20,801	8,288	12,513
Research and development	26,334	15,172	11,162
Selling, general and administrative	38,682	29,045	9,637
Total operating expenses	96,400	59,541	36,859
Loss from operations	(16,542)	(11,196)	(5,346)
Other income	2,266	1,832	434
Loss before provision for income taxes	(14,276)	(9,364)	(4,912)
Provision for income taxes	(3,428)	(2,906)	(522)
Net loss	$(17,704)	$(12,270)	$(5,434)

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $78.9 million for the three months ended March 31, 2024, compared to $42.7 million for the three months ended March 31, 2023, an increase of $36.2 million. The increase in product revenue was primarily driven by an increase in patients.

License and Collaboration Revenue

We reported $1.0 million of license and collaboration revenue for the three months ended March 31, 2024, related primarily to $0.7 million of products sold under the Rilonacept Huadong Collaboration Agreements, $0.2 million of deferred revenue recognized related to the delivery of such materials and $0.1 of deferred revenue under the Genentech License Agreement. In the prior year period, we reported $5.7 million of revenue primarily related to the delivery of certain materials under the Genentech License Agreement.

Cost of Goods Sold

We recognized cost of goods sold of $10.6 million for the three months ended March 31, 2024, compared to $7.0 million for the three months ended March 31, 2023, an increase of $3.5 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST and $2.1 million related to the technology transfer of the manufacturing process offset by a decrease in average cost per unit resulting from favorable production variances.

Collaboration Expenses

Collaboration expenses were $20.8 million for the three months ended March 31, 2024, compared to $8.3 million for the three months ended March 31, 2023, an increase of $12.5 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST and improved profitability under the Regeneron Agreement.

Research and Development Expenses

	Three Months Ended
	March 31,
	2024	2023	Change

	(in thousands)
Rilonacept (ARCALYST)	$113	$558	$(445)
Abiprubart	15,089	3,446	11,643
Mavrilimumab	223	(272)	495
Vixarelimab	754	2,047	(1,293)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	6,138	6,413	(275)
Other	4,017	2,980	1,037
Total research and development expenses	$26,334	$15,172	$11,162

Research and development expenses were $26.3 million for the three months ended March 31, 2024, compared to $15.2 million for the three months ended March 31, 2023, an increase of $11.2 million.

The direct costs for our abiprubart program were $15.1 million during the three months ended March 31, 2024, compared to $3.4 million during the three months ended March 31, 2023, an increase of $11.6 million. The increase in expenses incurred primarily related to the manufacturing of clinical material, continuation of cohort four of our Phase 2 trial in RA and start-up costs of our Phase 2b clinical trial in Sjögren’s Disease during the three months ended March 31, 2024, as compared to initiation cost of cohort three and continuation of the first two cohorts of our Phase 2 trial in RA incurred during the three months ended March 31, 2023.

The direct costs for our vixarelimab program were $0.8 million during the three months ended March 31, 2024, compared to $2.0 million during the three months ended March 31, 2023, a decrease of $1.3 million. The decrease in expenses was primarily related to the wind-down activities of our Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $10.2 million for the three months ended March 31, 2024, compared to $9.4 million for the three months ended March 31, 2023, an increase of $0.8 million. The increase of $0.8 million in unallocated research and development expenses was primarily due to an increase in preclinical development activities. Personnel-related costs for the three months ended March 31, 2024 and 2023 included share-based compensation of $1.5 million and $1.4 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $38.7 million for the three months ended March 31, 2024, compared to $29.0 million for the three months ended March 31, 2023. In 2023, we expanded our ARCALYST salesforce to help drive further prescriber adoption and patient enrollments. The increase of $9.6 million was primarily due to an increase of $6.0 million in personnel-related costs and an increase in sales and marketing of $1.5 million largely attributable to the expansion of our salesforce. Personnel-related costs for the three months ended March 31, 2024 and 2023 included share-based compensation of $5.4 million and $4.4 million, respectively.

Other Income

Other income was $2.3 million for the three months ended March 31, 2024 compared to $1.8 million for the three months ended March 31, 2023. The increase of $0.4 million was primarily due to higher interest rates on U.S. Treasury notes.

Benefit (provision) for Income Taxes

For the three months ended March 31, 2024, we recorded an income tax provision of $3.4 million relating primarily to income earned in the UK, Switzerland and the U.S., net of the Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits (“R&D Credits”) utilized. For the three months ended March 31, 2023, we recorded an income tax provision of $2.9 million relating primarily to income earned in the UK and the U.S., net of the FDII deduction and R&D Credits utilized. We expect that our reported income tax expense for future periods will be higher due to the utilization of our deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2024, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $213.6 million. Net loss was $17.7 million and $12.3 million for the three months ended March 31, 2024 and 2023, respectively. We expect to incur operating losses for the foreseeable future.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have committed to minimum payments to Regeneron of $27.1 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $14.0 million, of which $3.0 million are due within one year. In connection with our ongoing technology transfer of ARCALYST drug substance manufacturing, we have entered into a manufacturing commitment with a CDMO to establish a new manufacturing site for ARCALYST drug substance. Such commitment, which includes the purchase of raw materials and related service fees, will obligate us to minimum payments of $94.2 million, $17.3 million of which are due within one year. We have additionally entered into agreements with several CDMOs to provide the Company with preclinical and clinical trial materials for our non-ARCALYST assets, which obligate us to minimum payments of $26.7 million, $11.7 million of which are due within one year.

Under various agreements with third parties, we are entitled to receive upfront payments, milestone payments, and royalties, each based upon specified milestones. In the first quarter of 2024, following Genentech’s achievement of a development milestone in the fourth quarter of 2023 related to a second indication under the Genentech License Agreement, we received $10.0 million.

These agreements impact our short-term and long-term liquidity and capital needs.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$3,987	$(4,267)
Net cash provided by (used in) investing activities	25,524	(37,920)
Net cash provided by financing activities	3,613	90
Net increase (decrease) in cash and cash equivalents	$33,124	$(42,097)

Operating Activities

Net cash provided by operations was $4.0 million for the three months ended March 31, 2024, compared to net cash used in operating activities of $4.3 million for the three months ended March 31, 2023. The increase in cash provided by operating activities is primarily due to an increase in net contribution from higher ARCALYST sales, offset by a decrease in cash received from licensing agreements of $10.0 million.

Investing Activities

Net cash provided by investing activities was $25.5 million for the three months ended March 31, 2024, compared to net cash used in investing activities of $37.9 million for the three months ended March 31, 2023. The increase in net cash provided by investing activities was driven by managing our cash and short-term investments portfolio mix.

Financing Activities

During the three months ended March 31, 2024 and 2023, net cash provided by financing activities was $3.6 million and $0.1 million, respectively, consisting of proceeds from the exercise of share options offset by payments in connection with Common Stock tendered for employee tax obligations.

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

●conduct the Redomiciliation;
●support our sales, marketing and distribution capabilities, infrastructure and organization to commercialize ARCALYST and any product candidates for which we may obtain marketing approval;
●conduct new and ongoing research and pre-clinical and clinical development of our product candidates, including our Phase 2 clinical trial of abiprubart in RA and our planned Phase 2b clinical trial of abiprubart in Sjögren’s Disease;
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
●create additional infrastructure to support our product development and commercialization efforts; and
●experience delays or encounter issues with any of the above, including but not limited to failed trials, complex results, safety issues, regulatory challenges that require longer follow-up of existing trials, additional major trials, additional supportive trials in order to pursue marketing approval, a pandemic or other outbreak of disease or disruptions to the national or global economy.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the three months ended March 31, 2024 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of the Annual Report.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Redomiciliation from Bermuda to the United Kingdom

We may not realize the anticipated benefits of the Redomiciliation.

In March 2024, we announced our intention to change the place of incorporation of our principal holding company from Bermuda to the United Kingdom via the Redomiciliation. The Supreme Court of Bermuda has ordered us to convene the Court-Ordered Special Meeting of Shareholders to approve the Redomiciliation, which is scheduled for June 5, 2024. If approved, the Company expects to complete the Redomiciliation at the end of June 2024.

Subject to the approval of a scheme of arrangement (the “Scheme”) by our shareholders and the Supreme Court of Bermuda, the Redomiciliation will result in New Kiniksa becoming our principal holding company. Pursuant to the Scheme, Kiniksa Bermuda’s issued and outstanding common shares will be cancelled and our shareholders will receive ordinary shares of New Kiniksa on a one-for-one basis.

We determined that Bermuda was no longer the most desirable jurisdiction for us and believe that redomiciling our principal holding company from Bermuda to a country with a more expansive tax treaty with the United States would be in the best interests of our shareholders, employees and other stakeholders. We believe that the United Kingdom is the best available option for a number of reasons, including:

●Effectively changing the place of incorporation (and tax residence, by extension) of our principal holding company to the UK will improve our position with respect to various Organization for Economic Co-operation and Development (“OECD”) withholding and other tax proposals that could adversely affect companies incorporated in jurisdictions like Bermuda;
●The UK possesses robust legal, accounting and financial industries;
●The UK, like Bermuda, is a common law jurisdiction, which we consider to be less prescriptive than many civil law jurisdictions, meaning that we believe the UK’s legal system to be more flexible, predictable, familiar and similar to Bermuda than a civil law system; and
●Changing the place of incorporation of our principal holding company to the UK will provide a continuity of legal rights for our shareholders on substantially the same grounds as they enjoy in Bermuda.

These determinations are based on a number of key assumptions and we may not realize the benefits we hope to achieve. For example, while we currently do not expect any adverse material impact on our effective tax rate, we cannot give any assurance as to what our effective tax rate will be after the Redomiciliation because of, among other things, uncertainty regarding the application of the tax laws and policies of the jurisdictions where we operate. Our actual effective tax rate may vary from this expectation, and that variance may be material. Our tax position (including our effective tax rate) could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the UK), the United States, and other jurisdictions, as well as being affected by certain changes proposed by the OECD and their action plan on Base Erosion and Profit Shifting (including the Pillar Two global minimum tax). A material increase in our effective tax rate could have an adverse effect on our business, financial condition and results of operations.

The market for the New Kiniksa class A ordinary shares may differ from the market for the Class A common shares.

As part of the Redomiciliation, we plan to list New Kiniksa’s newly issued Class A ordinary shares on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “KNSA,” the same trading symbol under which our Class A common shares currently trade. The market price, trading volume or volatility of the newly issued shares could be different from those of our currently listed shares. See “Risks Related to Ownership of Our Common Shares – The price of our Class A common shares may be volatile and fluctuate substantially, which could result in substantial losses for holders of our Class A common shares” for more information on risks related to volatility in the trading price of our listed shares.

The Redomiciliation will result in additional direct and indirect costs, even if the Redomiciliation is not completed.

We have incurred and expect to incur attorneys’ fees, accountants’ fees, filing fees, mailing expenses and financial printing expenses in connection with the Redomiciliation, even if the Scheme is not approved or completed. We also expect to incur costs and expenses, including professional fees, to comply with UK corporate and tax laws and financial reporting requirements if the Scheme is completed. The Redomiciliation has also required us to divert the attention of our management and employees from our daily operations.

In addition, the Redomiciliation will require significant additional time, effort and expense to carry out, if approved. We may incur these additional costs for some time, materially impacting our business, operating results and financial condition.

We may choose to abandon or delay the Redomiciliation.

We may abandon or delay the Redomiciliation at any time prior to the Scheme becoming effective, even after receiving approval from our shareholders and the sanction of the Supreme Court of Bermuda. While we currently expect the Redomiciliation to take place as soon as practicable after obtaining shareholder approval of the Scheme, our board of directors may delay the Redomiciliation for a significant time or may abandon the Redomiciliation after its approval because, among other reasons, of an increase in the estimated costs of the Redomiciliation or a determination by our board of directors that the Redomiciliation is no longer in the best interests of our shareholders or may not result in the benefits we expect.

As a result of increased shareholder voting requirements in the UK relative to Bermuda, we will have less flexibility with respect to our ability to issue new shares than we now have.

Under Bermuda law, our directors may issue, without shareholder approval, any authorized but unissued common shares. English law allows our shareholders to authorize the allotment of share capital which can be issued by our board of directors without shareholder approval, but this authorization must be renewed by the shareholders every five years and we cannot guarantee that this authorization will always be approved.

Additionally, subject to specified exceptions, including an opt-out included in the articles of association we plan to approve in connection with the Redomiciliation, English law grants statutory preemptive rights to existing shareholders to subscribe for new issuances of shares for cash. English law requires that this opt-out must be renewed by the shareholders at least every five years, and we cannot guarantee that the opt-out of preemptive rights will always be approved. A waiver of pre-emption rights under English law requires approval of the shareholders holding at least 75% of the voting rights in an English company. In the future, our plans may be impeded due to a lack of the flexibility that we currently enjoy in Bermuda, potentially materially affecting our business, financial condition and results of operations.

Risks Related to Our Financial Position and Capital Needs

We have a history of operating losses and may incur losses in the future.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our ability to generate product revenue sufficient to sustain our organization will depend heavily on a number of factors, including the continued commercialization of ARCALYST, the development and eventual commercialization of one or more of our current or future product candidates, if approved, and the management of our costs consistent with our current operating plan. For the three months ended March 31, 2024, our net loss was $17.7 million. As of March 31, 2024, we had an accumulated deficit of $495.7 million. Our future capital expenditures are expected to be substantial, and we may incur operating losses in the future if we encounter greater than expected expenses as we:

●conduct the Redomiciliation;
●support our sales, marketing and distribution capabilities, infrastructure and organization to commercialize ARCALYST and any product candidates for which we may obtain marketing approval;
●conduct new and ongoing research and pre-clinical and clinical development of our product candidates, including our Phase 2 clinical trial of abiprubart in RA and our planned Phase 2b clinical trial of abiprubart in Sjögren’s Disease;
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
●create additional infrastructure to support our product development and commercialization efforts; and
●experience delays or encounter issues with any of the above, including but not limited to failed trials, complex results, safety issues, regulatory challenges that require longer follow-up of existing trials, additional major trials, additional supportive trials in order to pursue marketing approval, a pandemic or other outbreak of disease or disruptions to the national or global economy.

Further, our financial results may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Corporate profitability may not be sustained in subsequent periods.

To further our operational plans, we may require substantial additional financing, which we may not be able to obtain when needed or on acceptable terms.

The development and commercialization of biopharmaceutical products is capital intensive. We are currently commercializing ARCALYST in the United States for the treatment of recurrent pericarditis, CAPS and DIRA. In addition, we are advancing our product candidates through research, preclinical and clinical development, including our Phase 2 clinical trial with abiprubart in RA and our planned Phase 2b clinical trial of abiprubart in Sjögren’s Disease.

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

Accordingly, if we are unable to fund our operations through commercial ARCALYST revenue, we may need to obtain substantial additional funding to progress our operating plans via accessing capital markets. If we are unable to raise capital when needed on acceptable terms, if at all, we may be forced to delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or commercialization efforts. We also may not be able to expand our operations or otherwise capitalize on our business opportunities or may be required to relinquish rights to our product candidates or products.

Our business is highly uncertain, and we cannot estimate with certainty the actual amounts necessary to successfully market and sell products, or complete the development, regulatory approval process and commercialization of our product candidates. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than expected, through public or private securities offerings, debt financings or other sources. Such factors that may significantly impact our funding requirements include such factors listed above, under “—Risks Related to Our Financial Position and Capital Needs – We have a history of operating losses and may incur losses in the future.” as well as:

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

In addition to commercial revenue, we may finance our cash needs through private or public securities offerings, debt financings, or other sources, including licensing, collaboration or other strategic transactions or arrangements with third parties. The terms of any financing may adversely affect the holdings or the rights of our shareholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our Class A common shares to decline.

The sale of additional equity or convertible securities would dilute all of our shareholders. To the extent we raise additional capital by issuing additional equity securities, our shareholders may experience substantial dilution. We may sell such equity securities in one or more transactions at prices and in a manner we determine from time to time under our shelf registration statement or otherwise. If we sell equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

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

We rely on a select network of third party specialty pharmacies to market and sell ARCALYST that may not meet our or our patients’ needs.

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

Even with FDA or any other regulatory authority approval of the marketing of ARCALYST or any of our other product candidates in the future (whether developed on our own or with a collaborator), prescribers, other healthcare professionals, patients, the medical community or third party payors may not accept or use ARCALYST or any of our future product candidates, or may effectively block or limit their use in the case of third party payors. While

ARCALYST has seen near-term success in the United States, it is not certain we will be able to sustain such success over the long-term. If ARCALYST or any of our other product candidates, if approved, do not achieve an adequate level of sustained acceptance, we may not generate a sufficient level of product revenue or profits from operations, if at all. Sustained market acceptance of ARCALYST in its approved indications, or any of our future products, and continued use of such products by our patients, will depend on a variety of factors, including:

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
●publications of scientific literature, consensus papers and treatment guidelines favorable to the administration of our products and product candidates and/or the positioning of the class of drugs to which each of our products and product candidates belongs; and
●other potential advantages over alternative treatment methods.

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

In the event that we cannot successfully negotiate with payors requesting price concessions in connection with a price increase or otherwise, such payors may choose to not cover our current and future products at all or may impose onerous reimbursement policies that limit patient access. We cannot assure you that current payor coverage and reimbursement policies for ARCALYST will continue. The loss of any payor, especially a large payor, or limitations on access to our drugs affecting a sizeable number of patients may materially harm our ability to generate revenue and execute on our commercial strategy. Further, as a company targeting patients with significant unmet medical need, the loss of access to our products may materially harm our targeted patient populations who cannot source adequate alternative therapies.

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

The regulations that govern regulatory approvals, pricing and reimbursement for new pharmaceutical products vary widely from country to country. In markets of some of the countries we may pursue outside of the United States, our products and product candidates, if approved, may be subject to extensive governmental price control or other price regulations. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country but then be subject to price negotiations that delay our commercial launch of the product candidate in that country, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product candidate in that country.

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

Our future growth may depend, in part, on our ability to commercialize our current and future products in markets outside of the United States either on our own or through collaborations with third parties.

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

Sales of our product candidates outside of the United States could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs. For example, the proposed BIOSECURE Act, a draft of which is in the legislative process in the U.S. Congress, would prohibit U.S. federal agencies from contracting with, or extending loans or grants to, any company with current or future commercial arrangements with a “biotechnology company of concern.” If enacted, this legislation would restrict the ability of biopharmaceutical companies that receive funding or reimbursement from U.S. federal agencies from purchasing services or products from certain Chinese biotechnology companies.

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

The development and marketing of pharmaceutical products and related arrangements with healthcare professionals, third party payors, patients, and other third parties in the healthcare industry are subject to a wide range of healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current and future products.

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
●the United States federal Health Insurance Portability and Accountability Act (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
●the United States federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act”, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to certain financial interactions with physicians (defined to include medical doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (including physician assistants and nurse practitioners), and teaching hospitals, as well as the ownership and investment interests of physicians and their immediate family members;
●The United States Federal Food, Drug and Cosmetic Act, which, among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;
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
●analogous United States state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third party payors, including private insurers; and state laws that require pharmaceutical companies to adopt certain compliance standards; restrict interactions with healthcare professionals; disclose financial interactions with healthcare professionals to the government and public; report pricing information or marketing expenditures; or register sales representatives; and
●similar healthcare laws and regulations in the European Union (the “EU”) and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare professionals, which may be applicable even if we are not commercializing a product in such jurisdictions.

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

If we do not accomplish one or more of these factors in a timely manner or at all we could experience significant delays in, or an inability to, timely or successfully commercialize our product candidates. Failure to generate sufficient revenue from the commercialization of our current and future products, whether as a result of failing to obtain regulatory approvals or unsuccessfully commercializing such products may harm our ability to continue our operations by limiting our potential commercial prospects. In such an instance, we may need to seek capital elsewhere. See “Risk Factors – Risks Related to Our Financial Position and Capital Needs – To further our operational plans, we may require substantial additional financing, which we may not be able to obtain when needed or on acceptable terms” and “Risk Factors – Risks Related to Our Financial Position and Capital Needs – Raising additional capital may cause dilution to, or impact the rights of, our shareholders, restrict our operations or require us to relinquish rights to our technologies, or product candidates or products.”

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

Not all of our clinical trials have been conducted as initially planned or completed on our initial projected schedule, and accordingly, we cannot guarantee that any of our current or future clinical trials will be conducted as initially planned or completed on our initial projected schedule, if at all. Further, even if conducted on time, a clinical trial may result in unfavorable or statistically insignificant results, leading us to abandon our pursuit of a particular indication or the development of a product candidate entirely. Clinical trials are a lengthy process that require the expenditure of significant money and human capital. Failing to achieve desired efficacy or identifying of a novel safety hazard in turn represents an inability to successfully recoup such expense via a potential commercialization of the product candidate, if approved. Sufficient inability to recoup clinical trial expenses via successful development could pose material risks to our business. See “Risk Factors – Risks Related to Product Development – If we are unable to advance our product candidates in clinical development and obtain regulatory approval, or experience significant delays in doing so, our business may be significantly harmed.”

Commencing a clinical trial is subject to acceptance by the FDA of an IND or IND amendments, acceptance by competent authorities of the EU member states of a CTA under the EU Clinical Trials Regulation (“CTR”) or acceptance by other applicable regulatory authorities, and finalizing the trial design based on discussions with the FDA, competent authorities of the EU member states or other applicable regulatory authorities. We have and may in the future receive feedback or guidance from regulatory authorities on our clinical trial design and protocols and, even after we incorporate such feedback or guidance from these regulatory authorities, such regulatory authorities may impose other requirements for our clinical trials; disagree that we have satisfied their requirements to commence our clinical trials, disagree with our interpretation of data from the relevant preclinical studies, clinical trials or chemistry, manufacturing and controls (“CMC”) data; or disagree or change their position on the acceptability of our trial designs, including the proposed dosing level or schedule, treatment duration, our definitions of the patient populations or the clinical endpoints selected. Any of the foregoing may require us to complete additional preclinical studies, clinical trials, CMC development, other studies or impose stricter approval conditions than we currently expect.

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
●difficulty in identifying and enrolling suitable participants in a particular trial, including due to competition from other companies’ clinical trials for a particular indication, which may reduce the power of a clinical trial to detect statistically significant results;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. Such changes may require us to dedicate time, resources and capital to comply and, if we are unable to do so effectively or on a timely basis, our development plans may be impacted and our business may suffer material harm.

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

Further, clinical trials by their nature utilize a sample of the potential patient population. Certain rare and severe side effects associated with our products or product candidates may only be uncovered after use by a significantly larger number of patients, including patients with different demographic characteristics than those that participated in our clinical trials. If we or others later identify undesirable side effects caused by our products or product candidates, if approved, a number of potentially significant negative consequences could result, including but not limited to:

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

From time to time, we may disclose interim data from our preclinical studies or clinical trials, which are based on an interim analysis of then-available data from ongoing studies or trials. Interim data from our preclinical studies and clinical trials are subject to the risk that one or more of the clinical observations may materially change as participant enrollment continues and more participant data become available from the particular study or trial. As a result, interim data should be viewed with caution until final data are available. Adverse differences between interim data and final data could significantly harm the development of our product candidates and our business prospects with respect thereto.

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

Before we can commercialize any of our current or future product candidates, we must obtain marketing approval from regulatory authorities. We may not be able to receive approval to market any of our current or future product candidates from regulatory authorities in our desired indications in any jurisdiction, and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. We may need to rely on third party CROs and regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish a product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the biologic manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authorities, who may deny approval based on the results of such submissions and inspections. Our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. The FDA and other regulatory authorities have substantial discretion in the approval process, including determining when or whether regulatory approval will be obtained for a product candidate. Even if we believe the data collected from clinical trials are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority or such authorities may request additional information that may be difficult to generate or provide. Further, following approval, the FDA may conduct additional inspections and, based on the results of such inspections, deem the inspected manufacturing facilities to be deficient, suspending our ability to manufacture our product candidates until we can secure satisfactory alternative manufacturing facilities.

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
●regulatory authorities may believe that we have not sufficiently demonstrated our ability to manufacture our candidates to the requisite level of quality standards, including that such material is sufficiently comparable to material used in previous clinical trials, or they may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third party manufacturers with which we contract for clinical and commercial supplies;
●regulatory authorities may conclude that on-site inspections and data audits have not sufficiently demonstrated the quality and integrity of the clinical trial conduct and of data submitted to regulatory authorities in support of our new product approvals and marketing applications;
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

For example, although ARCALYST was approved as a biological product under a BLA for the treatment of CAPS in February 2008, and we believe it qualified for the 12 year period of exclusivity against any biosimilars, such 12 year period of exclusivity has lapsed. The FDA approved ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021. However, the 12 year exclusivity period does not attach to the approval of an sBLA, potentially creating the opportunity for biosimilar competition, subject to any Orphan Drug exclusivity under the United States Orphan Drug Act. See “Risk Factors — Risks Related to Marketing Approval and Regulatory Matters — We may seek Orphan Drug designation for our product candidates in the United States, as well as for any of our product candidates in the EU, and we may be unsuccessful, or may be unable to maintain the benefits associated with Orphan Drug designation, including the potential for market exclusivity, for any product candidate for which we obtain Orphan Drug designation.” If we obtain FDA approval for any of our other biological product candidates, we expect any such product candidates to qualify for the 12 year period of exclusivity under the BPCIA. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider any such approved product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics intended to treat relatively small patient populations as Orphan Drug products, which are subject to a number of region-specific (e.g., tax credits, user fee exemptions and potential market exclusivity) rules and regulations.

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

We may seek Breakthrough Therapy or Fast Track designation for one or more of our product candidates, which, if granted, offers the potential for a rolling review of a BLA if a number of conditions are met, which would allow data to be submitted and reviewed as they become available rather than waiting for the full data package to become available to be submitted. Rolling review is often faster than the FDA’s standard review process. The FDA has broad discretion whether or not to grant Fast Track and Breakthrough Therapy designations, and even if we believe a particular product candidate is eligible for such designations, we cannot be certain that the FDA would decide to grant them. Even if we obtain such designations for one or more of our product candidates, we may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, the FDA may withdraw Fast Track or Breakthrough Therapy designations if it believes that such designations are no longer supported. Although product candidates receiving Fast Track and Breakthrough Therapy designation are generally eligible for the FDA’s priority review procedures, receiving such designations does not guarantee that the BLA for such product candidates will receive priority review.

We may seek EMA PRIME designation, a conditional MA or other designations, schemes or tools for one or more of our product candidates, which we may not receive. Such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing authorization.

We may seek EMA PRIME (Priority Medicines) designation, a conditional MA or other designations, schemes or tools for one or more of our product candidates, each of which offer incentives similar to a United States Breakthrough Therapy designation. Even if we believe one of our product candidates is eligible for PRIME, the EMA may disagree and instead determine not to make such designation. The EMA PRIME scheme or other schemes, designations, or tools, even if obtained or used for any of our product candidates may not lead to a faster development, regulatory review or approval process compared to therapies considered for approval under conventional procedures and do not assure ultimate approval. In addition, even if one or more of our product candidates is eligible to the PRIME scheme, the EMA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for review or approval will not be shortened.

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

Risks Related to Manufacturing and Our Reliance on Third Parties

We contract with third parties for manufacturing our commercial supply of ARCALYST and clinical supply for our product candidates and for certain research and other preclinical development, which is highly regulated and complex, and expect that we will continue to do so in the future. This reliance on third parties increases the risk that we may not have sufficient quantities of ARCALYST or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our research and development or commercialization efforts.

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

Regeneron and its CDMOs are the sole manufacturers of ARCALYST and will remain so until we complete the technology transfer of the manufacturing process for ARCALYST drug substance to a new CDMO. Regeneron is not obligated to accept our forecasts or purchase orders that are not in line with accepted forecasts and Regeneron may not have sufficient manufacturing capacity to meet our commercial or clinical demand for ARCALYST. Regeneron, in turn, relies upon CDMOs or other third parties to conduct fill/finish operations for ARCALYST. In the event that a particular batch of ARCALYST fails to meet specifications, whatever the cause, we are nonetheless obligated to pay for such material pursuant to the terms of the supply agreement we have with Regeneron. As a result of our reliance on Regeneron and its CDMOs as our sole manufacturers, we do not have control over their manufacturing operations and scheduling, which may impact our ability to meet commercial or clinical demand for ARCALYST. We may also be subject to unexpected costs arising from any manufacturing or supply chain disruptions, which may materially impact our business, results of operations and financial condition. Many of these risks may still be present after successful completion of the technology transfer of ARCALYST drug substance manufacturing and there is no guarantee that such technology transfer will materially diminish our ARCALYST manufacturing risk profile.

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

We have entered into certain collaboration agreements with Huadong for each of ARCALYST and mavrilimumab. Until such time as Huadong is able to manufacture these drugs, either on its own or through a third party CDMO, we are the only source of these drugs for Huadong. If our current suppliers of drug substance and drug product for ARCALYST and mavrilimumab cannot produce sufficient quantities to satisfy our needs and Huadong’s needs, then this may have an adverse impact on our and Huadong’s business and operations.

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

In March 2023, Regeneron, our sole supplier of ARCALYST drug substance, initiated a technology transfer related to the manufacturing process of ARCALYST drug substance and the analytical testing methods of ARCALYST drug substance and drug product. Since then, we have collaborated with Regeneron to qualify and contract with a new CDMO who will serve as the new manufacturer of ARCALYST drug substance and new CTLs who will serve as the new testing labs of ARCALYST drug substance and drug product.

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

The drug substance and drug product used in ARCALYST and mavrilimumab are supplied to us from single-source suppliers and we obtain the drug substance and drug product used in abiprubart from a limited number of sources. Regeneron is currently our sole source manufacturer, but with its initiation of a technology transfer of the manufacturing process for ARCALYST drug substance in March 2023, will cooperate with us to qualify a suitable replacement CDMO. For more information see “Risk Factors — Risks Related to Manufacturing and Our Reliance on Third Parties — We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to a new CDMO and the analytical testing methods of ARCALYST drug substance and drug product to new

CTLs. Such technology transfer will be subject to significant risks and uncertainties.” Our ability to continue to commercialize ARCALYST, to develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet market demand, depends in part on our ability to obtain the drug substance and drug product for ARCALYST and these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. Successful completion of a technology transfer of the manufacturing process for ARCALYST drug substance will be integral to our ability to meet such requirements. With respect to ARCALYST and mavrilimumab, we do not currently have arrangements in place for a redundant or second-source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason. With respect to abiprubart, while we anticipate having more than one source for drug substance and drug product, such sources are nonetheless limited and subject to similar risks as our other products and product candidates.

We are not certain that our suppliers will be able to meet our demand for our products and product candidates, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

The development and commercialization of new drugs and biologics is highly competitive. ARCALYST currently faces competition in its CAPS and DIRA indications and is facing potential future competition in its recurrent pericarditis indication. In addition, we expect to face competition with respect to our current and future product candidates should we seek to develop or commercialize them in the future. Competition may come from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide, each of whom may market and sell drugs or biologics or pursue the development of therapies in the fields in which we are interested. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We are not aware of any FDA-approved therapies for recurrent pericarditis, but we are aware of three programs being developed for this indication. Two of these programs are in active clinical development: one is by R-Pharm International (RPH-104), which inhibits IL-1α/IL-1β-induced signaling and is in Phase 2 development; the other is an oral cannabidiol being developed by Cardiol Therapeutics in a Phase 2 setting. The third program VTX2735, designed to inhibit the NLRP3 inflammasome, an intracellular sensor of a broad range of danger signals, that leads to the release of IL-1β and IL-18, is being developed by Ventyx Bioscience. In addition to their development program in CAPS, Ventyx has announced their intention to focus development of VTX2735 in cardiovascular indications including recurrent pericarditis.

Other drugs, while not approved for treatment of recurrent pericarditis, compete with ARCALYST in other indications. Anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, is currently approved for use in RA, CAPS and DIRA Canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation, is currently approved for use in CAPS, Tumor Necrosis Factor Receptor Associated Periodic Syndrome (TRAPS), Hyperimmunoglobulin D Syndrome (HIDS), Mevalonate Kinase Deficiency (MKD), Familial Mediterranean Fever (FMF), Still’s Disease and Systemic Juvenile Idiopathic Arthritis (SJIA). We are not aware of any active, industry sponsored development programs using canakinumab seeking a label for recurrent pericarditis.

We are also aware of several other molecules which do not directly compete with our approved indications for ARCALYST but nonetheless target IL-1α and/or IL-1β directly or indirectly. Clinical stage development programs targeting IL-1α and/or IL-1β directly or indirectly via the NLRP3 inflammasome include: Lutikizumab (Abbvie for the treatment of hidradenitis suppurativa); ZYIL-1 (by Zydus Lifesciences in amyotrophic lateral sclerosis); HT-6184 (by Halia in myelodysplastic syndromes); OLT1177 (by Olatec Therapeutics in osteoarthritis of the knee); DFV-890 (by Novartis in FCAS); Selnoflast (by Roche in ulcerative colitis); NT-0167 and NT-0796 (by NodThera, no indication announced); and Somalix and Inzomelid (by Roche, no indications announced). There are therapies which modulate IL-1α in preclinical and clinical development for diseases other than recurrent pericarditis from Johnson & Johnson and XBIOTECH USA, INC. We are not aware of any active, industry sponsored development programs for these product candidates seeking a label for recurrent pericarditis.

We are not aware of any FDA-approved therapies for Sjögren’s Disease, but we are aware of several programs being developed for this indication and which antagonize the CD40/CD154 costimulatory pathway. Novartis A.G. is developing CFZ-533, or iscalimab (anti-CD40) for subcutaneous administration for the treatment of Sjögren’s Disease and is studying other various indications in clinical development; Amgen Inc. is developing the Tn3 fusion protein, dazodalibep (anti-CD40L) in Sjögren’s Disease; Sanofi S.A./ImmuNext Inc. are developing frexilimab (anti-CD40L) for the treatment of Multiple Sclerosis, Primary Sjögren’s Disease and Systemic Lupus Erythematosus; and Bristol Myers-Squibb is developing BMS-986325 (anti-CD40) for the treatment of Primary Sjögren’s Disease. As far as we are aware, only iscalimab is designed for subcutaneous administration. Dazodalibep is designed for intravenous administration only, and frexilimab and BMS-986325 are not currently being studied in subcutaneous administration, though they do offer the potential for such a design.

Additional programs are in development that antagonize the CD40 / CD154 costimulatory pathway, though they are not currently targeting Sjögren’s Disease. Biogen, Inc. and UCB S.A. are developing dapirolizumab pegol (anti-CD40L) for the treatment of moderately to severely active Systemic Lupus Erythematosus and Eledon Pharmaceuticals, Inc. is developing AT-1501 (anti-CD40L) for use by patients undergoing kidney transplantation. Both drugs are being developed for intravenous administration only. Other programs present the potential for subcutaneous administration. Innovent Bio is developing IBI-355 (anti-CD40L, no indication announced) and H. Lundbeck A/S is developing Lu AG22515 (bi-specific, anti-CD40L & Albumin (scFv)2-Fab, no indication announced).

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

We may not be able to develop these skills internally or in sufficient time and capacity, which could require us to expend additional resources to acquire them. Due to our limited resources, certain employees have and may continue to perform activities that are beyond their regular scope of work, and we may not be able to effectively manage the development of our company, expansion of our operations or recruitment and training of qualified personnel. This may result in weaknesses of our systems and infrastructure; managerial, operational and financial mistakes; loss of business opportunities; loss of employees; and reduced productivity among remaining employees. The development of our company and expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of one or more of our product candidates. If our executive and senior management teams are unable to effectively manage our anticipated development and expansion, our expenses may increase more than expected, our ability to generate revenue could be reduced and we may not be able to implement our business strategy as planned. Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage the future development of our company and expansion of our operations.

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

We have also entered into agreements to grant to others licenses under our owned intellectual property and sublicenses under intellectual property that we license from others for those third parties to develop and commercialize ARCALYST, mavrilimumab and vixarelimab, including the Huadong Collaboration Agreements and the Genentech License Agreement. Under each of these agreements, our licensees have certain responsibilities to develop and commercialize the applicable licensed drugs, make timely milestone and royalty payments, provide to us certain information regarding their activities and indemnify us with respect to their development and commercialization activities under the terms of the agreements. Additionally, under the Genentech License Agreement, we granted Genentech the first right to file, prosecute, maintain, defend, enforce and extend the life of the patents that we own and licensed to Genentech. These collaborations may be subject to a number of risks, including those listed under “—Risks Related to Competition, Executing our Strategy and Managing Growth – We have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our products and product candidates, and any such transactions or arrangements that we enter into may not be successful or be on favorable terms, which could adversely affect our ability to develop, commercialize or attempt to realize value from our products and product candidates” above.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Current and proposed patent reform in the United States and other countries may contribute to those uncertainties and costs.

The Supreme Court of the United States has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition, future actions by the United States Congress, the United States Courts, the USPTO and relevant law-making bodies in other countries could impact our or our licensees’ ability to obtain or maintain patent protection for our or our out-licensed proprietary technology or our or their ability to enforce our or our out-licensed proprietary technology, respectively. For example, with respect to patent term adjustment, the Federal Circuit’s recent holding in In re Cellect, LLC, 81 F.4th 1216 (Fed. Cir. 2023), that obviousness-type double patent analysis for a patent that has received patent term adjustment must be based on the expiration date of the patent after the patent term adjustment has been added, may negatively impact the term of certain United States patents.

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

Depending on future actions by governmental authorities, including legislative bodies, administrative authorities and court systems, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents, or may weaken the patent rights of existing patents in certain situations or to enforce our existing patents and patents that we might obtain in the future. If such an event were to occur, our business, financial condition, results of operations and future prospects may be adversely affected.

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

We participate in governmental programs that impose extensive drug price reporting and payment obligations on pharmaceutical manufacturers, including the Medicaid Drug Rebate Program (the “MDRP”), the Federal Supply

Schedule (the “FSS) and the PHS 340B Drug Pricing Program. If we are found to have violated the requirements of such programs, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.

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

In the United States, federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare generally and drugs specifically. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “ACA”), which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs.

Beyond the ACA, there are ongoing and widespread health care reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act ("IRA") of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first list of drugs announced in 2023). The impact of the IRA on our business and the broader pharmaceutical industry remains uncertain as implementation is ongoing. These changes or other changes could affect the market conditions for our products. We expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biologic pricing, reduce the cost of prescription drugs and biologics under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs and biologics.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price constraints, restrictions on copayment assistance by pharmaceutical manufacturers, value-based pricing, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

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

Recruiting and retaining qualified corporate, scientific, clinical, regulatory, manufacturing and sales and marketing personnel is also critical to our success. The failure to recruit, or the loss of the services of our executive officers, senior management or other key employees could impede the achievement of our research, development and commercialization objectives, including with respect to our sales, marketing and distribution capabilities, infrastructure and organization to commercialize products for which we have obtained marketing approval and maintain proper regulatory oversight functions, any of which would seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers, senior management and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition of responsibilities, our business may be adversely affected. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of corporate, scientific, sales, marketing and clinical personnel from other pharmaceutical companies, universities and research institutions, as applicable. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific and clinical personnel. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

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

Each Class A common share is entitled to one vote per Class A common share and each Class B common share is entitled to ten votes per Class B common share. Our Class A1 common shares and Class B1 common shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A common shares and Class B common shares. As a result of the multi-class voting structure of our common shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our common shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of March 31, 2024, the holders of Class A common shares accounted for approximately 67% of our aggregate voting power and the holders of Class B common shares accounted for approximately 33% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A common shares and Class B common shares representing approximately 30% of our aggregate voting power as of March 31, 2024 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B common shares, Class A1 common shares or Class B1 common shares as set forth in our amended and restated bye-laws. For example, as of March 31, 2024, entities affiliated with certain members of our directors could convert their Class A1 common shares and Class B1 common shares upon 61-days’ prior written notice into Class A common shares and Class B common shares, respectively, which in the aggregate would result in such entities holding approximately 78% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 common shares and our Class B1 common shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A common shares.

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

A significant number of our Class A common shares are issuable upon conversion of our Class B, Class A1, and Class B1 common shares, subject to certain limitations on conversion. As of March 31, 2024, approximately 2.0 million Class A common shares directly held by our executive officers and directors, inclusive of Class A common shares issuable upon conversion of our Class B, Class A1, and Class B1 common shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and such rule, Rule 144. In addition, as of March 31, 2024, there were approximately 14.0 million Class A common shares subject to outstanding share options and RSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

A majority of our common shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of March 31, 2024, on an as-converted to Class A common shares basis, these shareholders collectively held approximately 33.8 million of our Class A common shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their common shares (after certain restrictions on conversion or resale lapse), the market price of our Class A common shares could decline.

Pursuant to our amended and restated investor rights agreement (our “Investors Rights Agreement”), certain shareholders are entitled to certain registration rights with respect our Class A common shares, including Class A common shares issuable upon conversions of our Class B, Class A1, and Class B1 common shares and upon the exercise of certain rights to acquire Class A common shares, or collectively registerable securities, under the Securities Act. As of March 31, 2024, on an as-converted to Class A common shares basis, we have registered approximately 31.8 million Class A common shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the Investors Rights Agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A common shares basis, approximately 1.8 million Class A common shares held by certain of our executive officers as of March 31, 2024. If any of these Class A common shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A common shares could decline.

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

Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the United Kingdom and Switzerland), the United States, Bermuda, and other jurisdictions, as well as being affected by certain changes currently proposed by the OECD and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation were to arise in the future, it could adversely impact our tax position and our effective tax rate. Further, there is no guarantee that we will entirely avoid these risks following the Redomiciliation.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1#+	Consulting Agreement by and between Kiniksa Pharmaceuticals, Ltd. and Dr. Richard Levy					*

10.2#†	Form of 2024 Performance Share Unit Grant Notice and 2024 Performance Share Unit Award Agreement					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

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

KINIKSA PHARMACEUTICALS, LTD.

Date: April 25, 2024	By:	/s/ Mark Ragosa
Mark Ragosa
Senior Vice President and Chief Financial Officer (Principal Financial Officer)