Form 10-Q
period 2024-06-30
Kiniksa Pharmaceuticals International, plc
filed 2024-07-25
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-38492

Kiniksa Pharmaceuticals International, plc

(Exact Name of Registrant as Specified in Its Charter)

England and Wales	Applied For
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

23 Old Bond Street, Floor 3

London, WIS 4PZ

England, United Kingdom

(781) 431-9100

(Address, zip code and telephone number, including area code of principal executive offices)

Kiniksa Pharmaceuticals Corp.

100 Hayden Avenue

Lexington, MA, 02421

(781) 431-9100

(Address, zip code and telephone number, including area code of agent for service)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Kiniksa Pharmaceuticals, Ltd.

Clarendon House

2 Church Street

Hamilton HM11, Bermuda

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares	KNSA	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

As of July 19, 2024, there were 71,243,712 ordinary shares outstanding in aggregate, comprised of:

40,608,972 Class A ordinary shares, nominal value $0.000273235 per share

1,795,158 Class B ordinary shares, nominal value $0.000273235 per share

12,781,964 Class A1 ordinary shares, nominal value $0.000273235 per share

16,057,618 Class B1 ordinary shares, nominal value $0.000273235 per share

Kiniksa Pharmaceuticals International, plc

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2024

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A ordinary shares. The principal risks and uncertainties affecting our business include the following:

●	we have a history of losses and to further our operational plans, we may require substantial additional financing, which we may not be able to obtain when needed or on acceptable terms;
●	we may not be able to continue to commercialize ARCALYST or be successful in commercializing any future products, which may materially impact our ability to generate revenue;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third party payors, including governmental authorities and private health insurers, provide funding, establish and maintain favorable coverage and pricing policies and set adequate reimbursement levels;
●	if we are unable to advance our product candidates in clinical development, obtain regulatory approval and pursue commercialization, or experience significant delays in doing so, our business may be materially harmed;
●	the incidence and prevalence for target patient populations of our products and product candidates have not been established with precision; if the market opportunities for our products and product candidates are smaller than we estimate, or any approval that we obtain is based on a narrower definition of our targeted patient population, our revenue and ability to achieve profitability may be materially adversely affected;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our preclinical studies and/or clinical trials, including as a result of delays in obtaining regulatory approvals to conduct clinical trials, activating sites, enrolling participants, and conducting trials, which could delay or prevent our product development activities;
●	we rely on third parties, including independent contract development and manufacturing organizations (“CDMOs”) to manufacture our commercial supply of ARCALYST and our product candidates for preclinical and clinical development; and if these third parties do not have sufficient manufacturing capacity at our desired times or otherwise fail to perform satisfactorily, including by producing insufficient supply of commercial and clinical stock to meet patient demand or clinical trial requirements, or are impacted by delays or supply shortages, our product development activities, regulatory approval, and commercialization efforts may be delayed, prevented or impaired;
●	we are conducting a technology transfer of the manufacturing process for ARCALYST drug substance from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to Samsung Biologics Co., Ltd. (“Samsung”), and the analytical testing methods of ARCALYST drug substance and drug product to new contract testing labs (“CTLs”) and the process to complete the technology transfer and qualify Samsung and the CTLs may be subject to significant risks and uncertainties;
●	we rely, and expect to continue to rely, on third parties, including independent investigators and contract research organizations (“CROs”) to activate sites, conduct or otherwise support our research activities, preclinical studies, clinical trials and other trials for our product candidates; if these third parties do not perform satisfactorily or comply with regulatory requirements, our product development activities may be delayed, prevented or impaired and our business could be substantially harmed;
●	for our products and product candidates that have been licensed or acquired from other parties, if those parties did not adequately protect and we are unable to adequately protect such products and product candidates, or to secure and maintain freedom to operate, others could preclude us from commercializing such products and product candidates, if approved, or compete against us more directly;
●	if the scope of our patent protection is not sufficiently broad or the terms of our patents are insufficient to protect our products and product candidates for an adequate amount of time, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be materially impaired;
●	we face significant competition from other biotechnology and pharmaceutical companies, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not successfully execute our growth strategy to identify, discover, develop, license or acquire additional product candidates or technologies, our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions;
●	we have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our products and product candidates; such arrangements or transactions may not be successful or on favorable terms, which could adversely affect our ability to develop, commercialize or attempt to realize value from our products and product candidates;
●	concentration of ownership of the voting power of our ordinary shares, including our Class B ordinary shares, and conversion rights of the holders of our Class A1 and Class B1 ordinary shares, which are held primarily by entities affiliated with certain of our directors, may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A ordinary shares; and
●	we have recently completed the Redomiciliation (as defined below), and are now subject to a different risk profile as a result of the laws and regulations of the new country of incorporation of our principal holding company.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$99,271	$107,954
Short-term investments	119,487	98,417
Accounts receivable, net	20,451	21,266
Inventory	34,858	31,122
Prepaid expenses and other current assets	26,954	17,538
Total current assets	301,021	276,297
Property and equipment, net	625	734
Operating lease right-of-use assets	11,779	11,931
Other long-term assets	7,904	827
Intangible asset, net	16,750	17,250
Deferred tax assets	204,349	219,283
Total assets	$542,428	$526,322

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,393	$8,246
Accrued collaboration expenses	29,943	16,939
Accrued expenses	33,374	27,728
Deferred revenue	12	307
Operating lease liabilities	2,085	2,253
Other current liabilities	11,484	8,193
Total current liabilities	84,291	63,666
Non-current liabilities:
Non-current deferred revenue	11,799	11,954
Non-current operating lease liabilities	9,317	10,005
Other long-term liabilities	1,926	1,858
Total liabilities	107,333	87,483
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A ordinary shares, nominal value of $0.000273235 per share; 40,447,538 shares and 35,781,373 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	11	10
Class B ordinary shares, nominal value of $0.000273235 per share; 1,795,158 shares issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Class A1 ordinary shares, $0.000273235 nominal value; 12,781,964 and 16,826,468 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	5
Class B1 ordinary shares, $0.000273235 nominal value; 16,057,618 shares issued and outstanding as of June 30, 2024 and December 31, 2023	4	4
Additional paid-in capital	934,767	916,763
Accumulated other comprehensive income (loss)	(130)	6
Accumulated deficit	(499,562)	(477,950)
Total shareholders’ equity	435,095	438,839
Total liabilities and shareholders’ equity	$542,428	$526,322

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$103,394	$54,495	$182,279	$97,154
License and collaboration revenue	5,237	16,978	6,210	22,664
Total revenue	108,631	71,473	188,489	119,818
Costs and operating expenses:
Cost of goods sold	12,322	7,699	22,905	14,735
Collaboration expenses	30,014	13,986	50,815	22,274
Research and development	24,017	23,767	50,351	38,939
Selling, general and administrative	42,395	29,175	81,077	58,220
Total operating expenses	108,748	74,627	205,148	134,168
Loss from operations	(117)	(3,154)	(16,659)	(14,350)
Other income	2,421	1,915	4,687	3,747
Income (loss) before income taxes	2,304	(1,239)	(11,972)	(10,603)
Benefit (provision) for income taxes	(6,212)	16,211	(9,640)	13,305
Net income (loss)	$(3,908)	$14,972	$(21,612)	$2,702
Net income (loss) per share attributable to ordinary shareholders—basic	$(0.06)	$0.21	$(0.31)	$0.04
Net income (loss) per share attributable to ordinary shareholders—diluted	$(0.06)	$0.21	$(0.31)	$0.04
Weighted average ordinary shares outstanding—basic	71,004,640	69,918,287	70,818,831	69,835,452
Weighted average ordinary shares outstanding—diluted	71,004,640	71,634,729	70,818,831	71,420,026
Comprehensive income (loss):
Net income (loss)	$(3,908)	$14,972	$(21,612)	$2,702
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	(77)	(42)	(136)	(31)
Total other comprehensive income (loss)	(77)	(42)	(136)	(31)
Total comprehensive income (loss)	$(3,985)	$14,930	$(21,748)	$2,671

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at December 31, 2023	70,460,617	$20	$916,763	$6	$(477,950)	$438,839
Issuance of Class A ordinary shares under incentive award plans	358,479	—	3,613	—	—	3,613
Share-based compensation expense	—	—	7,206	—	—	7,206
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(17,704)	(17,704)
Balances at March 31, 2024	70,819,096	$20	$927,582	$(53)	$(495,654)	$431,895
Issuance of Class A ordinary shares under incentive award plans	263,182	—	(178)	—	—	(178)
Share-based compensation expense	—	—	7,363	—	—	7,363
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(3,908)	(3,908)
Balances at June 30, 2024	71,082,278	$20	$934,767	$(130)	$(499,562)	$435,095

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2022	69,697,503	$19	$888,120	$44	$(492,034)	$396,149
Issuance of Class A ordinary shares under incentive award plans	135,576	—	90	—	—	90
Share-based compensation expense	—	—	6,115	—	—	6,115
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	11	—	11
Net loss	—	—	—	—	(12,270)	(12,270)
Balances at March 31, 2023	69,833,079	$19	$894,325	$55	$(504,304)	$390,095
Issuance of Class A ordinary shares under incentive award plans	169,584	—	158	—	—	158
Share-based compensation expense	—	—	6,473	—	—	6,473
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	(42)	—	(42)
Net income	—	—	—	—	14,972	14,972
Balances at June 30, 2023	70,002,663	$19	$900,956	$13	$(489,332)	$411,656

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(21,612)	$2,702
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	896	1,198
Share-based compensation expense	14,569	12,588
Non-cash lease expense	1,615	1,610
Amortization of premiums and accretion of discounts on short-term investments	109	(2,213)
Gain on disposal of property and equipment	(25)	—
Loss on disposal of property and equipment	1	175
Deferred income taxes	14,934	(18,367)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,517)	(1,925)
Accounts receivable, net	815	(11,990)
Inventory	(3,736)	(2,359)
Contract asset	—	7,656
Other long-term assets	(7,201)	3,178
Accounts payable	(933)	(7,251)
Accrued expenses, accrued collaboration expenses and other current liabilities	21,940	4,046
Operating lease liabilities	(2,319)	(1,814)
Deferred revenue	(449)	4,680
Other long-term liabilities	68	76
Net cash provided by (used in) operating activities	9,155	(8,010)
Cash flows from investing activities:
Proceeds from sale of property and equipment	25	—
Purchases of property and equipment	(84)	(58)
Purchases of short-term investments	(125,539)	(91,028)
Proceeds from the maturities of short-term investments	104,325	88,700
Net cash used in investing activities	(21,273)	(2,386)
Cash flows from financing activities:
Proceeds from issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	5,129	1,087
Payments in connection with Ordinary Stock tendered for employee tax obligations	(1,694)	(839)
Net cash provided by financing activities	3,435	248
Net decrease in cash and cash equivalents	(8,683)	(10,148)
Cash and cash equivalents at beginning of period	107,954	122,715
Cash and cash equivalents at end of period	$99,271	$112,567

Supplemental information:
Cash paid for income taxes	$1,510	$6,716

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$1,463	$9,416
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	178	—

The accompanying notes are an integral part of these consolidated financial statements.

1.           Nature of the Business and Basis of Presentation

Kiniksa Pharmaceuticals International, plc (the “Company” or “Kiniksa International”) is a commercial-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutic medicines for patients suffering from debilitating diseases with significant unmet medical need. The Company’s portfolio of immune-modulating assets is based on strong biologic rationale or validated mechanisms, targets a spectrum of underserved cardiovascular and autoimmune conditions and offers the potential for differentiation.

The Company is the successor issuer to Kiniksa Pharmaceuticals, Ltd. (“Kiniksa Bermuda”). On June 27, 2024, the Company and Kiniksa Bermuda completed a transaction pursuant to a Bermuda court-approved scheme of arrangement (the “Scheme”), which had been previously approved by Kiniksa Bermuda’s shareholders. Pursuant to the Scheme, the shareholders of Kiniksa Bermuda became the shareholders of the Company and the Company became the ultimate parent and holding company of the Kiniksa organization, thereby effecting a change of incorporation from Bermuda to the United Kingdom (the “Redomiciliation”). As used herein, and unless the context otherwise requires, references to the “Company” prior to the Redomiciliation shall refer to Kiniksa Pharmaceuticals, Ltd. and from and after the Redomiciliation, to Kiniksa Pharmaceuticals International, plc.

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

Principles of Consolidation

The Redomiciliation was accounted for as a change in the reporting entity between entities under common control and the historical basis of accounting was retained as if the entities had always been combined for financial reporting process. The consolidated financial statements for periods prior to the Redomiciliation are the consolidated statements of Kiniksa Bermuda as the predecessor to the Company for accounting and reporting purposes and, upon completion of the Redomiciliation, such historical consolidated financial statements became Kiniksa International’s historical consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), Primatope Therapeutics, Inc. (“Primatope”), Kiniksa Bermuda and Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”) as well as the subsidiaries of Kiniksa UK, Kiniksa Pharmaceuticals (Germany) GmbH (“Kiniksa Germany”), Kiniksa Pharmaceuticals (France) SARL (“Kiniksa France”), and Kiniksa Pharmaceuticals, GmbH (“Kiniksa Switzerland”), after elimination of all significant intercompany accounts and transactions. Where the Kiniksa Pharmaceuticals International, plc entity is referred to in its single, unconsolidated form, it is referred to as “Kiniksa International”.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations and comprehensive income (loss) or cash flows. A reclassification has been made to the Consolidated Balance Sheet for fiscal year ended December 31, 2023, to reclassify the collaboration accrued expenses to be a separate line item.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K and updated, as necessary, in this report. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024 and the results of its operations for the three and six months ended June 30, 2024 and 2023, the changes in its shareholders’ equity for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2024, the Company had an accumulated deficit of $499,562. During the six months ended June 30, 2024, the Company reported a net loss of $21,612 and had provided $9,155 cash from operating activities. As of June 30, 2024, the Company had cash, cash equivalents and short-term investments of $218,758. Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements.

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

The Company is conducting a technology transfer of ARCALYST drug substance manufacturing from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to Samsung Biologics Co., Ltd. (“Samsung”). Costs associated with the establishment of ARCALYST production at a new manufacturing site that do not meet the criteria for research and development or capitalization into inventory, including raw materials consumed, are included in cost of goods sold in the period incurred. During the three and six months ended June 30, 2024 the Company incurred $2,814 and $4,940 of expense related to the technology transfer of ARCALYST drug substance manufacturing in cost of goods sold. During the three and six months ended June 30, 2023 the Company incurred $491 of expenses related to the technology transfer of ARCALYST drug substance manufacturing in cost of goods sold.

Share-Based Compensation

The Company measures all share-based awards granted to employees and directors based on their fair value on the date of grant. The Company issues share-based awards with both service-based, performance-based and market-based vesting conditions. The Company recognizes compensation expense for awards with service and market conditions on a straight-line basis over the requisite service period. For awards that contain performance conditions, we determine the appropriate amount to expense based on the anticipated achievement of performance targets, which requires judgment, including forecasting the achievement of future specified targets. At the date performance conditions are determined to be probable of achievement, we record a cumulative expense catch-up, with remaining expense amortized over the remaining service period. Throughout the performance period, we re-assess the estimated performance and update the number of performance-based awards that we believe will ultimately vest.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the award, the risk-free interest rate and expected dividends. Prior to May 2018, the Company was a private company and, accordingly, lacks company-specific historical and implied volatility information for its shares. Therefore, it estimates its expected share price volatility based on the historical volatility of the Company and historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends on its shares and does not expect to pay any cash dividends in the foreseeable future.

The fair value of each restricted share unit award is based on the closing price of the Company’s Class A ordinary shares on the date of grant, with the exception of PSUs with market conditions, which are measured using the Monte Carlo simulation method. The Monte-Carlo valuation model requires the use of assumptions, including but not limited to the expected volatility, correlation coefficients, risk free rate, expected dividend yield and expected term.

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

	Fair Value Measurements
	as of June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$18,122	$—	$—	$18,122
Cash equivalents — U.S. Treasury notes	—	16,926	—	16,926
Short-term investments — U.S. Treasury notes	—	119,487	—	119,487
	$18,122	$136,413	$—	$154,535

	Fair Value Measurements
	as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$43,554	$—	$—	$43,554
Cash equivalents — U.S. Treasury notes	—	1,995	—	1,995
Short-term investments — U.S. Treasury notes	—	98,417	—	98,417
	$43,554	$100,412	$—	$143,966

During the six months ended June 30, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of June 30, 2024 and December 31, 2023 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
June 30, 2024
Cash equivalents — U.S. Treasury notes	$16,926	$—	$—	$—	$16,926
Short-term investments — U.S. Treasury notes	119,491	4	(8)	—	119,487
	$136,417	$4	$(8)	$—	$136,413

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2023
Cash equivalents — U.S. Treasury notes	$1,995	$—	$—	$—	$1,995
Short-term investments — U.S. Treasury notes	98,387	30	—	—	98,417
	$100,382	$30	$—	$—	$100,412

As of June 30, 2024, we consider the unrealized losses in our investment portfolio to be temporary in nature and not due to credit losses. We have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three and six months ended June 30, 2024 or 2023.

3.           Product Revenue, Net

Product revenue, net, from sales of ARCALYST was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product revenue, net	$103,394	$54,495	$182,279	$97,154

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2024:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2023	$2,022	$3,775	$341	$6,138
Current provisions relating to sales in the current year	12,316	8,280	574	21,170
Adjustments relating to prior years	(31)	(17)	836	788
Payments/returns relating to sales in the current year	(10,655)	(1,727)	—	(12,382)
Payments/returns relating to sales in the prior years	(1,957)	(3,620)	(192)	(5,769)
Balance at June 30, 2024	$1,695	$6,691	$1,559	$9,945

Total revenue-related reserves as of June 30, 2024 and December 31, 2023, included in our consolidated balance sheets, are summarized as follows:

	June 30,	December 31,
	2024	2023
Components of accounts receivable	$(486)	$(459)
Components of other current liabilities	10,431	6,597
Total revenue-related reserves	$9,945	$6,138

Primarily all of the Company’s trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider.

4.           Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$10,949	$—
Semi-finished goods	18,092	18,258
Finished goods	10,759	12,864
Total inventory	$39,800	$31,122
Balance Sheet Classification:
Inventory	$34,858	$31,122
Other long-term assets	4,942	—
Total inventory	$39,800	$31,122

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2024	2023
Furniture, fixtures and vehicles	$183	$224
Computer hardware and software	379	379
Leasehold improvements	3,931	3,931
Lab equipment	3,972	3,972
Construction in progress	178	13
Total property and equipment	8,643	8,519
Less: Accumulated depreciation	(8,018)	(7,785)
Total property and equipment, net	$625	$734

Depreciation expense was $119 and $292 during the three months ended June 30, 2024 and 2023, respectively, and $273 and $581 during the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, $110 and $122, respectively, of our property and equipment, net was in the United Kingdom.

6.           Intangible Assets

Intangible assets, net of accumulated amortization as of June 30, 2024 and December 31, 2023 are summarized in the following table.

		As of June 30, 2024			As of December 31, 2023
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$3,250	$16,750	$20,000	$2,750	$17,250

7.           Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued research and development expenses	$11,362	$7,895
Accrued employee compensation and benefits	11,489	15,954
Accrued legal, commercial and professional fees	10,412	3,553
Other	111	326
	$33,374	$27,728

8.           Share-Based Compensation

As part of the Redomiciliation, Kiniksa International assumed the sponsorship of, and all rights and obligations of Kiniksa Bermuda under Kiniksa Bermuda’s equity compensation plans, which include the 2018 Incentive Award Plan (the “2018 Plan”), 2018 Employee Share Purchase Plan (the “2018 ESPP”), and Rilonacept Long-Term Incentive Plan (“RLTIP”) which was approved under the 2018 Plan. Upon the effectiveness of the 2018 Plan, the Company ceased granting awards under its 2015 Equity Incentive Plan (as amended, the “2015 Plan” and together with the 2018 Plan, the “Plans”).

2015 Plan

As of June 30, 2024, there were 1,810,614 Class A ordinary shares reserved for issuance pursuant to outstanding awards under the 2015 Plan that were granted prior to the effectiveness of the 2018 Plan.

2018 Plan

The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2024, increased by 2,818,425 Class A ordinary shares. As of June 30, 2024, 6,030,956 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2023, the Company’s board of directors approved an increase, as of January 1, 2024, of 215,000 Class A ordinary shares under the 2018 ESPP. As of June 30, 2024, 702,707 Class A ordinary shares were available for future issuance under the 2018 ESPP.

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding as of December 31, 2023	11,599,089	$13.67
Granted	927,563	$18.42
Exercised	(378,975)	$12.22
Forfeited	(367,151)	$15.13
Outstanding as of June 30, 2024	11,780,526	$14.05
Share options exercisable as of June 30, 2024	7,914,972	$13.59
Share options unvested as of June 30, 2024	3,865,554	$14.97

As of June 30, 2024, total unrecognized compensation expense related to the unvested share option awards was $34,951 which is expected to be recognized over a weighted average remaining period of 2.46 years.

Restricted Share Units

The Company grants RSUs with service conditions (“Time-Based RSUs”) to eligible employees as part of its equity incentive compensation. The Time-Based RSUs vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued employment through such dates.

During the years ended December 31, 2020 and 2019, the Company granted the first RSU awards (“First RLTIP RSU Awards”) as part of the RLTIP to eligible employees. During the year ended December 31, 2021, the FDA Milestone (as defined in RLTIP) was achieved (the date of such achievement, the “Achievement Date”) and (1) the number of Class A ordinary shares issuable under the First RLTIP RSU Awards were determined in accordance with the RLTIP and vested in one installment in March 2022, and (2) the Company granted a second set of RSU awards to eligible employees on the Achievement Date with respect to a number of shares determined in accordance with the RLTIP, which vested in one installment in March 2023.

The following table summarizes RSU activity, including the RSUs issued under the RLTIP for the six months ended June 30, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2023	2,396,888	$14.00
Granted	492,370	$18.77
Vested	(296,202)	$12.82
Forfeited	(264,887)	$14.39
Unvested RSUs as of June 30, 2024	2,328,169	$15.21

As of June 30, 2024, total unrecognized compensation cost related to the RSU awards was $28,997 which is expected to be recognized over a weighted average remaining period of 2.75 years.

Market and Performance-Based Shares Units

In the second quarter of 2024, the Company began periodically granting performance-based restricted share units to certain employees under the 2018 Plan. The Company granted awards which are earned based upon the achievement of certain specified ARCALYST revenue targets (“Revenue PSUs”), and awards which are earned based upon the Company’s total shareholder return (“TSR”) relative to the TSR of each member of a specified peer group (“TSR PSUs” and, together with the Revenue PSUs, the “PSUs”). The PSUs are subject to a three year service period.

The following table summarizes PSU activity for the six months ended June 30, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested PSUs as of December 31, 2023	-	$-
Granted	62,914	$22.06
Forfeited	(3,777)	$22.06
Unvested PSUs as of June 30, 2024	59,137	$22.06

As of June 30, 2024, total unrecognized compensation cost related to the PSU awards was $1,535 which is expected to be recognized over a weighted average remaining period of 2.50 years.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive income (loss) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of goods sold	$353	$311	$712	$597
Research and development expenses	1,501	1,395	2,954	2,839
Selling, general and administrative expenses	5,509	4,767	10,903	9,152
	$7,363	$6,473	$14,569	$12,588

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

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license. During the year ended December 31, 2023, the Company received cash payments of $20,000 following delivery of certain drug supplies to Genentech and $15,000 following Genentech’s achievement of a development milestone related to a new indication under the Genentech License Agreement. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10,000 which the Company received in the first quarter of 2024. In the second quarter of 2024, the Company received a cash payment of $5,000 following the achievement of a development milestone related to the third indication under the Genentech License Agreement. Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $570,000 remain as of June 30, 2024. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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

The Company determined the transaction price of the Genentech License Agreement consisted of the $80,000 upfront payment and the $20,000 variable consideration related to the delivery of the initial drug supply and drug product resupply which was added to the transaction price in 2022. In 2023 and 2024, the Company added $25,000 and $5,000, respectively, to the transaction price following Genentech’s achievement of development milestones under the Genentech License Agreement.

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

The Company recognized $5,156 and $5,261 of collaboration revenue under the Genentech License Agreement during the three and six months ended June 30, 2024, respectively. As a result of the $5,000 development milestone the Company recognized revenue of $4,994 and $4,989 during the three and six months ended June 30, 2024, respectively, related to performance obligations satisfied in prior periods. As of June 30, 2024, the Company has recognized as revenue all of the transaction price associated with the Genentech License Agreement. The Company recognized $16,978 and $22,664 of collaboration revenue during three and six months ended June 30, 2023 under the Genentech License Agreement related to the license, completed portion of the Phase 2b clinical trial for vixarelimab, and materials delivered.

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

The Company recognized $189 of the upfront payment in collaboration revenue during the six months ended June 30, 2024, under the rilonacept Huadong Collaboration Agreement related to materials delivered. The Company did not recognize any revenue from the $12,000 upfront payment under the rilonacept Huadong Collaboration Agreement during the three months ended June 30, 2024. The Company did not recognize any revenue from the $12,000 upfront payment under the rilonacept Huadong Collaboration Agreement during the three and six months ended June 30, 2023. As of June 30, 2024, $12 of the transaction price is recorded in current deferred revenue and $11,799 of the transaction price is recorded in non-current deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes the Company’s contract liabilities in connection with license and collaboration agreements for the six months ended June 30, 2024:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Six Months Ended June 30, 2024
Contract Liabilities:
Genentech vixarelimab	$261	$5,000	$(5,261)	$—	$—
Huadong rilonacept	12,000	—	(189)	—	11,811
Total Contract Liabilities	$12,261	$5,000	$(5,450)	$—	$11,811

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

Under the Biogen Agreement, the Company is obligated to make payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of June 30, 2024. Additionally, the Company could be obligated to make up to an aggregate of $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the three and six months ended June 30, 2024, the Company recorded expenses of $11 and $72, respectively, related to a milestone and the annual maintenance in connection with the Biogen Agreement. During the three and six months ended June 30, 2023, the Company recorded expenses of $34, related to the annual maintenance in connection with the Biogen Agreement.

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

During the three and six months ended June 30, 2024 the Company recorded expenses of $8 and $35, respectively, in connection with the BIDMC Agreement. During the three and six months ended June 30, 2023, the Company did not record any expenses in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three and six months ended June 30, 2024, the Company recognized $29,943 and $50,066 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses. For the three and six months ended June 30, 2023, the Company recognized $13,986 and $22,274 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses.

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product. The supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three and six months ended June 30, 2024 and 2023, the Company did not incur any research and development expense related to the purchase of drug materials under the supply agreement. $28,851 and $31,122 of the Company’s inventory balance as of June 30, 2024 and December 31, 2023, respectively, related to the purchase of commercial product under the supply agreement. As of June 30, 2024, the Company had non-cancelable purchase commitments under the supply agreement (see Note 14).

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

The Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in the aggregate for the first two indications, of which $57,500 remain as of June 30, 2024. In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. In July 2020, the Company entered into an amendment to the MedImmune Agreement to establish a new coronavirus field and defer the payment of certain development and regulatory milestones as applied to the new coronavirus field. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

During the three and six months ended June 30, 2024 and 2023, the Company did not record any expenses in connection with milestone payments due under the MedImmune Agreement.

11.         Net Income (Loss) per Share

The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, Class A1 and Class B1 ordinary shares are identical, except with respect to voting, transferability and conversion (see Exhibit 4.2 to the Company’s Current Report on Form 8-K12B, filed on June 28, 2024). As the liquidation and dividend rights are identical, losses are allocated on a proportionate basis and the resulting net income (loss) per share attributed to ordinary shareholders will, therefore, be the same for both Class A and Class B ordinary shares on an individual or combined basis.

Basic and diluted net income (loss) attributable to ordinary shareholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to ordinary shareholders	$(3,908)	$14,972	$(21,612)	$2,702
Denominator:
Weighted-average shares outstanding	71,004,640	69,918,287	70,818,831	69,835,452
Effect of dilutive securities
Options to purchase ordinary shares	—	1,206,683	—	1,165,632
Unvested RSUs	—	509,759	—	418,942
Weighted-average diluted shares	71,004,640	71,634,729	70,818,831	71,420,026

Basic EPS	$(0.06)	$0.21	$(0.31)	$0.04
Diluted EPS	$(0.06)	$0.21	$(0.31)	$0.04

The Company’s unvested RSUs have been excluded from the computation of basic net loss per share attributable to ordinary shareholders.

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

For the three and six months ended June 30, 2024, the Company’s potentially dilutive securities, which include options, unvested RSUs and unvested PSUs, have been excluded from the computation of diluted net loss per share attributable to ordinary shareholders as the effect would be to reduce the EPS attributable to ordinary shareholders. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted EPS attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Share options to purchase ordinary shares	11,780,526	8,204,258	11,780,526	8,219,041
Unvested RSUs	2,328,169	255,769	2,328,169	690,695
Unvested PSUs	28,824	—	28,824	—
Total anti-dilutive shares	14,137,519	8,460,027	14,137,519	8,909,736

12.         Income Taxes

Prior to the Redomiciliation, the Company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, the Company is incorporated and principally subject to taxation in the United Kingdom. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from its losses incurred in Bermuda during the reporting periods in which it was incorporated there, and no net operating loss carryforwards will be available to the Company for those losses. Following the Redomiciliation, the Company’s income is subject to the enacted United Kingdom statutory corporate tax rate and net operating losses incurred have an indefinite carryforward. The Company’s wholly owned U.S. subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa Bermuda remains subject to taxation, if any, in Bermuda, though it is treated as a pass-through entity for income tax purposes. The Company’s wholly owned subsidiary Kiniksa UK, and Kiniksa UK’s wholly owned subsidiaries, Kiniksa Germany, Kiniksa France, and Kiniksa Switzerland are subject to taxation in their respective countries. Certain of the Company’s subsidiaries, primarily Kiniksa US, operate under cost plus arrangements.

Although Bermuda has no corporate income tax, the Company’s income tax rate for the three and six months ended June 30, 2024 was due to Kiniksa UK’s, Kiniksa UK’s Swiss branch office’s and Kiniksa US’s income subject to taxation in each of their respective countries. Income tax provision for the three and six months ended June 30, 2024 was $6,212 and $9,640, respectively. The provision for income taxes is primarily driven by income earned in the United Kingdom, Switzerland and U.S. offset in part by tax benefits from Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits.

Income tax benefit for the three and six months ended June 30, 2023 was $16,211 and $13,305, respectively. The benefit for income taxes is primarily driven by the release of the valuation allowance on the Company’s U.S. deferred tax assets. This is partially offset by provision for income taxes driven by income earned in the UK and U.S. reduced by tax benefits from FDII deduction and U.S. federal and state research and development credits.

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

The December 2023 allocation of the assets to the Swiss branch did not result in a taxable disposal for Kiniksa UK as the allocation was to a branch within the entity. The future results of Kiniksa UK’s Swiss branch office are subject to income taxes in Switzerland and the Company expects it will not be subject to tax in the United Kingdom. Kiniksa UK’s Swiss branch office received a step up in basis resulting in a Swiss deferred tax asset. The fair value of the allocated ARCALYST intellectual property assets was determined utilizing forecasted cash flows attributable to commercial operations and estimated probabilities of success of such cash flows, discounted to present value utilizing the discounted cash flow method. The fair value of the ARCALYST inventory was determined utilizing the average net selling price less estimated costs to sell.

In January 2024, Kiniksa Bermuda transferred to Kiniksa Switzerland all rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and materials owned insofar as they related exclusively or primarily to abiprubart, mavrilimumab and other preclinical assets, excluding certain rights necessary for the completion of Cohort 4 of the Company’s ongoing Phase 2 clinical trial of abiprubart in rheumatoid arthritis. In June 2024, Kiniksa UK terminated its exclusive rights to develop and commercialize mavrilimumab in the Huadong Territory, with such rights reverting to Kiniksa Switzerland. Thereafter Kiniksa Switzerland held worldwide rights to develop and commercialize mavrilimumab.

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

Manufacturing Commitments

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product (see Note 10). In June 2024, the Company entered into a Master Services Agreement and a Product Specific Agreement with Samsung as part of its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several contract development and manufacturing organizations to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of June 30, 2024, the Company had committed to minimum payments under all of these agreements totaling $180,741, of which $43,322 is due within one year.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2024 or December 31, 2023.

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

ARCALYST is an interleukin-1α and interleukin-1β cytokine trap. In 2017, we licensed ARCALYST from Regeneron, which discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear. We received FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated United States prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is commercially available across the United States through a select network of specialty pharmacies. ARCALYST is also approved in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”), including Familial Cold Autoinflammatory Syndrome (“FCAS”) and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in Deficiency of Interleukin-1 Receptor Antagonist (“DIRA”) in adults and children weighing 10 kg or more. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States, and evenly split profits on sales, as well as third party proceeds, with Regeneron.

Abiprubart is an investigational monoclonal antibody inhibitor of CD40-CD154 costimulatory interaction. In 2019, we acquired all of the outstanding securities of Primatope Therapeutics, Inc. (“Primatope”), the company that owned or controlled the intellectual property related to abiprubart. In connection with our acquisition of Primatope, we acquired an exclusive world-wide license to abiprubart from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”). The CD40-CD154 interaction is a key T-cell co-stimulatory signal critical for B-cell maturation, immunoglobulin class switching and Type 1 immune response. We believe disrupting the CD40-CD154 costimulatory interaction is an attractive approach to address multiple autoimmune disease pathologies. In December 2021, we initiated a Phase 2 clinical trial of abiprubart in rheumatoid arthritis (“RA”), which is designed to evaluate pharmacokinetics, safety and efficacy with subcutaneous administration. In January 2024, we announced topline clinical data from Cohorts 1, 2 and 3 of the trial and that the trial met its primary efficacy endpoint in Cohort 3 at the weekly dose level. In April 2024, we announced (a) topline clinical data from Cohort 4 of the RA trial and (b) our plan to initiate a Phase 2b clinical trial of abiprubart in Sjögren’s Disease in the second half of 2024. In July 2024, we announced that we had commenced enrollment in such trial.

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

On June 27, 2024, we announced the completion of the change of place of incorporation of our principal holding company from Bermuda to the United Kingdom (the “Redomiciliation”), pursuant to a scheme of arrangement approved by both the Bermuda Supreme Court and our shareholders. As used herein, and unless the context otherwise requires, references to “we”, “us”, “our” and similar words or phrases prior to the Redomiciliation shall refer to Kiniksa Pharmaceuticals, Ltd. and from and after the Redomiciliation, to Kiniksa Pharmaceuticals International, plc.

Our ability to generate product revenue sufficient to sustain our organization will depend heavily on a number of factors, including the continued commercialization of ARCALYST, the development and eventual commercialization of one or more of our current or future product candidates, if approved, and the management of our costs consistent with our current operating plan. For the three and six months ended June 30, 2024, our net loss was $3.9 million and $21.6 million, respectively. As of June 30, 2024, we had an accumulated deficit of $499.6 million.

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $218.8 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed.

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

Under the Huadong Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which included $12.0 million for the Huadong Territory license of rilonacept and $10.0 million for the Huadong Territory license of mavrilimumab. In addition, we will be eligible to receive contingent payments, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay us tiered percentage royalties on a Huadong Licensed Product-by-Huadong Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Huadong Licensed Product in the Huadong Territory, subject to certain reductions tied to rilonacept manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Huadong Licensed Product-by-Huadong Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Huadong Licensed Product in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers the applicable Huadong Licensed Product in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Huadong Licensed Product in such country or region in the Huadong Territory. We recognized the $10.0 million related to the mavrilimumab license during the year ended December 31, 2022. We have recognized $0.2 million of revenue of the $12.0 million transaction price under the rilonacept license agreement as of June 30, 2024, and will recognize the remaining revenue as materials are shipped.

We are party to a license agreement (the “Genentech License Agreement”) with Genentech, effective September 2022, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”).

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. Additionally, in 2023, we received a total of $35.0 million in additional payments from Genentech related to delivery of certain drug material to Genentech and Genentech’s achievement of a development milestone. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10.0 million, which was received in the first quarter of 2024. In the second quarter of 2024, we received $5.0 million following the achievement of a development milestone related to a third indication under the Genentech License Agreement. We will be eligible to receive up to a total of approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $570.0 million remains as of June 30, 2024. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country. As of June 30, 2024, we have recognized the $130.0 million received from Genentech under the Genentech License Agreement as revenue.

Operating Expenses

Cost of Goods Sold

Cost of goods sold includes production and distribution costs of ARCALYST, amortization of the $20.0 million payment we made to Regeneron in the first quarter of 2021 upon achievement of a regulatory milestone and other miscellaneous product costs associated with ARCALYST. Cost of goods sold also includes labor and overhead costs associated with the production of ARCALYST associated with supply chain, quality and regulatory activities, and the technology transfer of the manufacturing process for the ARCALYST drug substance.

Collaboration expenses

Collaboration expenses consist of Regeneron’s share of the profit related to ARCALYST sales under the Regeneron Agreement and the cost of products sold under collaboration agreements. We evenly split profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) our cost of goods sold for product used, sold or otherwise distributed for patient use by us; (ii) customary commercialization expenses, including the cost of our field force, and (iii) our cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits. With respect to the technology transfer of ARCALYST drug substance manufacturing from Regeneron to Samsung, to the extent permitted by the Regeneron Agreement, the fully-burdened costs of each of us and Regeneron incurred in performing such technology transfer shall also be deducted from net sales of ARCALYST to determine profit. We also evenly split with Regeneron any proceeds received by us from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties.

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

Income Taxes

Prior to the Redomiciliation, our principal holding company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, our principal holding company is incorporated and principally subject to taxation in the United Kingdom. Under the current laws of Bermuda, there is no corporate income tax levied on an exempted company’s income, resulting in an effective zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses. Our wholly owned United States subsidiaries, Kiniksa US, and Primatope are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa UK, its Swiss branch office, and Kiniksa UK’s wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals, GmbH (“Kiniksa Switzerland”) are subject to taxation in their respective countries.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	Change

	(in thousands)

Revenue:
Product revenue, net	$103,394	$54,495	$48,899
License and collaboration revenue	5,237	16,978	(11,741)
Total revenue	108,631	71,473	37,158
Costs and Operating expenses:
Cost of goods sold	12,322	7,699	4,623
Collaboration expenses	30,014	13,986	16,028
Research and development	24,017	23,767	250
Selling, general and administrative	42,395	29,175	13,220
Total operating expenses	108,748	74,627	34,121
Loss from operations	(117)	(3,154)	3,037
Other income	2,421	1,915	506
Income (loss) before benefit (provision) for income taxes	2,304	(1,239)	3,543
Benefit (provision) for income taxes	(6,212)	16,211	(22,423)
Net Income (loss)	$(3,908)	$14,972	$(18,880)

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $103.4 million for the three months ended June 30, 2024, compared to $54.5 million for the three months ended June 30, 2023, an increase of $48.9 million. The increase in product revenue was primarily driven by an increase in patients.

License and Collaboration Revenue

We reported $5.2 million of license and collaboration revenue for the three months ended June 30, 2024, driven by the achievement of a $5.0 million development milestone related to a third indication under the Genentech License Agreement. We reported $17.0 million of license and collaboration revenue for the three months ended June 30, 2023, related to the Genentech License Agreement, primarily driven by the achievement of a $15.0 million development milestone related to a new indication under the Genentech License Agreement.

Cost of Goods Sold

We recognized cost of goods sold of $12.3 million for the three months ended June 30, 2024, compared to $7.7 million for the three months ended June 30, 2023, an increase of $4.6 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST and $2.8 million related to the technology transfer of the manufacturing process, offset by a decrease in average cost per unit resulting from favorable production variances.

Collaboration Expenses

Collaboration expenses were $30.0 million for the three months ended June 30, 2024, compared to $14.0 million for the three months ended June 30, 2023, an increase of $16.0 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST and improved profitability under the Regeneron Agreement.

Research and Development Expenses

	Three Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
Rilonacept (ARCALYST)	$597	$450	$147
Abiprubart	12,368	11,649	719
Mavrilimumab	155	308	(153)
Vixarelimab	279	2,278	(1,999)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	5,853	5,393	460
Other	4,765	3,689	1,076
Total research and development expenses	$24,017	$23,767	$250

Research and development expenses were $24.0 million for the three months ended June 30, 2024, compared to $23.8 million for the three months ended June 30, 2023, an increase of $0.3 million.

The direct costs for our abiprubart program were $12.4 million during the three months ended June 30, 2024, compared to $11.6 million during the three months ended June 30, 2023, an increase of $0.7 million. The increase in expenses incurred primarily related to the manufacturing of clinical material, continuation of cohort four of our Phase 2 trial in RA and start-up costs of our Phase 2b clinical trial in Sjögren’s Disease during the three months ended June 30, 2024, as compared to the manufacturing of clinical material, initiation cost of cohort three and continuation of the first two cohorts of our Phase 2 trial in RA incurred during the three months ended June 30, 2023.

The direct costs for our vixarelimab program were $0.3 million during the three months ended June 30, 2024, compared to $2.3 million during the three months ended June 30, 2023, a decrease of $2.0 million. The decrease in expenses was primarily related to the wind-down activities of our Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $10.6 million for the three months ended June 30, 2024, compared to $9.1 million for the three months ended June 30, 2023, an increase of $1.5 million. The increase of $1.5 million in unallocated research and development expenses was primarily due to an increase in early development activities. Personnel-related costs for the three months ended June 30, 2024 and 2023 included share-based compensation of $1.5 million and $1.4 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $42.4 million for the three months ended June 30, 2024, compared to $29.2 million for the three months ended June 30, 2023. In the second half of 2023, we expanded our ARCALYST salesforce to help drive further prescriber adoption and patient enrollments. The increase of $13.2 million was primarily due to an increase of $5.6 million in personnel-related costs, an increase in sales and marketing of $4.4 million largely attributable to the expansion of our salesforce and an increase in professional fees of $1.5 million largely attributable to the Redomiciliation. Personnel-related costs for the three months ended June 30, 2024 and 2023 included share-based compensation of $5.5 million and $4.8 million, respectively.

Other Income

Other income was $2.4 million for the three months ended June 30, 2024 compared to $1.9 million for the three months ended June 30, 2023. The increase of $0.5 million was primarily due to higher interest rates on U.S. Treasury notes.

Benefit (provision) for Income Taxes

For the three months ended June 30, 2024, we recorded an income tax provision of $6.2 million relating primarily to income earned in the United Kingdom, Switzerland and the U.S., net of the Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits (“R&D Credits”) utilized. For the three months ended June 30, 2023, we recorded an income tax benefit of $16.2 million relating primarily to the release of the valuation allowance on our U.S. deferred tax assets offset by income earned in the United Kingdom and the U.S., net of the Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits (“R&D Credits”) utilized. We expect that our reported income tax expense for future periods will be higher due to the utilization of our deferred tax assets.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
Revenue:
Product revenue, net	$182,279	$97,154	$85,125
License and collaboration revenue	6,210	22,664	(16,454)
Total revenue	188,489	119,818	68,671
Operating expenses:
Cost of goods sold	22,905	14,735	8,170
Collaboration expenses	50,815	22,274	28,541
Research and development	50,351	38,939	11,412
Selling, general and administrative	81,077	58,220	22,857
Total operating expenses	205,148	134,168	70,980
Loss from operations	(16,659)	(14,350)	(2,309)
Other income	4,687	3,747	940
Loss before benefit (provision) for income taxes	(11,972)	(10,603)	(1,369)
Benefit (provision) for income taxes	(9,640)	13,305	(22,945)
Net Income (loss)	$(21,612)	$2,702	$(24,314)

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $182.3 million for the six months ended June 30, 2024, compared to $97.2 million for the six months ended June 30, 2023, an increase of $85.1 million. The increase in product revenue was primarily driven by an increase in patients.

License and Collaboration Revenue

We reported $6.2 million of license and collaboration revenue for the six months ended June 30, 2024, primarily driven by the achievement of a $5.0 million development milestone related to a third indication under the Genentech License Agreement, $0.7 million of products sold under the Rilonacept Huadong Collaboration Agreements, and $0.2 million of deferred revenue recognized related to the delivery of such materials. We reported $22.7 million of license and collaboration revenue for the three months ended June 30, 2023, primarily driven by the achievement of a $15.0 million development milestone related to a new indication under the Genentech License Agreement.

Cost of Goods Sold

We recognized cost of goods sold of $22.9 million for the six months ended June 30, 2024, compared to $14.7 million for the six months ended June 30, 2023, an increase of $8.2 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST and $4.9 million related to the technology transfer of the manufacturing process, offset by a decrease in average cost per unit resulting from favorable production variances.

Collaboration Expenses

Collaboration expenses were $50.8 million for the six months ended June 30, 2024, compared to $22.3 million for the six months ended June 30, 2023, an increase of $28.5 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST and improved profitability under the Regeneron Agreement.

Research and Development Expenses

	Six Months Ended
	June 30,
	2024	2023	Change

	(in thousands)
Rilonacept (ARCALYST)	$710	$1,008	$(298)
Abiprubart	27,457	15,095	12,362
Mavrilimumab	378	36	342
Vixarelimab	1,033	4,325	(3,292)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	11,991	11,806	185
Other	8,782	6,669	2,113
Total research and development expenses	$50,351	$38,939	$11,412

Research and development expenses were $50.4 million for the six months ended June 30, 2024, compared to $38.9 million for the six months ended June 30, 2023, an increase of $11.4 million.

The direct costs for our abiprubart program were $27.5 million during the six months ended June 30, 2024, compared to $15.1 million during the six months ended June 30, 2023, an increase of $12.4 million. The increase in expenses incurred primarily related to the manufacturing of clinical material, continuation of cohort four of our Phase 2 trial in RA and start-up costs of our Phase 2b clinical trial in Sjögren’s Disease during the six months ended June 30, 2024, as compared to the manufacturing of clinical material, initiation cost of cohort three and continuation of the first two cohorts of our Phase 2 trial in RA incurred during the six months ended June 30, 2023.

The direct costs for our vixarelimab program were $1.0 million during the six months ended June 30, 2024, compared to $4.3 million during the six months ended June 30, 2023, a decrease of $3.3 million. The decrease in expenses was primarily related to the wind-down activities of our Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $20.8 million for the six months ended June 30, 2024, compared to $18.5 million for the six months ended June 30, 2023, an increase of $2.3 million. The increase of $2.3 million in unallocated research and development expenses was primarily due to an increase in early development activities. Personnel-related costs for the six months ended June 30, 2024 and 2023 included share-based compensation of $3.0 million and $2.8 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $81.1 million for the six months ended June 30, 2024, compared to $58.2 million for the six months ended June 30, 2023. In the second half of 2023, we expanded our ARCALYST salesforce to help drive further prescriber adoption and patient enrollments. The increase of $22.9 million was primarily due to an increase of $11.6 million in personnel-related costs, an increase in sales and marketing of $5.9 million largely attributable to the expansion of our salesforce and an increase in professional fees of $2.6 million largely attributable to the Redomiciliation. Personnel-related costs for the three months ended June 30, 2024 and 2023 included share-based compensation of $10.9 million and $9.2 million, respectively.

Other Income

Other income was $4.7 million for the six months ended June 30, 2024, compared to $3.7 million for the six months ended June 30, 2023. The increase of $0.9 million was primarily due to higher interest rates on U.S. Treasury notes.

Benefit (provision) for Income Taxes

For the six months ended June 30, 2024, we recorded an income tax provision of $9.6 million relating primarily to income earned in the United Kingdom, Switzerland and the U.S., net of the Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits (“R&D Credits”) utilized. For the six months ended June 30, 2023, we recorded an income tax benefit of $13.3 million relating primarily to the release of the valuation allowance on our U.S. deferred tax assets offset by income earned in the United Kingdom and the U.S., net of the FDII deduction and R&D Credits utilized.

Liquidity and Capital Resources

As of June 30, 2024, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $218.8 million. Net income (loss) was ($3.9) million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively. We expect to incur operating losses for the foreseeable future.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have committed to minimum payments to Regeneron of $20.3 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $14.1 million, of which $3.8 million are due within one year. In connection with our ongoing technology transfer of ARCALYST drug substance manufacturing, we have entered into a Master Services Agreement and a Product Specific Agreement with Samsung. Our commitments under such agreements, which include the purchase of raw materials and related service fees, will obligate us to minimum payments of $144.7 million, $15.8 million of which are due within one year. We have additionally entered into agreements with several CDMOs to provide the Company with preclinical and clinical trial materials for our non-ARCALYST assets, which obligate us to minimum payments of $15.7 million, $7.2 million of which are due within one year.

Under various agreements with third parties, we are entitled to receive upfront payments, milestone payments, and royalties, each based upon specified milestones. In the first quarter of 2024, following Genentech’s achievement of a development milestone in the fourth quarter of 2023 related to a second indication under the Genentech License Agreement, we received $10.0 million. In the second quarter of 2024, following Genentech’s achievement of a development milestone related to a third indication under the Genentech License Agreement, we received $5.0 million.

These agreements impact our short-term and long-term liquidity and capital needs.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$9,155	$(8,010)
Net cash used in investing activities	(21,273)	(2,386)
Net cash provided by financing activities	3,435	248
Net increase (decrease) in cash and cash equivalents	$(8,683)	$(10,148)

Operating Activities

Net cash provided by operations was $9.2 million for the six months ended June 30, 2024, compared to net cash used in operating activities of $8.0 million for the six months ended June 30, 2023. The increase in cash provided by operating activities is primarily due to an increase in net contribution from higher ARCALYST sales, offset by a decrease in cash received from licensing agreements of $5.0 million.

Investing Activities

Net cash used in investing activities was $21.3 million for the six months ended June 30, 2024, compared to net cash used in investing activities of $2.4 million for the six months ended June 30, 2023. The increase in net cash used in investing activities was driven by managing our cash and short-term investments portfolio mix.

Financing Activities

During the six months ended June 30, 2024 and 2023, net cash provided by financing activities was $3.4 million and $0.2 million, respectively, consisting of proceeds from the exercise of share options offset by payments in connection with Common Stock tendered for employee tax obligations.

Funding Requirements

We expect to incur significant expenses in connection with our ongoing and planned activities as we continue to commercialize ARCALYST and advance our current and future product candidates through preclinical and clinical development, seek regulatory approval and commercialize one or more of our current or future product candidates, if approved. We may also incur expenses in connection with collaboration, licensing or other strategic transactions. Further, we may incur expenses related to milestone, royalty and other payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates. We expect to incur expenses as we:

●support our sales, marketing and distribution capabilities, infrastructure and organization to commercialize ARCALYST and any product candidates for which we may obtain marketing approval;
●conduct new and ongoing research and pre-clinical and clinical development of our product candidates, including our Phase 2 clinical trial of abiprubart in RA and our Phase 2b clinical trial of abiprubart in Sjögren’s Disease;
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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of our company is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed. We anticipate that we may require additional capital if we choose to pursue collaboration, licensing or other strategic transactions. We expect to continue to incur significant expenses related to product manufacturing, including technology transfer costs, sales, marketing and distribution of ARCALYST. In addition, if we obtain regulatory approval for any of our current or future product candidates, pursue additional indications or additional territories for our products or any of our current or future product candidates, we expect to incur significant expenses related to product development and manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements may be impacted by a number of factors, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report.

In addition to product revenue, we may also finance our cash needs through a combination of public or private equity offerings, debt financings, or other sources, including, licensing, collaboration, marketing, distribution or other strategic transactions or arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect our shareholders’ rights as a ordinary shareholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the three months ended June 30, 2024 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of the Annual Report.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.Risk Factors.

You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our unaudited consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Class A ordinary shares could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Capital Needs

We have a history of operating losses and may incur losses in the future.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our ability to generate product revenue sufficient to sustain our organization will depend heavily on a number of factors, including the continued commercialization of ARCALYST, the development and eventual commercialization of one or more of our current or future product candidates, if approved, and the management of our costs consistent with our current operating plan. For the three months ended June 30, 2024, our net loss was $3.9 million. As of June 30, 2024, we had an accumulated deficit of $499.6 million. Our future capital expenditures are expected to be substantial, and we may incur operating losses in the future if we encounter greater than expected expenses as we:

●support our sales, marketing and distribution capabilities, infrastructure and organization to commercialize ARCALYST and any product candidates for which we may obtain marketing approval;
●conduct new and ongoing research and pre-clinical and clinical development of our product candidates, including our Phase 2 clinical trial of abiprubart in RA and our Phase 2b clinical trial of abiprubart in Sjögren’s Disease;
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

The development and commercialization of biopharmaceutical products is capital intensive. We are currently commercializing ARCALYST in the United States for the treatment of recurrent pericarditis, CAPS and DIRA. In addition, we are advancing our product candidates through research, preclinical and clinical development, including our Phase 2 clinical trial with abiprubart in RA and our Phase 2b clinical trial of abiprubart in Sjögren’s Disease.

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

In addition to commercial revenue, we may finance our cash needs through private or public securities offerings, debt financings, or other sources, including licensing, collaboration or other strategic transactions or arrangements with third parties. The terms of any financing may adversely affect the holdings or the rights of our shareholders and our issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our Class A ordinary shares to decline.

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

The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Obtaining funds through licensing, collaboration or other strategic transactions or arrangements with third parties may require us to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development. Raising additional capital through any of these or other means could adversely affect our business and the holdings or rights of our shareholders and may cause the market price of our Class A ordinary shares to decline.

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

Our ability to continue to commercialize ARCALYST in its approved indications or any of our future products, if any, particularly in orphan or rare disease indications, will depend in part on the availability of favorable coverage, the adequacy of reimbursement (including affordability of patient cost-sharing obligations) for ARCALYST or the future product and alternative treatments from third party payors (e.g., governmental authorities, private health insurers and other organizations). We currently enjoy largely favorable coverage and reimbursement from third party payors for ARCALYST in the approved recurrent pericarditis indication and seek to maintain such favorable coverage and reimbursement. We cannot be certain we will continue to effectively execute our coverage and reimbursement strategy in the markets we pursue, which could limit the future commercial potential of ARCALYST in the approved recurrent pericarditis indication or any of our product candidates, if approved.

Governmental authorities, private health insurers and other third party payors have attempted to control costs through a number of efforts, including by delaying the time to reimbursement, by restricting the breadth of coverage, limiting the amount of reimbursement for particular products and increasing the proportion of the cost for which the patient is responsible. There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be limited to a subset of the patient population for which the treatment is approved by the FDA or similar regulatory authorities outside the United States including health technology assessment bodies in the European Union (the “EU”) and United Kingdom, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used. Coverage and reimbursement barriers by payors may materially impact the demand for, or the price at which we can sell, ARCALYST and any product candidate for which we obtain marketing approval, if any. If coverage and reimbursement are not available, or available only at limited levels, or if such coverage will require patient out-of-pocket costs that are unacceptably high, our ability to successfully commercialize ARCALYST or any of the product candidates for which we obtain marketing approval may be adversely affected. Moreover, any coverage or reimbursement that may be obtained may be decreased or eliminated in the future. For example, in January 2023, one of the large private health insurers that currently covers ARCALYST placed ARCALYST on its exclusion list for the CAPS indication, which could create hurdles for new patients seeking coverage for their prescriptions in all indications. In addition, obtaining and maintaining favorable coverage and adequate reimbursement may require us to offer pricing concessions to third party payors.

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

We have and may continue periodically to increase the price of ARCALYST and may implement similar pricing practices for future products, if approved, and may be unable to realize commercial benefits from such price increases due to unfavorable actions that third party payors (including governmental authorities and private health insurers) may take in response. Even if price increases lie below contractual price protection clauses, payors may request price concessions in exchange for covering our products or may opt to change coverage or reimbursement policies with respect to such products. If we cannot successfully negotiate with such payors, we may be forced to provide significant price concessions or, if we fail to arrive at a satisfactory resolution, lose favorable coverage or reimbursement for patients served by such payor. In such an event, patients may have difficulty obtaining access to, or affording, such products and we may see materially negative impacts on our business operations.

Any price concessions will reduce our overall revenue generation and may impair the benefit of any price increases we may take. Price concessions that reduce our product revenue may require us to rely on potentially dilutive capital-raising efforts to fund our operations, which may impact the price of our ordinary shares. Even comparatively small discounts, if aggregated across payors, may cause materially lower revenue generation in the long-term, which may offset the increased revenue we hoped to realize through a price increase.

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

Evolving health policy and associated legislative changes related to coverage and reimbursement aimed at lowering healthcare expenditures could impact the commercialization of our product candidates. Pharmaceutical pricing has been, and likely will continue to be, a central component of these efforts.

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

We may also be subject to burdensome pricing requirements. See “Risk Factors – Risks Related to Commercialization –Evolving health policy and associated legislative changes related to coverage and reimbursement aimed at lowering healthcare expenditures could impact the commercialization of our product candidates. Pharmaceutical pricing has been, and likely will continue to be, a central component of these efforts.”

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

If marketing approval is obtained via the accelerated approval pathway, we could be required to conduct a successful confirmatory clinical trial to confirm clinical benefit for our products. An unsuccessful confirmatory trial or failure to complete such a trial could result in the withdrawal of marketing approval. The FDA or foreign regulatory authority also may place other conditions on approvals including the requirement for a REMS or similar risk management measures, to assure the safe use of the product. If the FDA or foreign regulatory authority concludes a REMS or similar risk management measures are needed, the sponsor of the BLA or MAA must submit a proposed REMS or the similar risk management measures before it can obtain approval. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. We also will be required to report certain adverse reactions, production problems, inadequate efficacy and other issues, if any, to applicable regulatory authorities on an ongoing basis. In addition, the identification of new safety issues could lead to new labeling or restrictions on population or use of our products, diminishing the addressable market or sales or both. Such conditions, requirements or events may prove to be expensive and burdensome, and the reporting of such may cause the price of our Class A ordinary shares to decrease.

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
●the United States Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010 (the “Bribery Act”) and similar anti-bribery or anti-corruption laws, regulations or rules in other countries in which we operate, which prohibit companies and their representatives from paying, offering to pay, promising to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity abroad. The Bribery Act may also create liability where we fail to prevent a person associated with us from committing a bribery offense. In many countries, the healthcare professionals we interact with may meet the FCPA’s and Bribery Act’s definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls;
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
●analogous United States state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third party payors, including private insurers; and state laws that require pharmaceutical companies to adopt certain compliance standards; restrict interactions with healthcare professionals; disclose financial interactions with healthcare professionals to the government and public; report pricing information or marketing expenditures; or register sales representatives; and
●similar healthcare laws and regulations in the EU, United Kingdom and other jurisdictions, including: Directive 2001/83/EC on the Community code relating to medicinal products for human use and its national implementing legislation; the UK Human Medicines Regulations 2012; Directive 2011/83/EU on consumer rights and its national implementing legislation; and reporting requirements detailing interactions with and payments to healthcare professionals, which may be applicable even if we are not commercializing a product in such jurisdictions.

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

Each of our product candidates requires substantial preclinical or clinical development and manufacturing support as part of our product development strategy. The clinical success of our current and future product candidates depends upon several factors, including, but not limited to, the following:

●submission to and authorization to proceed with clinical trials by the FDA under investigational new drug applications (“INDs”), CTRs and clinical trial applications (“CTAs”) to applicable authorities outside of the United States for our product candidates to commence planned clinical trials or future clinical trials;
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

Furthermore, clinical trials must be conducted in accordance with the laws, rules and regulations, guidelines and other requirements of the FDA, EU national competent authorities, the EMA, the UK Medicines and Healthcare products Regulatory Agency (the “MHRA”) and other applicable regulatory authorities outside of those jurisdictions and are subject to oversight by these regulatory authorities and IRBs or ethics committees at the medical institutions where such clinical trials are conducted. Further, conducting global clinical trials, as we do for certain of our product candidates, may require that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, the EU, the United Kingdom and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials that are conducted in countries outside the United States, the EU and the United Kingdom may subject us to risks associated with the engagement of non-United States, non-EU and non-United Kingdom CROs who are unknown to the FDA, the EMA or the EU national component authorities or the MHRA and may have different standards of diagnosis, screening and medical care. Such trial sites may also incur risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States, the EU and the United Kingdom.

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

However, if the results of our clinical trials, including clinical trials evaluating our current products in new indications, or clinical trials conducted by collaboration partners, reveal an unacceptable severity and prevalence of certain side effects, the FDA or applicable regulatory authority outside of the United States may suspend or terminate our clinical trials, or not authorize us to initiate further trials. In addition, if other molecules in the same or related class being developed or commercialized by third parties show the same or similar side effects as those we observed in our trials but to a greater degree or report new previously-unreported side effects, it could have an impact on the entire class of molecules, and the applicable regulatory agency may modify, suspend, or terminate our clinical trials; not authorize further clinical trials; require post-marketing clinical trial commitments or safety monitoring (e.g., REMS); or even suspend commercialization of any products or product candidates, as applicable, that contain a molecule within such class. Further, third parties may have rights to independently develop and commercialize our current and future products and product candidates, which may increase the likelihood of adverse safety results. For example, Regeneron retains worldwide rights to develop and commercialize ARCALYST for local administration to the eye and ear and oncology, and Huadong holds rights to develop and commercialize ARCALYST and mavrilimumab in the Asia Pacific region, excluding Japan. The development of our product candidates and, if approved, commercialization of our products for new indications or new patient populations by these third parties may increase the possibility of uncovering adverse safety results not previously discovered during our own clinical development process or United States commercialization. Such effects, if uncovered by such third parties, may lead to regulatory authorities ordering us to cease further development of, deny or withdraw any approval of any of our products or product candidates, or require onerous label changes, for any or all targeted indications.

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

If the interim, preliminary, or topline data that we report differ materially from final results, or if third parties, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business prospects, operating results or financial condition. Further, announcement of preliminary, interim or top-line data by us or differences between that data and the final data could result in volatility in the price of our Class A ordinary shares.

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

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted BLA, MAA or equivalent application types, may cause delays in the approval or rejection of an application. For instance, comprehensive proposals have been made for the complete overhaul of the existing EU pharmaceutical legislation, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising eligibility for expedited pathways, etc.) was published in April 2023. The proposed revisions received a positive first reading of the European Parliament and European Council has yet to consider the legislative proposal. It is unlikely that the new law will be adopted through the EU legislative process before 2026. When adopted, the new law may have a significant impact on the biopharmaceutical industry in the long-term.

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
●the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, sBLA, MAA or other submission or to obtain regulatory approval in the United States, Europe or elsewhere;
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

We may seek a PRIME designation from the EMA, a conditional MA or other designations, schemes or tools for one or more of our product candidates, which we may not receive. Such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing authorization.

We may seek a PRIME (Priority Medicines) designation from the EMA, a conditional MA or other designations, schemes or tools for one or more of our product candidates, each of which offer incentives similar to a United States Breakthrough Therapy designation. Even if we believe one of our product candidates is eligible for PRIME, the EMA may disagree and instead determine not to make such designation. The PRIME scheme or other schemes, designations, or tools, even if obtained or used for any of our product candidates may not lead to a faster development, regulatory review or approval process compared to therapies considered for approval under conventional procedures and do not assure ultimate approval. In addition, even if one or more of our product candidates is eligible to the PRIME scheme, the EMA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for review or approval will not be shortened.

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

Our reliance increases the risk that we will have insufficient quantities of ARCALYST and our product candidates or that ARCALYST and our product candidates are not produced at an acceptable cost or quality, or not in a timely manner due to, for example, deviations in operations or manufacturing facility control, or production interruptions caused by equipment failure and an inability to source adequate replacement parts and equipment, which could delay, prevent or impair our commercialization or research and development efforts. From time to time, we have identified events in the ARCALYST manufacturing process that prevented distribution of ARCALYST material as planned, though this has yet to materially impact our ability to source sufficient ARCALYST material to cover our needs. If, in the future, we are unable to source sufficient material, we may stock out or otherwise be unable to meet patient demand for ARCALYST, adversely affecting our business, results of operations and financial condition. In addition, equipment used in the ARCALYST manufacturing process may no longer be supported by vendors in the event of equipment failure. Such equipment may also not be repaired, replaced or qualified in a timely manner. Further, reagents used for the analytical testing of ARCALYST have and may in the future become outdated, requiring qualification before new reagents may be used. These issues may be exacerbated by increased clinical or commercial demand by us or our collaboration partners, or if we decide to develop ARCALYST in one or more additional indications or in additional territories.

We may be unable to adequately address current and future issues with the ARCALYST manufacturing process, which could prevent additional material from being distributed in a timely manner or within specifications, If we are unable to source additional commercial supply of ARCALYST, if needed, we may be unable to adequately meet patient demand for ARCALYST or may be required to effect a recall, any of which would adversely affect our business, results of operations and financial condition.

Regeneron is the sole manufacturer of ARCALYST drug substance and will remain so until we complete the technology transfer of the manufacturing process for ARCALYST drug substance to Samsung. Regeneron is not obligated to accept our forecasts or purchase orders that are not in line with accepted forecasts and Regeneron may not have sufficient manufacturing capacity to meet our commercial or clinical demand for ARCALYST (including increased demand arising from our need to replace material lost to manufacturing issues). Regeneron, in turn, relies upon CDMOs or other third parties to conduct fill/finish operations for ARCALYST. In the event that a particular batch of ARCALYST fails to meet specifications, whatever the cause, we are nonetheless obligated to pay for such material pursuant to the terms of the supply agreement we have with Regeneron. As a result of our reliance on Regeneron and its CDMOs as our sole manufacturers, we do not have control over their manufacturing operations and scheduling, which may impact our ability to meet commercial or clinical demand for ARCALYST. We may also be subject to unexpected costs arising from any manufacturing or supply chain disruptions, which may materially impact our business, results of operations and financial condition. Many of these risks may still be present after successful completion of the technology transfer of ARCALYST drug substance manufacturing and there is no guarantee that such technology transfer will materially diminish our ARCALYST manufacturing risk profile.

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

If we make manufacturing or formulation changes to our products or product candidates or change manufacturers or manufacturing processes, we may be unsuccessful in producing products or product candidates comparable to existing commercial supply or those used in prior clinical trials. Therefore, we may need to conduct additional process development or additional clinical trials to bridge our prior clinical results to those resulting from the new manufacturing process or new manufacturers, which could impact the timing and subsequent success of our planned commercial supply or clinical trials. In addition, as we plan to produce clinical trial and commercial material at a CDMO, the CDMO may be required to adopt different manufacturing protocols or processes. For example, in March 2023, Regeneron formally initiated a technology transfer with respect to the manufacturing process for ARCALYST drug substance. Our replacement CDMO, Samsung, will utilize a modified manufacturing process from that used by Regeneron, which could require lengthy development, regulatory review and approval. For more information see “Risk Factors — Risks Related to Manufacturing and Our Reliance on Third Parties — We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to Samsung and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.”

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

Any performance failure on the part of our existing or future manufacturers could delay, as applicable, clinical development or marketing approval or commercialization efforts for our current and future products. If our current CDMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we may not be able to establish new agreements on acceptable terms, if at all, with such alternative manufacturers. Further, establishing a replacement manufacturer for ARCALYST or our product candidates, if required, is unlikely to be accomplished in a timely or cost-

effective manner, if at all. Furthermore, despite our efforts, we may be unable to procure a replacement supplier or do so on commercially reasonable terms, which could have a material adverse impact upon our business, results of operations and financial condition. If we or our CDMOs are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory approval, which could result in further delay.

We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to Samsung and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.

In March 2023, Regeneron, our sole supplier of ARCALYST drug substance, initiated a technology transfer related to the manufacturing process of ARCALYST drug substance and the analytical testing methods of ARCALYST drug substance and drug product. Since then, we have collaborated with Regeneron to qualify Samsung who will serve as the new manufacturer of ARCALYST drug substance and new CTLs who will serve as the new testing labs of ARCALYST drug substance and drug product. We have also contracted with Samsung to document the technology transfer and enable the commercial manufacturing of ARCALYST drug substance should the technology transfer succeed.

Pharmaceutical development, manufacture and analytical testing requires significant expertise and capital investment, and the manufacture and testing of biologics, in particular, can be complex and difficult. While we have selected Samsung as our replacement CDMO and have selected replacement CTLs, we are still in the early stages of the technology transfer process and still must determine whether Samsung and such CTLs can meet our requirements regarding production costs and yields, process controls, quality control, quality assurance, data integrity and cGMP compliance, among other factors. We would also need to source sufficient raw materials to facilitate new manufacturing and analytical testing, which may be affected by supply chain disruptions, materials shortages or an inability to negotiate satisfactory terms with suppliers. The technology transfer process is a time-consuming and difficult task that may require significant time and focus from our management and technical teams. Further, because of the complexities of this process, the technology transfer may be subject to substantial delay, which could materially harm our business and operations.

Because Samsung will be manufacturing ARCALYST drug substance at a new manufacturing site and with a potentially different manufacturing process, and such CTLs will be testing ARCALYST drug substance and drug product at new testing sites and potentially with different testing methods, we expect that the FDA will need to approve such changes before we are able to complete the technology transfer. The FDA generally requires that any replacement CDMO be able to manufacture drug substance at sufficient levels of comparability with the materials produced by the original manufacturer. We are still in the process of confirming comparability between the drug substance produced by Samsung and the drug substance produced by Regeneron. Failure to provide sufficient evidence of comparability may result in the FDA requesting a bioequivalence or pharmacokinetic study, which would delay our expected technology transfer timeline. Even if such study were to be performed, there is no guarantee that the FDA would accept our findings and approve any new facilities for the manufacture of ARCALYST drug substance.

In addition, because the Samsung manufacturing facility is located in South Korea, unlike Regeneron’s United States-based manufacturing facility, we may face new risks arising from import/export restrictions, customs proceedings, product being lost or damaged during international shipping, differing regulations, supply chain interruptions and other risks inherent to international operations. These risks, should they occur, could increase our costs and affect our ability to meet clinical and commercial demand for ARCALYST, which could materially impact our business, financial condition and results of operations.

Regeneron is contractually obligated to continue manufacturing ARCALYST drug substance for at least a portion of the time that it will take us to qualify Samsung as a replacement CDMO. During such time, Regeneron will remain subject to many of the risks described elsewhere in this “Risk Factors” section, including the risk that it is unable to manufacture sufficient quantities of ARCALYST and at sufficient quality to meet ours and our patients’ and collaborators’ needs. Further, because we expect the timeline for any successful technology transfer to extend beyond Regeneron’s contractual obligations, our ability to meet patient demand will depend significantly on whether we can secure sufficient safety stock from Regeneron, negotiate continued ARCALYST drug substance manufacture by

Regeneron beyond its contractual obligations or some combination thereof. Purchasing significant amounts of safety stock would require substantial upfront capital investment and, if the technology transfer process is delayed beyond our expectation, such safety stock may expire or be depleted before Samsung can begin manufacturing ARCALYST drug substance. Regeneron may also disagree with our forecasted safety stock requirements and manufacture less ARCALYST drug substance than we request, exposing us to risks if the technology transfer process is significantly delayed. Any arrangement that we negotiate with Regeneron to manufacture ARCALYST beyond their contractual obligations may not be on as favorable terms as our current relationship, which could materially increase our costs and as a result negatively impact our financial condition and results of operations. A failure to secure sufficient safety stock or negotiate satisfactory manufacturing terms with Regeneron could result in supply shortages for our patients and collaborators while we work to complete the technology transfer.

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

The drug substance and drug product used in ARCALYST and mavrilimumab are supplied to us from single-source suppliers and we obtain the drug substance and drug product used in abiprubart from a limited number of sources. Regeneron is currently our sole source manufacturer and will remain so until we qualify Samsung as a replacement CDMO. We expect that Samsung will be our sole source manufacturer following such qualification. For more information see “Risk Factors — Risks Related to Manufacturing and Our Reliance on Third Parties — We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to Samsung and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.” Our ability to continue to commercialize ARCALYST, to develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet market demand, depends in part on our ability to obtain the drug substance and drug product for ARCALYST and these product candidates in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. Successful completion of a technology transfer of the manufacturing process for ARCALYST drug substance will be integral to our ability to meet such requirements. With respect to ARCALYST and mavrilimumab, we do not currently have arrangements in place for a redundant or second-source supply of any such drug substance and drug product in the event any of our current suppliers of such drug substance and drug product cease their operations or stop offering us sufficient quantities of these materials for any reason. With respect to abiprubart, while we anticipate having more than one source for drug substance and drug product, such sources are nonetheless limited and subject to similar risks as our other products and product candidates.

We are not certain that our suppliers will be able to meet our demand for our products and product candidates, because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers given their manufacturing capacity constraints. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

We are not aware of any FDA-approved therapies for Sjögren’s Disease, but we are aware of several programs being developed for this indication and which antagonize the CD40/CD154 costimulatory pathway. Novartis A.G. is developing CFZ-533, or iscalimab (anti-CD40) for subcutaneous administration for the treatment of Sjögren’s Disease and is studying other various indications in clinical development; Amgen Inc. is developing the Tn3 fusion protein, dazodalibep (anti-CD40L) in Sjögren’s Disease; and Bristol Myers-Squibb is developing BMS-986325 (anti-CD40) for the treatment of Primary Sjögren’s Disease. As far as we are aware, only iscalimab is designed for subcutaneous administration. Dazodalibep is designed for intravenous administration only, and BMS-986325 is not currently being studied in subcutaneous administration, though they do offer the potential for such a design.

Additional programs are in development that antagonize the CD40 / CD154 costimulatory pathway, though they are not currently targeting Sjögren’s Disease. Sanofi S.A./ImmuNext Inc. are developing frexilimab (anti-CD40L) for the treatment of Multiple Sclerosis and Systemic Lupus Erythematosus; Biogen, Inc. and UCB S.A. are developing dapirolizumab pegol (anti-CD40L) for the treatment of moderately to severely active Systemic Lupus Erythematosus and Eledon Pharmaceuticals, Inc. is developing AT-1501 (anti-CD40L) for use by patients undergoing kidney transplantation. Both drugs are being developed for intravenous administration only. Other programs present the potential for subcutaneous administration. Innovent Bio is developing IBI-355 (anti-CD40L, no indication announced) and H. Lundbeck A/S is developing Lu AG22515 (bi-specific, anti-CD40L & Albumin (scFv)2-Fab, no indication announced).

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our products and product candidates, including ARCALYST, abiprubart and mavrilimumab. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary intellectual property position.

We acquire, in-license and file patent applications directed to our products and product candidates in an effort to establish intellectual property positions directed to their compositions of matter and manufacture as well as uses of these products and product candidates in the treatment of diseases. Our intellectual property rights include patents and patent applications that we own as well as patents and patent applications that we in-license. For example, we have a field-specific exclusive license under a license agreement with Regeneron to patent applications and patents relating to ARCALYST, an exclusive license under the MedImmune Agreement to patent applications and patents relating to mavrilimumab, and an exclusive license under our license agreement with BIDMC to patent applications and patents related to abiprubart.

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

We or our licensors have not pursued or maintained, and we or our licensees may not pursue or maintain in the future, patent protection for our products or product candidates in every country or territory in which our products or product candidates may be sold, if approved. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they will be in a form that is advantageous to us. The United States Patent and Trademark Office (the “USPTO”) international patent offices or judicial bodies may deny or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged, may be designed around or may otherwise be of insufficient scope to provide protection for our commercial products. Further, the USPTO, international trademark offices or judicial bodies may deny our trademark applications and, even if published or registered, these trademarks may not effectively protect our brand and goodwill. As with patents, trademarks also may be successfully opposed or challenged.

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

Patents may be eligible for limited patent term extension in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. Similar patent extensions exist in the EU (supplementary protection certificate) and Japan, subject to the applicable laws in those jurisdictions. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. In certain countries, the term of a patent that covers a drug product may also be eligible for patent term extension when regulatory approval is granted, provided that the legal requirements are met. We may not receive an extension if we or our licensees fail to apply within applicable deadlines or fail or are unable to apply prior to expiration of relevant patents. For example, no patent term extension was obtained in the United States following the FDA’s approval of ARCALYST for the treatment of CAPS in 2008, and the deadline for applying for such extension has passed. Accordingly, patent term extension in the United States based on the FDA’s approval of ARCALYST for CAPS, or any other indication for which the FDA may grant approval in the future, is unavailable. Further, while patent term extension was awarded for relevant patents in certain European countries following the EMA’s approval of ARCALYST for the treatment of CAPS, in 2012 the marketing authorization for CAPs was withdrawn. Patent term extensions may no longer be in effect or available, subject to the applicable laws in those countries as well as other factors, such as whether a marketing approval for ARCALYST is reissued and whether such reissuance is prior to the expiration of the patent’s natural 20-year patent term. Moreover, the length of the extension could be less than we request. In addition, the laws of other countries may not protect our rights to the same extent as the laws of the United States. If we or our licensees are unable to obtain patent term extension or the term of any such extension is less than requested, the period during which our patent rights can be enforced for that product will be shortened and competitors may obtain approval to market competing products sooner, impacting our revenue.

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

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A ordinary shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

We participate in governmental programs that impose extensive drug price reporting and payment obligations on pharmaceutical manufacturers, including the Medicaid Drug Rebate Program (the “MDRP”), the Federal Supply Schedule (the “FSS”) and the PHS 340B Drug Pricing Program. If we are found to have violated the requirements of such programs, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.

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

In the United States, the EU, the United Kingdom and other jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory initiatives and proposed changes to the healthcare system that could affect our operations.

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

Beyond the ACA, there are ongoing and widespread health care reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform was a focus of the Trump Administration and has been an ongoing focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act ("IRA") of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first list of drugs announced in 2023). The impact of the IRA on our business and the broader pharmaceutical industry remains uncertain as implementation is ongoing. These changes or other changes could affect the market conditions for our products. We expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies.

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

Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely on the EU standard contractual clauses and the United Kingdom Addendum to the EU standard contractual clauses, as applicable, to transfer personal data outside the EEA and the United Kingdom, including to the United States, with respect to both intragroup and third party transfers. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames.

Further, following the withdrawal of the United Kingdom from the EU on January 31, 2020, and the expiration of the transition period, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The United Kingdom GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

The Swiss Federal Act on Data Protection (the “DPA”) also applies to the collection and processing of personal data by companies located in Switzerland, or in certain circumstances, by companies located outside of Switzerland. The DPA may lead to an increase in our costs of compliance, risk of noncompliance and penalties for noncompliance as we potentially expand our footprint in Switzerland.

Failure or perceived failure to comply with the GDPR, the United Kingdom GDPR, the DPA and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, affect our compliance with contracts entered into with our partners and collaborators, and could have an adverse effect on our reputation, business and financial condition.

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

Recruiting and retaining qualified corporate, scientific, clinical, regulatory, manufacturing and sales and marketing personnel is also critical to our success. The failure to recruit, or the loss of the services of our executive officers, senior management or other key employees could impede the achievement of our research, development and commercialization objectives, including with respect to our sales, marketing and distribution capabilities, infrastructure and organization to commercialize products for which we have obtained marketing approval and maintain proper regulatory oversight functions, any of which would seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers, senior management and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition of responsibilities, our business may be adversely affected. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of corporate, scientific, sales, marketing and clinical personnel from other pharmaceutical companies, universities and research institutions, as applicable. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific and clinical personnel. In addition, laws and regulations may restrict our ability to attract, motivate and retain the required level of qualified personnel. For example, our business operations may rely on foreign personnel who require work permits. Any changes in immigration policies, work permit regulations, or visa requirements could adversely affect our ability to retain skilled employees. If work permits are denied, revoked, or not renewed, we may face disruptions in its operations, increased costs for hiring and training replacements, and potential delays in project execution. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

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

We are exposed to the risk that our employees, principal investigators, CROs, consultants and other third party service providers may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately.

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

Exchange rate fluctuations may materially affect our results of operations and financial condition.

Due to the international scope of our operations, our assets, earnings and cash flows are influenced by movements in exchange rates of several currencies, particularly U.S. dollars, euros, British pounds and Swiss francs. The functional currency of our organization is U.S. dollars, and the majority of our operating expenses and revenue are paid or received, respectively, in U.S. dollars. However, our parent company and many of our subsidiaries are located outside the United States and may pay certain of their expenses in their applicable foreign currency. Further, should we expand our commercial operations outside the United States, we may recognize income in one or more foreign currencies. As a result, our business and operations may be adversely affected by fluctuations in foreign exchange rates between the U.S. dollar, the euro, the British pound, the Swiss franc and other currencies. This may have an adverse impact on our reported results of operations and cash flows from period to period.

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

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ESG ratings could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital. To the extent ESG matters negatively impact our reputation, we may be affected in a number of ways, including an inability to recruit and retain personnel and a decrease in the trading price of our Class A ordinary shares.

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

Risks Related to Ownership of Our Ordinary Shares

The concentration of ownership of our Class B ordinary shares, which are held primarily by our executive officers and certain other members of our senior management, and the conversion rights of the holders of our Class A1 ordinary shares, which shares are held primarily by entities affiliated with certain of our directors, and Class B1 ordinary shares, all of which shares are held by entities affiliated with certain of our directors, means that such persons are, and such entities may in the future be, able to influence certain matters submitted to our shareholders for approval, which may have an adverse effect on the price of our Class A ordinary shares and may result in our Class A ordinary shares being undervalued.

Each Class A ordinary share is entitled to one vote per Class A ordinary share and each Class B ordinary share is entitled to ten votes per Class B ordinary share. Our Class A1 ordinary shares and Class B1 ordinary shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A ordinary shares and Class B ordinary shares. As a result of the multi-class voting structure of our ordinary shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our ordinary shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of June 30, 2024, the holders of Class A ordinary shares accounted for approximately 69% of our aggregate voting power and the holders of Class B ordinary shares accounted for approximately 31% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A ordinary shares and Class B ordinary shares representing approximately 27% of our aggregate voting power as of June 30, 2024 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B ordinary shares, Class A1 ordinary shares or Class B1 ordinary shares as set forth in our articles of association. For example, as of June 30, 2024, entities affiliated with certain members of our directors could convert their Class A1 ordinary shares and Class B1 ordinary shares upon 61-days’ prior written notice into Class A ordinary shares and Class B ordinary shares, respectively, which in the aggregate would result in such entities holding approximately 76% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 ordinary shares and our Class B1 ordinary shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A ordinary shares.

These conversion rights as well as concentrated control that limit certain shareholders’ ability to influence corporate matters may have an adverse effect on the price of our Class A ordinary shares. Holders of our Class B ordinary shares, which have ten votes per share on most matters, may have significant control over the outcome of certain matters submitted to our shareholders for approval, including the election of directors. Due to the conversion rights of the holders of our Class A1 and B1 ordinary shares, entities affiliated with certain of our directors could significantly increase their voting control of us. This concentration of control might adversely affect certain corporate actions that some of our shareholders may view as beneficial, for example, by:

●delaying, deferring or preventing a change of control of us;
●impeding a merger, consolidation, takeover or other business combination involving us; or
●discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The price of our Class A ordinary shares may be volatile and fluctuate substantially, which could result in substantial losses for holders of our Class A ordinary shares.

Our share price may be subject to change as a result of volatility in the stock market driven by events often unrelated to our operating performance. As a result of this volatility, our shareholders may not be able to sell their

Class A ordinary shares at or above the price they paid for their shares. The market price for our Class A ordinary shares may be influenced by many factors, including:

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

Market conditions are often difficult to predict and there can be no assurance as to the performance of our Class A ordinary shares or that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

If securities or industry analysts cease publishing about us or publish unfavorable research or reports about us, our business or our market, our share price and trading volume could decline.

The trading market for our Class A ordinary shares is influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the analysts or the content and opinions included in their reports. The price of our Class A ordinary shares could decline if one or more equity research analysts downgrades our shares or issues other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our Class A ordinary shares could decrease, which in turn could cause the price of our Class A ordinary shares or its trading volume to decline.

Sales of a number of our Class A ordinary shares in the public market, including Class A ordinary shares issuable upon conversion of our Class B, Class A1 and Class B1 ordinary shares, could cause the share price of our Class A ordinary shares to fall.

A significant number of our Class A ordinary shares are issuable upon conversion of our Class B, Class A1, and Class B1 ordinary shares, subject to certain limitations on conversion. As of June 30, 2024, approximately 2.0 million Class A ordinary shares directly held by our executive officers and directors, inclusive of Class A ordinary shares issuable upon conversion of our Class B, Class A1, and Class B1 ordinary shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and such rule, Rule 144. In addition, as of June 30, 2024, there were approximately 14.2 million Class A ordinary shares subject to outstanding share options and RSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

A majority of our ordinary shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of June 30, 2024, on an as-converted to Class A ordinary shares basis, these shareholders collectively held approximately 33.8 million of our Class A ordinary shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their ordinary shares (after certain restrictions on conversion or resale lapse), the market price of our Class A ordinary shares could decline.

Pursuant to our amended and restated investor rights agreement (our “Investors Rights Agreement”), certain shareholders are entitled to certain registration rights with respect our Class A ordinary shares, including Class A ordinary shares issuable upon conversions of our Class B, Class A1, and Class B1 ordinary shares and upon the exercise of certain rights to acquire Class A ordinary shares, or collectively registerable securities, under the Securities Act. As of June 30, 2024, on an as-converted to Class A ordinary shares basis, we have registered approximately 31.8 million Class A ordinary shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the Investors Rights Agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A ordinary shares basis, approximately 1.7 million Class A ordinary shares held by certain of our executive officers as of June 30, 2024. If any of these Class A ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A ordinary shares could decline.

We have anti-takeover provisions in our articles of association that may discourage a change of control.

Our articles of association contain provisions that could make it more difficult for a third party to acquire us. These provisions provide for:

●a classified board of directors with staggered three-year terms;
●directors only to be removed for a limited number of reasons;
●limitations on the acquisition of more than 30% or more of our voting rights, except through certain defined permitted acquisitions;
●our multiclass ordinary share structure, which provides our holders of Class B ordinary shares with the ability to significantly influence the outcome of matters requiring shareholder approval, even if they own less than a majority of our outstanding Class A ordinary shares; and
●restrictions on the time period in which directors may be nominated.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company and may prevent our shareholders from receiving the benefit from any premium to the market price of our Class A ordinary shares offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A ordinary shares if the provisions are viewed as discouraging takeover attempts in the future. These provisions could also discourage proxy contests, make it more difficult for our shareholders to elect directors of their choosing and cause us to take corporate actions other than those our shareholders desire.

Because we do not anticipate paying any cash dividends on our shares in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our shareholders.

We have never declared or paid cash dividends on our shares. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Additionally, the proposal to pay future dividends to shareholders will effectively be at the sole discretion of our board of directors after considering various factors our board of directors deems relevant, including our business prospects, capital requirements, financial performance and new product development. As a result, capital appreciation, if any, of our Class A ordinary shares will be the sole source of gain for our shareholders for the foreseeable future.

Risks Related to Our Jurisdiction of Incorporation and Certain Tax Risks

As a result of increased shareholder voting requirements in the United Kingdom relative to Bermuda, we will have less flexibility with respect to our ability to issue new shares.

Under Bermuda law, a company’s directors may issue, without shareholder approval, any authorized but unissued common shares. English law allows our shareholders to authorize the allotment of share capital which can be issued by our board of directors without shareholder approval, but this authorization must be renewed by the shareholders every five years and we cannot guarantee that this authorization will always be approved.

Additionally, subject to specified exceptions, including an opt-out included in our articles of association, English law grants statutory preemptive rights to existing shareholders to subscribe for new issuances of shares for cash. English law requires that this opt-out must be renewed by the shareholders at least every five years, and we cannot guarantee that the opt-out of preemptive rights will always be approved. A waiver of pre-emption rights under English law requires approval of the shareholders holding at least 75% of the voting rights in an English company. In the future, our plans may be impeded due to a lack of the flexibility that we previously enjoyed in Bermuda, potentially materially affecting our business, financial condition and results of operations.

The rights afforded to our shareholders are governed by English law. Not all rights available to shareholders under United States law will be available to holders of our ordinary shares.

Our parent company is organized under the laws of England and Wales. The rights of holders of our ordinary shares are governed by English law and our articles of association, and these may not provide the same rights as shares offered by American or Bermudan companies.

In addition, English law may be subject change in the future in ways that are disadvantageous to United States-based shareholders, which could adversely affect the rights of our investors. Rights afforded to shareholders under English law differ in certain respects from the rights of shareholders in companies incorporated in the United States or Bermuda. In particular, English law currently significantly limits the circumstances in which the shareholders of English companies may bring derivative actions (i.e., legal actions brought by a shareholder on behalf of a company against a third-party). Under English law, in most cases, only Kiniksa Pharmaceuticals International, plc may be the proper plaintiff for the purposes of maintaining proceedings in respect of wrongful acts committed against it and, generally, neither an individual shareholder, nor any group of shareholders, has any right of action in such circumstances. In addition, English law does not afford appraisal rights to dissenting shareholders in the form typically available to shareholders in an American company.

It also may be difficult to enforce foreign civil liabilities against us because of our country of incorporation. See “—United States investors may find it difficult to enforce their civil liabilities against us.”

United States investors may find it difficult to enforce their civil liabilities against us.

It may be difficult for U.S. investors to bring and/or effectively enforce suits against us outside of the United States. We are a public limited company incorporated in England and Wales. If a judgment is obtained in the U.S. courts based on civil liability provisions of the U.S. federal securities laws against us or our directors or officers, it may, depending on the jurisdiction, be difficult to enforce the judgment in the non-U.S. courts against us. Accordingly, U.S. shareholders may be forced to bring legal proceedings against us under English law and in the English courts in order to enforce any claims that they may have against us or our directors and officers. The enforceability of a U.S. judgment in the United Kingdom will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and the United Kingdom do not currently have a treaty providing for reciprocal recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Nevertheless, it may be difficult for U.S. shareholders to bring an original action in the English courts to enforce liabilities based on the U.S. federal securities laws against us.

We may become subject to unanticipated tax liabilities, including liabilities arising from the reallocation of our taxable income among our subsidiaries.

Although we are incorporated under the laws of England and Wales, we may become subject to income, withholding or other taxes in certain other jurisdictions by reason of our activities and operations, including the movement of assets to and between one or more foreign subsidiaries. It is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such tax liability, if greater than our overall effective tax rate, could materially adversely affect our results of operations.

For example, we are currently incorporated under the laws of England and Wales and have subsidiaries in the United States, the United Kingdom, Bermuda, Germany, Switzerland and France. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions subject to transfer pricing arrangements between us and such subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.

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

Changes and uncertainties in the tax system in the countries in which we have operations, could materially adversely affect our financial condition and results of operations, and reduce net returns to our shareholders.

We are unable to predict what tax reform may be proposed or enacted in the future by the United States, United Kingdom, Switzerland or the OECD or what effect such changes would have on our business and results of operations. Changes in tax rates, laws, practices, treaties, policies or regulations, or the change in interpretation thereof, could increase our effective tax rate or otherwise affect our financial position, results of operations and financial condition and/or increase the complexity, burden and cost of tax compliance.

We may be treated as a passive foreign investment company (“PFIC”) for United States federal income tax purposes. If we were to be classified a PFIC, this could result in adverse United States federal income tax consequences to United States Holders.

Although we believe that we were not a PFIC in 2023 and do not expect to become a PFIC in 2024, there can be no guarantee that we, or our subsidiaries, will not be treated as a PFIC for any taxable period. In this regard, the determination of PFIC classification is not made until after the close of the year and it depends on the amount and character of our annual income and assets, which in turn can depend on the interpretation of regulations and authorities, the application of which can be unclear. A non-United States company will generally be considered as a PFIC for any taxable year if (i) at least 75% of its gross income is passive (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we, or our subsidiaries, are classified as a PFIC in any year with respect to which a beneficial owner of our Class A ordinary shares who is (a) an individual who is a citizen of the United States, (b) a corporation organized under the laws of the United States or any state, district or territory thereof, (c) an estate taxable with income subject to United States federal income tax or (d) certain trusts (each, a “United States Holder”) owns our Class A ordinary shares, we will continue to be treated as a PFIC with respect to such United States Holder in all succeeding years during which the United States Holder owns the Class A ordinary shares, regardless of whether we continue to meet the PFIC test described above, unless we cease to be a PFIC and the United States Holder made a “qualified electing fund” election or “mark-to-market” election for (a) the first taxable year the United States Holder was treated as owning our shares while we were a PFIC or (b) for the taxable year in which we were a PFIC and the United States Holder made a “deemed sale” election or was qualified to and made a “deemed dividend” election.

If we, or our subsidiaries, are classified as a PFIC for any taxable year during which a United States Holder holds our Class A ordinary shares, certain adverse United States federal income tax consequences could apply to such United States Holder, including (i) the treatment as ordinary income of any gain realized on a disposition of our shares and distributions on our shares not being qualified dividend income, (ii) the application of a deferred interest charge on the tax on such gain and distributions, and (iii) the obligation to comply with certain reporting requirements.

If a United States Holder is treated as owning at least 10% of our shares, by vote or by value, such holder may be subject to adverse United States federal income tax consequences.

We believe we will likely be classified as a “controlled foreign corporation” (as such term is defined in the Code) for the taxable year ended December 31, 2023. Even if we were not classified as a controlled foreign corporation, certain of our non-United States subsidiaries could be treated as controlled foreign corporations because our group includes one or more United States subsidiaries. If a United States Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such United States Holder may be treated as a “United States shareholder” (as such term is defined in the Code) with respect to us (if we are classified as a controlled foreign corporation) and each controlled foreign corporation in our group (if any). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its United States taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in United States property by such controlled foreign corporation, regardless of whether such corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a United States corporation. Failure to comply with these reporting obligations or income inclusions may subject such shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s United States federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether such investor is treated as a United States shareholder with respect to us or any of our non-United States subsidiaries. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. United States Holders should consult their tax advisors regarding the potential application of these rules to any investment in our Class A ordinary shares.

We may encounter unforeseen costs following the Redomiciliation and may not realize meaningful benefits.

On June 27, 2024, we announced the completion of the Redomiciliation pursuant to a scheme of arrangement approved by both the Bermuda Supreme Court and our shareholders. As part of the Redomiciliation, all of the issued and outstanding shares of our former Bermuda parent company were cancelled and our then-shareholders received ordinary shares in our new United Kingdom parent company on a one-for-one basis. We determined that Bermuda was no longer the most desirable jurisdiction for us and believed that redomiciling our principal holding company to the United Kingdom was in the best interest of our company and shareholders for a number of reasons, including its more expansive tax treaty with the United States. However those determinations were based on a number of key assumptions and we may not realize the benefits we hope to achieve. For example, while we currently do not expect any adverse material impact on our effective tax rate, we cannot give any assurance as to what our effective tax rate will be now that we have completed the Redomiciliation because of, among other things, uncertainty regarding the application of the tax laws and policies of the jurisdictions where we operate. If facts substantially deviate from our assumptions, causing us to not realize the benefits we hope to achieve or to encounter unforeseen costs, our business, financial condition and results of operations could be materially harmed.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements

The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended or terminated by our directors and officers during the three months ended June 30, 2024:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non Rule 10b5-1	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
Sanj K. Patel	Chief Executive Officer and Chairman of the Board	Adoption	April 25, 2024	X		October 17, 2024	325,271
Eben Tessari	SVP, Chief Operating Officer	Adoption	April 29, 2024	X		December 18, 2025	715,680
Ross Moat	SVP, Chief Commercial Officer	Adoption	May 3, 2024	X		April 17, 2025	109,506
John Paolini	SVP, Chief Medical Officer	Adoption	May 16, 2024	X		October 17, 2024	112,217

(1)	A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement or as otherwise provided in the trading arrangement.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Articles of Association of Kiniksa Pharmaceuticals International, plc	8-K12B	001-38492	3.1	6/28/24

4.1	Specimen Share Certificate evidencing Class A Ordinary Shares	8-K12B	001-38492	4.1	6/28/24

4.2	Description of Kiniksa Pharmaceuticals International, plc Securities	8-K12B	001-38492	4.2	6/28/24

10.1#	Form of Indemnification Agreement for Directors	8-K12B	001-38492	10.1	6/28/24

10.2#	Form of Indemnification Agreement for Officers	8-K12B	001-38492	10.2	6/28/24

10.3#	2015 Equity Incentive Plan.	8-K12B	001-38492	10.3	6/28/24

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.4#	2018 Incentive Award Plan and forms of award agreement thereunder	8-K12B	001-38492	10.4	6/28/24

10.5#	2018 Incentive Award Plan; Subplan for UK Employees and forms of award agreement thereunder	8-K12B	001-38492	10.5	6/28/24

10.6#	2018 Incentive Award Plan forms of option grant notice and option agreement for German participants, restricted share grant notice and restricted share agreement for German participants, and restricted share unit grant notice and restricted share unit agreement for German participants	8-K12B	001-38492	10.6	6/28/24

10.7#	2018 Incentive Award Plan forms of option grant notice and option agreement for Swiss participants, restricted share grant notice and restricted share agreement for Swiss participants, and restricted share unit grant notice and restricted share unit agreement for Swiss participants	8-K12B	001-38492	10.7	6/28/24

10.8#	2018 Employee Share Purchase Plan	8-K12B	001-38492	10.8	6/28/24

10.9#	Offering document under the 2018 Employee Share Purchase Plan	8-K12B	001-38492	10.9	6/28/24

10.10#	Agreement for the Provision of Depositary Services and Custody Services, dated as of June 28, 2024, in respect of Kiniksa Pharmaceuticals International, plc A Depositary Receipts and A1 Depositary Receipts among Computershare Trust Company, N.A., Kiniksa Pharmaceuticals International, plc and Holders of A Depositary Receipts and A1 Depositary Receipts	8-K12B	001-38492	10.10	6/28/24

10.11#	Agreement for the Provision of Depositary Services and Custody Services, dated as of June 28, 2024, in respect of Kiniksa Pharmaceuticals International, plc B Depositary Receipts and B1 Depositary Receipts among Computershare Trust Company, N.A., Kiniksa Pharmaceuticals International, plc and Holders of B Depositary Receipts and B1 Depositary Receipts	8-K12B	001-38492	10.12	6/28/24

10.12†	Master Services Agreement, dated June 25, 2024, by and between Kiniksa Pharmaceuticals (UK), Ltd. and Samsung Biologics Co., Ltd.					*

10.13†	Product Specific Agreement, dated June 25, 2024, by and between Kiniksa Pharmaceuticals (UK), Ltd. and Samsung Biologics Co., Ltd.					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

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

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

Date: July 25, 2024	By:	/s/ Mark Ragosa
Mark Ragosa
Senior Vice President and Chief Financial Officer (Principal Financial Officer)