Form 10-Q
period 2024-09-30
Kiniksa Pharmaceuticals International, plc
filed 2024-10-29
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-38492

Kiniksa Pharmaceuticals International, plc

(Exact Name of Registrant as Specified in Its Charter)

England and Wales	98-1795578
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of October 25, 2024, there were 72,201,565 ordinary shares outstanding in aggregate, comprised of:

41,566,825 Class A ordinary shares, nominal value $0.000273235 per share

1,795,158 Class B ordinary shares, nominal value $0.000273235 per share

12,781,964 Class A1 ordinary shares, nominal value $0.000273235 per share

16,057,618 Class B1 ordinary shares, nominal value $0.000273235 per share

Kiniksa Pharmaceuticals International, plc

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our commercial strategy; potential value drivers; potential indications; potential market opportunities and competitive position; ongoing, planned and potential clinical trials and other studies; timing and potential impact of clinical data; future results of operations and financial position; expected timeline for our cash, cash equivalents and short-term investments; product development; prospective products and product candidates; supply of drug products at acceptable cost and quality; collaborators, license and other strategic arrangements; the expected timeline for achievement of our clinical milestones; potential marketing authorizations from the U.S. Food and Drug Administration (the “FDA”) or regulatory authorities in other jurisdictions; potential and ongoing coverage and reimbursement for our products and product candidates, if approved; clinical and commercial activities; research and development costs; timing of regulatory filings and feedback; timing and likelihood of success; and plans and objectives of management for future operations and funding requirements, are forward-looking statements.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$97,376	$107,954
Short-term investments	126,404	98,417
Accounts receivable, net	24,888	21,266
Inventory	28,680	31,122
Prepaid expenses and other current assets	33,953	17,538
Total current assets	311,301	276,297
Property and equipment, net	561	734
Operating lease right-of-use assets	11,095	11,931
Other long-term assets	7,853	827
Intangible asset, net	16,500	17,250
Deferred tax assets	207,988	219,283
Total assets	$555,298	$526,322

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,328	$8,246
Accrued collaboration expenses	29,148	16,939
Accrued expenses	40,379	27,728
Deferred revenue	—	307
Operating lease liabilities	2,031	2,253
Other current liabilities	16,069	8,193
Total current liabilities	95,955	63,666
Non-current liabilities:
Non-current deferred revenue	11,811	11,954
Non-current operating lease liabilities	8,564	10,005
Other long-term liabilities	1,962	1,858
Total liabilities	118,292	87,483
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A ordinary shares, nominal value of $0.000273235 per share; 41,523,449 shares and 35,781,373 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	11	10
Class B ordinary shares, nominal value of $0.000273235 per share; 1,795,158 shares issued and outstanding as of September 30, 2024 and December 31, 2023	1	1
Class A1 ordinary shares, $0.000273235 nominal value; 12,781,964 and 16,826,468 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	5
Class B1 ordinary shares, $0.000273235 nominal value; 16,057,618 shares issued and outstanding as of September 30, 2024 and December 31, 2023	4	4
Additional paid-in capital	949,282	916,763
Accumulated other comprehensive income (loss)	(41)	6
Accumulated deficit	(512,255)	(477,950)
Total shareholders’ equity	437,006	438,839
Total liabilities and shareholders’ equity	$555,298	$526,322

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$112,214	$64,802	$294,493	$161,956
License and collaboration revenue	—	2,244	6,210	24,908
Total revenue	112,214	67,046	300,703	186,864
Costs and operating expenses:
Cost of goods sold	20,109	9,088	43,014	23,823
Collaboration expenses	29,307	17,311	80,122	39,585
Research and development	26,057	17,106	76,408	56,045
Selling, general and administrative	46,399	34,468	127,476	92,688
Total operating expenses	121,872	77,973	327,020	212,141
Loss from operations	(9,658)	(10,927)	(26,317)	(25,277)
Other income	2,457	2,428	7,144	6,175
Loss before income taxes	(7,201)	(8,499)	(19,173)	(19,102)
Benefit (provision) for income taxes	(5,492)	(5,356)	(15,132)	7,949
Net loss	$(12,693)	$(13,855)	$(34,305)	$(11,153)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.18)	$(0.20)	$(0.48)	$(0.16)
Weighted average ordinary shares outstanding—basic and diluted	71,726,685	70,186,016	71,123,658	69,953,591
Comprehensive loss:
Net loss	$(12,693)	$(13,855)	$(34,305)	$(11,153)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	89	(14)	(47)	(45)
Total other comprehensive income (loss)	89	(14)	(47)	(45)
Total comprehensive loss	$(12,604)	$(13,869)	$(34,352)	$(11,198)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (loss)	Deficit	Equity
Balances at December 31, 2023	70,460,617	$20	$916,763	$6	$(477,950)	$438,839
Issuance of Class A ordinary shares under incentive award plans	358,479	—	3,613	—	—	3,613
Share-based compensation expense	—	—	7,206	—	—	7,206
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(17,704)	(17,704)
Balances at March 31, 2024	70,819,096	$20	$927,582	$(53)	$(495,654)	$431,895
Issuance of Class A ordinary shares under incentive award plans	263,182	—	(178)	—	—	(178)
Share-based compensation expense	—	—	7,363	—	—	7,363
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(3,908)	(3,908)
Balances at June 30, 2024	71,082,278	$20	$934,767	$(130)	$(499,562)	$435,095
Issuance of Class A ordinary shares under incentive award plans	1,075,911	—	6,689	—	—	6,689
Share-based compensation expense	—	—	7,826	—	—	7,826
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	89	—	89
Net loss	—	—	—	—	(12,693)	(12,693)
Balances at September 30, 2024	72,158,189	$20	$949,282	$(41)	$(512,255)	$437,006

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	69,697,503	$19	$888,120	$44	$(492,034)	$396,149
Issuance of Class A ordinary shares under incentive award plans	135,576	—	90	—	—	90
Share-based compensation expense	—	—	6,115	—	—	6,115
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	11	—	11
Net loss	—	—	—	—	(12,270)	(12,270)
Balances at March 31, 2023	69,833,079	$19	$894,325	$55	$(504,304)	$390,095
Issuance of Class A ordinary shares under incentive award plans	169,584	—	158	—	—	158
Share-based compensation expense	—	—	6,473	—	—	6,473
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(42)	—	(42)
Net income	—	—	—	—	14,972	14,972
Balances at June 30, 2023	70,002,663	$19	$900,956	$13	$(489,332)	$411,656
Issuance of Class A ordinary shares under incentive award plans	313,968	1	551	—	—	552
Share-based compensation expense	—	—	6,788	—	—	6,788
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(13,855)	(13,855)
Balances at September 30, 2023	70,316,631	$20	$908,295	$(1)	$(503,187)	$405,127

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(34,305)	$(11,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,295	1,801
Share-based compensation expense	22,395	19,376
Non-cash lease expense	2,369	2,317
Amortization of premiums and accretion of discounts on short-term investments	(378)	(772)
Gain on disposal of property and equipment	(25)	—
Loss on disposal of property and equipment	1	175
Deferred income taxes	11,295	(8,079)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,509)	(15,912)
Accounts receivable, net	(3,622)	9,619
Inventory	2,442	(3,984)
Contract asset	—	7,656
Other long-term assets	(7,211)	3,178
Accounts payable	(22)	(6,887)
Accrued expenses, accrued collaboration expenses and other current liabilities	32,736	11,654
Operating lease liabilities	(3,196)	(2,555)
Deferred revenue	(450)	2,436
Other long-term liabilities	104	106
Net cash provided by operating activities	6,919	8,976
Cash flows from investing activities:
Proceeds from sale of property and equipment	25	—
Purchases of property and equipment	(84)	(74)
Purchases of short-term investments	(180,020)	(144,116)
Proceeds from the maturities of short-term investments	152,458	129,527
Net cash used in investing activities	(27,621)	(14,663)
Cash flows from financing activities:
Proceeds from issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	14,530	2,744
Payments in connection with Ordinary Stock tendered for employee tax obligations	(4,406)	(1,944)
Net cash provided by financing activities	10,124	800
Net decrease in cash and cash equivalents	(10,578)	(4,887)
Cash and cash equivalents at beginning of period	107,954	122,715
Cash and cash equivalents at end of period	$97,376	$117,828

Supplemental information:
Cash paid for income taxes	$741	$6,917

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$1,533	$9,600
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	201	59

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations and comprehensive loss or cash flows. A reclassification has been made to the Consolidated Balance Sheet for fiscal year ended December 31, 2023, to reclassify the collaboration accrued expenses to be a separate line item.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s 2023 Form 10-K and updated, as necessary, in this report. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024 and the results of its operations for the three and nine months ended September 30, 2024 and 2023, the changes in its shareholders’ equity for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2024, the Company had an accumulated deficit of $512,255. During the nine months ended September 30, 2024, the Company reported a net loss of $34,305 and had provided $6,919 cash from operating activities. As of September 30, 2024, the Company had cash, cash equivalents and short-term investments of $223,780. Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements.

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

The Company is conducting a technology transfer of ARCALYST drug substance manufacturing from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to Samsung Biologics Co., Ltd. (“Samsung”). Costs associated with the establishment of ARCALYST production at a new manufacturing site that do not meet the criteria for research and development or capitalization into inventory, including raw materials consumed, are included in cost of goods sold in the period incurred. During the three and nine months ended September 30, 2024 the Company incurred $7,522 and $12,462 of expense related to the technology transfer of ARCALYST drug substance manufacturing in cost of goods sold. During the three and nine months ended September 30, 2023 the Company incurred $1,225 and $1,716 of expenses related to the technology transfer of ARCALYST drug substance manufacturing in cost of goods sold.

Share-Based Compensation

The Company measures all share-based awards granted to employees and directors based on their fair value on the date of grant. The Company issues share-based awards with both service-based, performance-based and market-based vesting conditions. The Company recognizes compensation expense for awards with service and market conditions on a straight-line basis over the requisite service period. For awards that contain performance conditions, the Company determines the appropriate amount to expense based on the anticipated achievement of performance targets, which requires judgment, including forecasting the achievement of future specified targets. At the date performance conditions are determined to be probable of achievement, the Company records a cumulative expense catch-up, with remaining expense amortized over the remaining service period. Throughout the performance period, the Company re-assess the estimated performance and update the number of performance-based awards that the Company believes will ultimately vest.

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

	Fair Value Measurements
	as of September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$48,429	$—	$—	$48,429
Short-term investments — U.S. Treasury notes	—	126,404	—	126,404
	$48,429	$126,404	$—	$174,833

	Fair Value Measurements
	as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$43,554	$—	$—	$43,554
Cash equivalents — U.S. Treasury notes	—	1,995	—	1,995
Short-term investments — U.S. Treasury notes	—	98,417	—	98,417
	$43,554	$100,412	$—	$143,966

During the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of September 30, 2024 and December 31, 2023 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
September 30, 2024
Short-term investments — U.S. Treasury notes	$126,326	$80	$(2)	$—	$126,404
	$126,326	$80	$(2)	$—	$126,404

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2023
Cash equivalents — U.S. Treasury notes	$1,995	$—	$—	$—	$1,995
Short-term investments — U.S. Treasury notes	98,387	30	—	—	98,417
	$100,382	$30	$—	$—	$100,412

As of September 30, 2024, we consider the unrealized losses in our investment portfolio to be temporary in nature and not due to credit losses. We have the ability to hold such investments until recovery of the fair value. We utilize the specific identification method in computing realized gains and losses. We had no realized gains and losses on our available-for-sale securities for the three and nine months ended September 30, 2024 or 2023.

3.           Product Revenue, Net

Product revenue, net, from sales of ARCALYST was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product revenue, net	$112,214	$64,802	$294,493	$161,956

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2024:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2023	$2,022	$3,775	$341	$6,138
Current provisions relating to sales in the current year	17,228	13,222	916	31,366
Adjustments relating to prior years	(31)	(155)	836	650
Payments/returns relating to sales in the current year	(15,849)	(4,538)	—	(20,387)
Payments/returns relating to sales in the prior years	(1,957)	(3,620)	(192)	(5,769)
Balance at September 30, 2024	$1,413	$8,684	$1,901	$11,998

Total revenue-related reserves as of September 30, 2024 and December 31, 2023, included in our consolidated balance sheets, are summarized as follows:

	September 30,	December 31,
	2024	2023
Components of accounts receivable	$(614)	$(459)
Components of other current liabilities	12,612	6,597
Total revenue-related reserves	$11,998	$6,138

Primarily all of the Company’s trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider.

4.           Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$10,159	$—
Semi-finished goods	12,143	18,258
Finished goods	11,325	12,864
Total inventory	$33,627	$31,122
Balance Sheet Classification:
Inventory	$28,680	$31,122
Other long-term assets	4,947	—
Total inventory	$33,627	$31,122

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2024	2023
Furniture, fixtures and vehicles	$183	$224
Computer hardware and software	379	379
Leasehold improvements	3,931	3,931
Lab equipment	3,995	3,972
Construction in progress	178	13
Total property and equipment	8,666	8,519
Less: Accumulated depreciation	(8,105)	(7,785)
Total property and equipment, net	$561	$734

Depreciation expense was $87 and $292 during the three months ended September 30, 2024 and 2023, respectively, and $360 and $873 during the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and December 31, 2023, $104 and $122, respectively, of our property and equipment, net was in the United Kingdom.

6.           Intangible Assets

Intangible assets, net of accumulated amortization as of September 30, 2024 and December 31, 2023 are summarized in the following table.

		As of September 30, 2024			As of December 31, 2023
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$3,500	$16,500	$20,000	$2,750	$17,250

7.           Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued research and development expenses	$14,174	$7,895
Accrued employee compensation and benefits	13,081	15,954
Accrued legal, commercial and professional fees	12,615	3,553
Other	509	326
	$40,379	$27,728

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

2015 Plan

As of September 30, 2024, there were 1,558,781 Class A ordinary shares reserved for issuance pursuant to outstanding awards under the 2015 Plan that were granted prior to the effectiveness of the 2018 Plan.

2018 Plan

The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2024, increased by 2,818,425 Class A ordinary shares. As of September 30, 2024, 5,086,871 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2023, the Company’s board of directors approved an increase, as of January 1, 2024, of 215,000 Class A ordinary shares under the 2018 ESPP. As of September 30, 2024, 671,515 Class A ordinary shares were available for future issuance under the 2018 ESPP.

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding as of December 31, 2023	11,599,089	$13.67
Granted	1,688,275	$22.08
Exercised	(1,214,398)	$11.15
Forfeited	(444,291)	$16.07
Outstanding as of September 30, 2024	11,628,675	$15.06
Share options exercisable as of September 30, 2024	7,613,209	$14.01
Share options unvested as of September 30, 2024	4,015,466	$17.06

As of September 30, 2024, total unrecognized compensation expense related to the unvested share option awards was $42,841 which is expected to be recognized over a weighted average remaining period of 2.58 years.

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

The following table summarizes RSU activity, including the RSUs issued under the RLTIP for the nine months ended September 30, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2023	2,396,888	$14.00
Granted	937,767	$22.08
Vested	(603,762)	$13.80
Forfeited	(345,616)	$14.72
Unvested RSUs as of September 30, 2024	2,385,277	$17.12

As of September 30, 2024, total unrecognized compensation cost related to the RSU awards was $36,441 which is expected to be recognized over a weighted average remaining period of 2.78 years.

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

The following table summarizes PSU activity for the nine months ended September 30, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested PSUs as of December 31, 2023	-	$-
Granted	62,914	$22.06
Forfeited	(3,777)	$22.06
Unvested PSUs as of September 30, 2024	59,137	$22.06

As of September 30, 2024, total unrecognized compensation cost related to the PSU awards was $1,522 which is expected to be recognized over a weighted average remaining period of 2.25 years.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of goods sold	$447	$493	$1,159	$1,090
Research and development expenses	1,608	1,273	4,562	4,112
Selling, general and administrative expenses	5,771	5,022	16,674	14,174
	$7,826	$6,788	$22,395	$19,376

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

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license. During the year ended December 31, 2023, the Company received cash payments of $20,000 following delivery of certain drug supplies to Genentech and $15,000 following Genentech’s achievement of a development milestone related to a new indication under the Genentech License Agreement. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10,000 which the Company received in the first quarter of 2024. In the second quarter of 2024, the Company received a cash payment of $5,000 following the achievement of a development milestone related to the third indication under the Genentech License Agreement. Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $570,000 remain as of September 30, 2024. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

Pursuant and subject to the terms of the Genentech License Agreement, Genentech has the exclusive worldwide right to conduct development and commercialization activities for Genentech Licensed Products at its sole cost. In 2024, the Company fulfilled its responsibility under the Genentech License Agreement with respect to completing its Phase 2b clinical trial assessing the efficacy, safety and tolerability of vixarelimab in reducing pruritis in prurigo nodularis.

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

The Company did not recognize any collaboration revenue under the Genentech License Agreement during the three months ended September 30, 2024. The Company recognized $5,261 of collaboration revenue under the Genentech License Agreement during the nine months ended September 30, 2024. As a result of the $5,000 development milestone the Company recognized revenue of $4,989 during the nine months ended September 30, 2024, related to performance obligations satisfied in prior periods. As of September 30, 2024, the Company has recognized as revenue all of the transaction price associated with the Genentech License Agreement. The Company recognized $2,244 and $24,908 of collaboration revenue during three and nine months ended September 30, 2023 under the Genentech License Agreement related to the license, completed portion of the Phase 2b clinical trial for vixarelimab, and materials delivered.

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

The Company recognized $189 of the upfront payment in collaboration revenue during the nine months ended September 30, 2024, under the rilonacept Huadong Collaboration Agreement related to materials delivered. The Company did not recognize any revenue from the $12,000 upfront payment under the rilonacept Huadong Collaboration Agreement during the three months ended September 30, 2024. The Company did not recognize any revenue from the $12,000 upfront payment under the rilonacept Huadong Collaboration Agreement during the three and nine months ended September 30, 2023. As of September 30, 2024, $11,811 of the transaction price is recorded in non-current deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes the Company’s contract liabilities in connection with license and collaboration agreements for the nine months ended September 30, 2024:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Nine Months Ended September 30, 2024
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

Under the Biogen Agreement, the Company is obligated to make payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of September 30, 2024. Additionally, the Company could be obligated to make up to an aggregate of $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the three and nine months ended September 30, 2024, the Company recorded expenses of $72 and $144, respectively, related to milestone payments and the annual maintenance in connection with the Biogen Agreement. During the three and nine months ended September 30, 2023, the Company recorded expense of $49 and $83, related to a milestone payment and the annual maintenance in connection with the Biogen Agreement.

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

During the three and nine months ended September 30, 2024 the Company recorded expenses of $6 and $41, respectively, in connection with the BIDMC Agreement. During the three and nine months ended September 30, 2023, the Company did not record any expenses in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three and nine months ended September 30, 2024, the Company recognized $29,152 and $79,218 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses. For the three and nine months ended September 30, 2023, the Company recognized $17,311 and $39,585 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses.

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product. The supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three and nine months ended September 30, 2024 and 2023, the Company did not incur any research and development expense related to the purchase of drug materials under the supply agreement. $23,468 and $31,122 of the Company’s inventory balance as of September 30, 2024 and December 31, 2023, respectively, related to the purchase of commercial product under the supply agreement. As of September 30, 2024, the Company had non-cancelable purchase commitments under the supply agreement (see Note 14).

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

The Company is obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in the aggregate for the first two indications, of which $57,500 remain as of September 30, 2024. In addition, the Company is obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. In July 2020, the Company entered into an amendment to the MedImmune Agreement to establish a new coronavirus field and defer the payment of certain development and regulatory milestones as applied to the new coronavirus field. The Company is obligated to make milestone payments to MedImmune of up to $85,000 upon the achievement of annual net sales thresholds up to, but excluding, $1,000,000 in annual net sales as well as additional milestone payments aggregating up to $1,100,000 upon the achievement of additional specified annual net sales thresholds starting at $1,000,000. The Company has also agreed to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the low double digit percentages and ending at twenty percent. Royalty rates are subject to reductions upon certain events.

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

During the three and nine months ended September 30, 2024 and 2023, the Company did not record any expenses in connection with milestone payments due under the MedImmune Agreement.

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

Basic and diluted net loss attributable to ordinary shareholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to ordinary shareholders	$(12,693)	$(13,855)	$(34,305)	$(11,153)
Denominator:
Weighted-average shares outstanding	71,726,685	70,186,016	71,123,658	69,953,591
Basic and diluted EPS	$(0.18)	$(0.20)	$(0.48)	$(0.16)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Share options to purchase ordinary shares	11,628,675	11,632,596	11,628,675	11,632,596
Unvested RSUs	2,385,277	2,341,205	2,385,277	2,341,205
Unvested PSUs	42,030	—	42,030	—
Total anti-dilutive shares	14,055,982	13,973,801	14,055,982	13,973,801

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

The Company’s income tax rate for the three and nine months ended September 30, 2024 is attributable to Kiniksa UK’s, Kiniksa UK’s Swiss branch office’s and Kiniksa US’s income subject to taxation in each of their respective countries. Income tax provision for the three and nine months ended September 30, 2024 is an expense of $5,492 and an expense of $15,132, respectively. The provision for income taxes is primarily driven by income earned in the United Kingdom, Switzerland and U.S. offset in part by tax benefits from Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits.

Income tax provision for the three and nine months ended September 30, 2023 was an expense of $5,356 and a benefit of $7,949, respectively. The benefit for income taxes was primarily driven by the release of the valuation allowance on the Company’s U.S. deferred tax assets. This was partially offset by provision for income taxes driven by income earned in the UK and U.S. reduced by tax benefits from FDII deduction and U.S. federal and state research and development credits.

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

The consolidated Company did not incur tax liabilities on any of these intra-entity transfers since the transferor, Kiniksa Bermuda, is exempt from income tax in Bermuda. Kiniksa UK accounted for the 2021 and 2022 intra-entity transfers as transfers of assets between related parties and received stepped up tax bases in the contributed intellectual property assets, equal to the fair value of the assets at the time of transfer. The Company recorded UK deferred tax assets as a result of these contributions, which represent the difference between the stepped-up tax bases and the book bases for financial statement purposes. At the time of the 2021 and 2022 transfers of the relevant assets, the Company recorded a valuation allowance on the full amount of the recognized deferred tax assets.

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

The consolidated Company did not incur tax liabilities on any of the January 2024 intra-entity transfers since the transferor, Kiniksa Bermuda, is exempt from income tax in Bermuda. Kiniksa Switzerland accounted for the intra-entity transfers as transfers of assets between related parties and received stepped up tax bases in the contributed intellectual property assets, equal to the fair value of the assets at the time of transfer. The fair values of the transferred assets were determined utilizing future cash flows of projected operations and estimated probabilities of success of such cash flows, discounted to present value utilizing the discounted cash flow method. The Company recorded deferred tax assets as a result of these contributions, which represent the difference between the stepped-up tax bases and the book bases for financial statement purposes. At the time of the transfers of the relevant assets, the Company recorded a valuation allowance on the full amount of the Switzerland deferred tax assets. There are no material deferred tax assets in the jurisdictions outside the United States, UK and Switzerland.

13.         Commitments and Contingencies

License Agreements

The Company entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 10).

Manufacturing Commitments

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product (see Note 10). In June 2024, the Company entered into a Master Services Agreement and a Product Specific Agreement with Samsung as part of its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several contract development and manufacturing organizations to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of September 30, 2024, the Company had committed to minimum payments under all of these agreements totaling $186,893, of which $60,731 is due within one year.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2024 or December 31, 2023.

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

ARCALYST is an interleukin-1α and interleukin-1β cytokine trap. In 2017, we licensed ARCALYST from Regeneron, which discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear. We received FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated United States prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is commercially available across the United States through a select network of specialty pharmacies. ARCALYST is also approved in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”), including Familial Cold Autoinflammatory Syndrome (“FCAS”) and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in Deficiency of Interleukin-1 Receptor Antagonist (“DIRA”) in adults and children weighing 10 kg or more. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States, and evenly split profits on sales, as well as third party proceeds, with Regeneron. In 2022, we granted exclusive rights to Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) to develop and commercialize ARCALYST in the Huadong Territory (as defined below).

Abiprubart is an investigational monoclonal antibody inhibitor of CD40-CD154 costimulatory interaction. We hold an exclusive world-wide license to abiprubart from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”). The CD40-CD154 interaction is a key T-cell co-stimulatory signal critical for B-cell maturation, immunoglobulin class switching and Type 1 immune response. We believe disrupting the CD40-CD154 costimulatory interaction is an attractive approach to address multiple autoimmune disease pathologies. In December 2021, we initiated a Phase 2 clinical trial of abiprubart in rheumatoid arthritis (“RA”), which is designed to evaluate pharmacokinetics, safety and efficacy with subcutaneous administration. In January 2024, we announced topline clinical data from Cohorts 1, 2 and 3 of the trial and that the trial met its primary efficacy endpoint in Cohort 3 at the weekly dose level. In April 2024, we announced topline clinical data from Cohort 4 of the RA trial. We are currently enrolling and dosing a Phase 2b clinical trial of abiprubart in Sjögren’s Disease.

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting granulocyte-macrophage colony stimulating factor receptor alpha (“GM-CSFRα”). In 2017, we licensed exclusive worldwide rights in all indications to mavrilimumab from MedImmune, Limited (“MedImmune”). We evaluated mavrilimumab in giant cell arteritis (“GCA”), a chronic inflammatory disease of the medium-to-large arteries, and COVID-19-related acute respiratory distress syndrome (“ARDS”). In 2022, we granted exclusive rights to Huadong to develop and commercialize mavrilimumab in the Huadong Territory. We are currently evaluating potential partnership opportunities to advance mavrilimumab’s development.

In June 2024, we announced the completion of the change of place of incorporation of our principal holding company from Bermuda to the United Kingdom (the “Redomiciliation”), pursuant to a scheme of arrangement approved by both the Bermuda Supreme Court and our shareholders. As used herein, and unless the context otherwise requires, references to “we”, “us”, “our” and similar words or phrases prior to the Redomiciliation shall refer to Kiniksa Pharmaceuticals, Ltd. and from and after the Redomiciliation, to Kiniksa Pharmaceuticals International, plc.

Our ability to generate product revenue sufficient to sustain our organization will depend heavily on a number of factors, including the continued commercialization of ARCALYST, the development and eventual commercialization of one or more of our current or future product candidates, if approved, and the management of our costs consistent with our current operating plan. For the three and nine months ended September 30, 2024, our net loss was $12.7 million and $34.3 million, respectively. As of September 30, 2024, we had an accumulated deficit of $512.3 million.

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $223.8 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed.

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

In February 2022, we entered into two collaboration and license agreements (the “Huadong Collaboration Agreements”), with Huadong, pursuant to which we granted Huadong exclusive rights to develop and commercialize rilonacept and mavrilimumab (the “Huadong Licensed Products”), in the Asia Pacific region excluding Japan (the “Huadong Territory”). We otherwise retained our current rights to the Licensed Products outside the Territory.

Under the Huadong Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which included $12.0 million for the Huadong Territory license of rilonacept and $10.0 million for the Huadong Territory license of mavrilimumab. In addition, we will be eligible to receive contingent payments, including specified development, regulatory and sales-based milestones. Huadong will also be obligated to pay us tiered percentage royalties on a Huadong Licensed Product-by-Huadong Licensed Product basis ranging from the low-teens to low-twenties on annual net sales of each Huadong Licensed Product in the Huadong Territory, subject to certain reductions tied to rilonacept manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a Huadong Licensed Product-by-Huadong Licensed Product and country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of the applicable Huadong Licensed Product in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers the applicable Huadong Licensed Product in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for the applicable Huadong Licensed Product in such country or region in the Huadong Territory. We recognized the $10.0 million related to the mavrilimumab license during the year ended December 31, 2022. We have recognized $0.2 million of revenue of the $12.0 million transaction price under the rilonacept license agreement as of September 30, 2024, and will recognize the remaining revenue as materials are shipped.

We are party to a license agreement (the “Genentech License Agreement”) with Genentech, effective September 2022, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”).

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. Additionally, in 2023, we received a total of $35.0 million in additional payments from Genentech related to delivery of certain drug material to Genentech and Genentech’s achievement of a development milestone. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10.0 million, which was received in the first quarter of 2024. In the second quarter of 2024, we received $5.0 million following the achievement of a development milestone related to a third indication under the Genentech License Agreement. We will be eligible to receive up to a total of approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $570.0 million remains as of September 30, 2024. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country. As of September 30, 2024, we have recognized the $130.0 million received from Genentech under the Genentech License Agreement as revenue.

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

Income Taxes

Prior to the Redomiciliation, our principal holding company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, our principal holding company is incorporated and principally subject to taxation in the United Kingdom. Under the current laws of Bermuda, there is no corporate income tax levied on an exempted company’s income, resulting in an effective zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting period, and no net operating loss carryforwards are currently available to us for those losses. Our wholly owned United States subsidiaries, Kiniksa US, and Primatope Therapeutics, Inc. are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa UK, its Swiss branch office, and Kiniksa UK’s wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals, GmbH (“Kiniksa Switzerland”) are subject to taxation in their respective countries.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	Change

	(in thousands)

Revenue:
Product revenue, net	$112,214	$64,802	$47,412
License and collaboration revenue	—	2,244	(2,244)
Total revenue	112,214	67,046	45,168
Costs and Operating expenses:
Cost of goods sold	20,109	9,088	11,021
Collaboration expenses	29,307	17,311	11,996
Research and development	26,057	17,106	8,951
Selling, general and administrative	46,399	34,468	11,931
Total operating expenses	121,872	77,973	43,899
Loss from operations	(9,658)	(10,927)	1,269
Other income	2,457	2,428	29
Loss before provision for income taxes	(7,201)	(8,499)	1,298
Provision for income taxes	(5,492)	(5,356)	(136)
Net loss	$(12,693)	$(13,855)	$1,162

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $112.2 million for the three months ended September 30, 2024, compared to $64.8 million for the three months ended September 30, 2023, an increase of $47.4 million. The increase in product revenue was primarily driven by an increase in patients.

License and Collaboration Revenue

We reported no license and collaboration revenue for the three months ended September 30, 2024. We reported $2.2 million of license and collaboration revenue for the three months ended September 30, 2023 under the Genentech License Agreement, reflecting our ongoing recognition of the transaction price related to our completion of our Phase 2b prurigo nodularis clinical trial.

Cost of Goods Sold

We recognized cost of goods sold of $20.1 million for the three months ended September 30, 2024, compared to $9.1 million for the three months ended September 30, 2023, an increase of $11.0 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST and a $6.3 million increase related to the technology transfer of the manufacturing process.

Collaboration Expenses

Collaboration expenses were $29.3 million for the three months ended September 30, 2024, compared to $17.3 million for the three months ended September 30, 2023, an increase of $12.0 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST.

Research and Development Expenses

	Three Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Rilonacept (ARCALYST)	$245	$1,390	$(1,145)
Abiprubart	8,485	5,535	2,950
Mavrilimumab	4	383	(379)
Vixarelimab	161	1,631	(1,470)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	6,374	5,490	884
Other	10,788	2,677	8,111
Total research and development expenses	$26,057	$17,106	$8,951

Research and development expenses were $26.1 million for the three months ended September 30, 2024, compared to $17.1 million for the three months ended September 30, 2023, an increase of $9.0 million.

The direct costs for our abiprubart program were $8.5 million during the three months ended September 30, 2024, compared to $5.5 million during the three months ended September 30, 2023, an increase of $3.0 million. The increase in expenses incurred primarily related to the initiation costs of our Phase 2b clinical trial in Sjögren’s Disease, manufacturing of clinical material and close-out of our Phase 2 trial in RA during the three months ended September 30, 2024, as compared to the manufacturing of clinical material, continuation of the first three cohorts and initiation of cohort four of our Phase 2 trial in RA incurred during the three months ended September 30, 2023.

The direct costs for our vixarelimab program were $0.2 million during the three months ended September 30, 2024, compared to $1.6 million during the three months ended September 30, 2023, a decrease of $1.5 million. The decrease in expenses was primarily related to the wind-down activities of our Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $17.2 million for the three months ended September 30, 2024, compared to $8.2 million for the three months ended September 30, 2023, an increase of $9.0 million. The increase of $9.0 million in unallocated research and development expenses was primarily due to an increase in early development activities. Personnel-related costs for the three months ended September 30, 2024 and 2023 included share-based compensation of $1.6 million and $1.3 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $46.4 million for the three months ended September 30, 2024, compared to $34.5 million for the three months ended September 30, 2023. In the second half of 2023, we expanded our ARCALYST salesforce to help drive further prescriber adoption and patient enrollments. The increase of $11.9 million was primarily due to an increase in sales and marketing of $8.0 million largely attributable to the expansion of our salesforce and an increase of $3.6 million in personnel-related costs. Personnel-related costs for the three months ended September 30, 2024 and 2023 included share-based compensation of $5.8 million and $5.0 million, respectively.

Other Income

Other income was $2.5 million for the three months ended September 30, 2024 compared to $2.4 million for the three months ended September 30, 2023. The increase of less than $0.1 million was primarily due to interest earned on higher cash, cash equivalent and short-term investment balances.

Provision for Income Taxes

For the three months ended September 30, 2024, we recorded an income tax provision of $5.5 million relating primarily to income earned in the United Kingdom (“UK”), Switzerland and the U.S., net of the Foreign Derived Intangible Income (“FDII”) deduction and U.S. federal and state research and development credits (“R&D Credits”) utilized. For the three months ended September 30, 2023, we recorded an income tax provision of $5.4 million relating primarily to income earned in the UK and the U.S., net of the FDII deduction and U.S. federal and state R&D Credits utilized. We expect that our reported income tax expense for future periods will be higher due to the utilization of our deferred tax assets.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Revenue:
Product revenue, net	$294,493	$161,956	$132,537
License and collaboration revenue	6,210	24,908	(18,698)
Total revenue	300,703	186,864	113,839
Operating expenses:
Cost of goods sold	43,014	23,823	19,191
Collaboration expenses	80,122	39,585	40,537
Research and development	76,408	56,045	20,363
Selling, general and administrative	127,476	92,688	34,788
Total operating expenses	327,020	212,141	114,879
Loss from operations	(26,317)	(25,277)	(1,040)
Other income	7,144	6,175	969
Loss before benefit (provision) for income taxes	(19,173)	(19,102)	(71)
Benefit (provision) for income taxes	(15,132)	7,949	(23,081)
Net loss	$(34,305)	$(11,153)	$(23,152)

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $294.5 million for the nine months ended September 30, 2024, compared to $162.0 million for the nine months ended September 30, 2023, an increase of $132.5 million. The increase in product revenue was primarily driven by an increase in patients.

License and Collaboration Revenue

We reported $6.2 million of license and collaboration revenue for the nine months ended September 30, 2024, primarily driven by the achievement of a $5.0 million development milestone related to a third indication under the Genentech License Agreement, $0.7 million of products sold under the Rilonacept Huadong Collaboration Agreements, and $0.2 million of deferred revenue recognized related to the delivery of such materials. We reported $24.9 million of license and collaboration revenue for the nine months ended September 30, 2023, primarily driven by the achievement of a $15.0 million development milestone related to a new indication under the Genentech License Agreement.

Cost of Goods Sold

We recognized cost of goods sold of $43.0 million for the nine months ended September 30, 2024, compared to $23.8 million for the nine months ended September 30, 2023, an increase of $19.2 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST and a $10.7 million increase related to the technology transfer of the manufacturing process, offset by a decrease in average cost per unit resulting from favorable production variances.

Collaboration Expenses

Collaboration expenses were $80.1 million for the nine months ended September 30, 2024, compared to $39.6 million for the nine months ended September 30, 2023, an increase of $40.5 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST and improved profitability under the Regeneron Agreement.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2024	2023	Change

	(in thousands)
Rilonacept (ARCALYST)	$955	$2,398	$(1,443)
Abiprubart	35,942	20,630	15,312
Mavrilimumab	382	419	(37)
Vixarelimab	1,194	5,956	(4,762)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	18,365	17,296	1,069
Other	19,570	9,346	10,224
Total research and development expenses	$76,408	$56,045	$20,363

Research and development expenses were $76.4 million for the nine months ended September 30, 2024, compared to $56.0 million for the nine months ended September 30, 2023, an increase of $20.4 million.

The direct costs for our abiprubart program were $35.9 million during the nine months ended September 30, 2024, compared to $20.6 million during the nine months ended September 30, 2023, an increase of $15.3 million. The increase in expenses incurred primarily related to the manufacturing of clinical material, continuation of cohort four and study wind-down activities of our Phase 2 trial in RA and start-up costs of our Phase 2b clinical trial in Sjögren’s Disease during the nine months ended September 30, 2024, as compared to the manufacturing of clinical material, continuation of the first two cohorts and initiation of cohorts three and four of our Phase 2 trial in RA incurred during the nine months ended September 30, 2023.

The direct costs for our vixarelimab program were $1.2 million during the nine months ended September 30, 2024, compared to $6.0 million during the nine months ended September 30, 2023, a decrease of $4.8 million. The decrease in expenses was primarily related to the wind-down activities of our Phase 2b clinical trial in prurigo nodularis.

Unallocated research and development expenses were $37.9 million for the nine months ended September 30, 2024, compared to $26.6 million for the nine months ended September 30, 2023, an increase of $11.3 million. The increase of $11.3 million in unallocated research and development expenses was primarily due to an increase in early development activities. Personnel-related costs for the nine months ended September 30, 2024 and 2023 included share-based compensation of $4.6 million and $4.1 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $127.5 million for the nine months ended September 30, 2024, compared to $92.7 million for the nine months ended September 30, 2023. In the second half of 2023, we expanded our ARCALYST salesforce to help drive further prescriber adoption and patient enrollments. The increase of $34.8 million was primarily due to an increase of $15.2 million in personnel-related costs, an increase in sales and marketing of $13.9 million largely attributable to the expansion of our salesforce and an increase in professional fees of $2.2 million largely attributable to the Redomiciliation. Personnel-related costs for the nine months ended September 30, 2024 and 2023 included share-based compensation of $16.7 million and $14.2 million, respectively.

Other Income

Other income was $7.1 million for the nine months ended September 30, 2024, compared to $6.2 million for the nine months ended September 30, 2023. The increase of $1.0 million was primarily due to interest earned on higher cash, cash equivalents and short-term investment balances.

Benefit (provision) for Income Taxes

For the nine months ended September 30, 2024, we recorded an income tax provision of $15.1 million relating primarily to income earned in the UK, Switzerland and the U.S., net of the FDII deduction and U.S. federal and state R&D Credits utilized. For the nine months ended September 30, 2023, we recorded an income tax benefit of $7.9 million relating primarily to the release of the valuation allowance on our U.S. deferred tax assets offset by income earned in the UK and the U.S., net of the FDII deduction and R&D Credits utilized.

Liquidity and Capital Resources

As of September 30, 2024, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $223.8 million. Net loss was $34.3 million and $11.2 million for the nine months ended September 30, 2024 and 2023, respectively. We expect to incur operating losses for the foreseeable future.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have committed to minimum payments to Regeneron of $9.3 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $13.1 million, of which $3.7 million are due within one year. In connection with our ongoing technology transfer of ARCALYST drug substance manufacturing, we have entered into a Master Services Agreement and a Product Specific Agreement with Samsung. Our commitments under such agreements, which include the purchase of raw materials and related service fees, will obligate us to minimum payments of $139.6 million, $16.0 million of which are due within one year. We have additionally entered into agreements with several CDMOs to provide the Company with preclinical and clinical trial materials for our non-ARCALYST assets, which obligate us to minimum payments of $38.0 million, $35.5 million of which are due within one year.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$6,919	$8,976
Net cash used in investing activities	(27,621)	(14,663)
Net cash provided by financing activities	10,124	800
Net decrease in cash and cash equivalents	$(10,578)	$(4,887)

Operating Activities

Net cash provided by operations was $6.9 million and $9.0 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash provided by operating activities is primarily due to a decrease in cash received from licensing agreements of $20.0 million, offset by an increase in net contribution from higher ARCALYST sales.

Investing Activities

Net cash used in investing activities was $27.6 million for the nine months ended September 30, 2024, compared to net cash used in investing activities of $14.7 million for the nine months ended September 30, 2023. The increase in net cash used in investing activities was driven by managing our cash and short-term investments portfolio mix.

Financing Activities

During the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was $10.1 million and $0.8 million, respectively, consisting of proceeds from the exercise of share options offset by payments in connection with Common Stock tendered for employee tax obligations.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the three months ended September 30, 2024 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of the Annual Report.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our ability to generate product revenue sufficient to sustain our organization will depend heavily on a number of factors, including the continued commercialization of ARCALYST, the development and eventual commercialization of one or more of our current or future product candidates, if approved, and the management of our costs consistent with our current operating plan. For the three months ended September 30, 2024, our net loss was $12.7 million. As of September 30, 2024, we had an accumulated deficit of $512.3 million. Our future capital expenditures are expected to be substantial, and we may incur operating losses in the future if we encounter greater than expected expenses as we:

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

The development and commercialization of biopharmaceutical products is capital intensive. We are currently commercializing ARCALYST in the United States for the treatment of recurrent pericarditis, CAPS and DIRA. In addition, we are advancing our product candidates through research, preclinical and clinical development, including our Phase 2b clinical trial of abiprubart in Sjögren’s Disease.

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
●the inability of sales personnel to obtain access to prescribers and accounts;
●an inadequate number of prescribers or accounts prescribing our current and future products;
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

We may also be unable to adequately satisfy a third party payor’s value/benefit assessment on an ongoing basis. It is possible that third party payors will select low-cost clinical comparators that serve as benchmarks for determining relative value, including biosimilars and lower costs brands with or without the same approved indication. The result of such a change would be a more challenging value/benefit assessment and the potential for a worse relative outcome, including such payors refusing to provide coverage and reimbursement entirely, or finding the evidence not sufficiently compelling to support our desired pricing and reimbursement. Similarly, payors may implement coverage criteria that further restrict the use of ARCALYST or any of our product candidates, if approved, beyond the approved label, which could adversely affect their commercial potential, including, for example, situations where a patient must be proven to not adequately respond to the lower-cost comparator before the payer will cover the use of ARCALYST or any of our product candidates, if approved.

We may be unable to sustain any favorable coverage and reimbursement on an ongoing basis. Third party payors may also revisit their previously established coverage policies from time to time including their assessment of the relative value/benefit provided by a drug product compared to clinical alternatives, such as any competitive products with the same or similar indications and biosimilars. It is possible that a third party payor may consider our products and product candidates, if approved, as substitutable and only be willing to cover the cost of the alternative product. Even if we show improved efficacy, safety or improved convenience of administration with ARCALYST or any of our product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge. Third party payors often introduce more challenging price negotiation methodologies when competitors exist or enter into the market. Third party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor biosimilar products enter the market, there are mandatory price reductions for the innovator product. In other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and/or reimbursement levels. The potential of third party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to continue to commercialize ARCALYST or successfully commercialize any of our product candidates, if approved. Third party payors may also employ challenging price negotiation tactics in the event of a proposed price increase of our current and future products. See “Risks Related to Commercialization – It may be difficult for us to realize the benefit of increasing the price of certain of our commercialized products.”

It may be difficult for us to realize the benefit of increasing the price of certain of our commercialized products.

We have and may continue to periodically increase the price of ARCALYST and may implement similar pricing practices for future products, if approved, and may be unable to realize commercial benefits from such price increases due to unfavorable actions that third party payors (including governmental authorities and private health insurers) may take in response. Even if price increases lie below contractual price protection clauses, payors may request price concessions in exchange for covering our products or may opt to change coverage or reimbursement policies with respect to such products. If we cannot successfully negotiate with such payors, we may be forced to provide significant price concessions or, if we fail to arrive at a satisfactory resolution, lose favorable coverage or reimbursement for patients served by such payor. In such an event, patients may have difficulty obtaining access to, or affording, such products and we may see materially negative impacts on our business operations.

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

We are subject to ongoing obligations, regulatory requirements and continued regulatory review, which may result in significant additional expense. Additionally, our current and future products could be subject to unfavorable regulatory changes and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

If marketing approval is obtained via the accelerated approval pathway, we could be required to conduct a successful confirmatory clinical trial to confirm clinical benefit for our products. An unsuccessful confirmatory trial or failure to complete such a trial could result in the withdrawal of marketing approval. The FDA or foreign regulatory authority also may place other conditions on approvals including the requirement for a REMS or similar risk management measures, to assure the safe use of the product. If the FDA or foreign regulatory authority concludes a REMS or similar risk management measures are needed, the applicant of the BLA or MAA must submit a proposed REMS or the similar risk management measures before it can obtain approval. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. We also will be required to report certain adverse reactions, production and quality problems, inadequate efficacy and other issues, if any, to applicable regulatory authorities on an ongoing basis. In addition, the identification of new safety issues could lead to new labeling or restrictions on the patient population or use of our products, diminishing the addressable market or sales or both. Such conditions, requirements or events may prove to be expensive and burdensome, and the reporting of such may cause the price of our Class A ordinary shares to decrease.

Further, we must also comply with additional requirements concerning advertising and promotion for our products, which are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label.

If a regulatory agency discovers previously unknown problems with any of our current or future products, such as adverse events of unanticipated severity or frequency, or problems with the facility where a product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring suspension of sales and withdrawal of the product from the market. If we discover previously unknown problems with a product or product candidate, including adverse events of unanticipated severity or frequency, or with our manufacturing processes; fail to comply with regulatory requirements; or a regulatory agency or enforcement authority disagrees with the promotion, marketing or labeling of our products, such regulatory agency or enforcement authority may, among other things:

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

Any government investigation of alleged violations of law and regulations could require us to expend significant time, cost and resources in response, and could generate negative publicity or reputational harm. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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
●the United States federal Health Insurance Portability and Accountability Act, as amended (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

Successful completion of our clinical trials is a prerequisite to submitting a BLA or certain supplemental BLAs (“sBLA”) to the FDA, an MAA to the European Medicines Agency (the “EMA”) or national competent authorities of the EU member states, or other applicable regulatory authorities in other countries for each product candidate and, consequently, is a prerequisite to us obtaining approval and initiating commercial marketing of our current and any future product candidates. A failure of one or more of our current or future clinical trials can occur at any stage of testing, and our clinical trials may not be successful. We have experienced and may continue to experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, be allowed by regulatory authorities, require redesign, have timely site activation and participant enrollment or be completed on schedule, if at all. Events that have and may in the future delay or prevent commencement or successful completion of clinical development of our product candidates as planned and on schedule, if at all, include but are not limited to:

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

However, if the results of our clinical trials, including clinical trials evaluating our current products in new indications, or clinical trials conducted by collaboration partners, reveal an unacceptable severity and prevalence of certain side effects, the FDA or applicable regulatory authority outside of the United States may suspend or terminate our clinical trials, or not authorize us to initiate further trials. In addition, if other molecules in the same or related class being developed or commercialized by third parties show the same or similar side effects as those we observed in our trials but to a greater degree or report new previously-unreported side effects, it could have an impact on the entire class of molecules, and the applicable regulatory authority may modify, suspend, or terminate our clinical trials; not authorize further clinical trials; require post-marketing clinical trial commitments or safety monitoring (e.g., REMS); or even suspend commercialization of any products or product candidates, as applicable, that contain a molecule within such class. Further, third parties may have rights to independently develop and commercialize our current and future products and product candidates, which may increase the likelihood of adverse safety results. For example, Regeneron retains worldwide rights to develop and commercialize ARCALYST for local administration to the eye and ear and oncology, and Huadong holds rights to develop and commercialize ARCALYST and mavrilimumab in the Asia Pacific region, excluding Japan. The development of our product candidates and, if approved, commercialization of our products for new indications or new patient populations by these third parties may increase the possibility of uncovering adverse safety results not previously discovered during our own clinical development process or United States commercialization. Such effects, if uncovered by such third parties, may lead to regulatory authorities ordering us to cease further development of, deny or withdraw any approval of any of our products or product candidates, or require onerous label changes, for any or all targeted indications.

In addition, the compassionate use of our products and product candidates, or evaluation of our products and product candidates by third parties via scientific collaborations or investigator initiated studies could increase the possibility of generating adverse safety results that impact our commercialization of such products or our development of such product candidates. Such adverse safety results, when reported to regulatory authorities, may negatively impact the safety profile of the drug studied as a class effect and could result in the imposition of clinical holds on all clinical trials involving such product candidate regardless of the indication studied.

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

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs or biologics intended to treat small patient populations as Orphan Drug products, which are subject to a number of region-specific (e.g., tax credits, user fee exemptions and potential market exclusivity) rules and regulations.

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

The regulatory authorities in the EU have broad discretion whether to grant such an accelerated assessment, conditional marketing authorization or marketing authorization under exceptional circumstances, and, even if such assessment or authorization is granted, we may not experience a faster development process, review or authorization compared to conventional procedures. Moreover, the removal or threat of removal of such marketing authorizations may create uncertainty or delay in the clinical development of our product candidates and threaten the commercialization prospects of our products and product candidates, if approved. Such an occurrence could materially impact our business, financial condition and results of operations.

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

We do not currently own or operate any late-stage or commercial manufacturing facilities. Although we have built a development and manufacturing facility to produce drug substance to support certain research, preclinical and other clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain early-stage product candidates for the majority of our clinical development efforts; the commercial manufacture of our current and future products; and labeling and packaging activities for our current and future products. We rely on these third parties to produce, package and ship our products and product candidates at sufficient quality and quantity to support our and our collaboration partners’ commercialization and research and development efforts.

The manufacture of our current and future products and product candidates is highly regulated, complex and difficult, requiring a multi-step and controlled process, and even minor problems or deviations could result in ARCALYST or our product candidates failing to meet approved specifications, failed batches or other failures, such as defective products or manufacturing failures. Due to the highly technical requirements of manufacturing our current and future products and product candidates and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply ARCALYST or our product candidates despite our and their efforts. Failure to produce sufficient quantities of our products and product candidates could delay their development, result in supply shortages for our patients, result in lost revenue, if any, and diminish our potential profitability, as applicable, which may lead to lawsuits or could delay the introduction of our product candidates to the market.

Our reliance increases the risk that we will have insufficient quantities of ARCALYST and our product candidates or that ARCALYST and our product candidates are not produced at an acceptable cost or quality, or not in a timely manner due to, for example, deviations in operations or manufacturing facility control, or production interruptions caused by equipment failure and an inability to source adequate replacement parts and equipment, which could delay, prevent or impair our commercialization or research and development efforts. From time to time, we have identified events in the ARCALYST manufacturing process that prevented distribution of ARCALYST material as planned, though this has yet to materially impact our ability to source sufficient ARCALYST material to cover our needs. If, in the future, we are unable to source sufficient finished material, we may stock out or otherwise be unable to meet patient demand for ARCALYST, adversely affecting our business, results of operations and financial condition. In addition, equipment used in the ARCALYST manufacturing process may no longer be supported by vendors in the event of equipment failure. Such equipment may also not be repaired, replaced or qualified in a timely manner. Further, reagents used for the analytical testing of ARCALYST have and may in the future become outdated, requiring qualification before new reagents may be used. These issues may be exacerbated by increased clinical or commercial demand by us or our collaboration partners, or if we decide to develop ARCALYST in one or more additional indications or in additional territories.

We may be unable to adequately address current and future issues with the ARCALYST manufacturing process, which could prevent additional finished material from being distributed in a timely manner or within specifications. If we are unable to source additional commercial supply of ARCALYST, if needed, we may be unable to adequately meet patient demand for ARCALYST or may be required to effect a recall, any of which would adversely affect our business, results of operations and financial condition.

Regeneron is the sole manufacturer of ARCALYST drug substance and will remain so until we complete the technology transfer of the manufacturing process for ARCALYST drug substance to Samsung. Regeneron is not obligated to accept our forecasts or purchase orders that are not in line with accepted forecasts and Regeneron may not have sufficient manufacturing capacity to meet our commercial or clinical demand for ARCALYST (including increased demand arising from our need to replace material lost to manufacturing issues). Regeneron, in turn, relies upon CDMOs or other third parties to conduct fill/finish operations for ARCALYST. In the event that a particular batch of ARCALYST fails to meet specifications, whatever the cause, we are nonetheless obligated to pay for such material pursuant to the terms of the supply agreement we have with Regeneron. Further, we rely on a third party CDMO to package and label ARCALYST. Our reliance on Regeneron (including its respective CDMOs) and our other CDMO as our sole manufacturers and/or service providers means that we do not have control over ARCALYST manufacturing operations and scheduling, which may impact our ability to meet commercial or clinical demand for ARCALYST. We may also be subject to unexpected costs arising from any manufacturing or supply chain disruptions, which may materially impact our business, results of operations and financial condition. Many of these risks may still be present after successful completion of the technology transfer of ARCALYST drug substance manufacturing and there is no guarantee that such technology transfer will materially diminish our ARCALYST manufacturing risk profile.

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

The facilities used by our CDMOs to manufacture, label and package ARCALYST and our current and future product candidates may be inspected by regulatory authorities in connection with the submission of our MAs to, and review by, regulatory authorities or based on their work for other clinical trial sponsors. While we provide oversight of such activities, we do not and will not control the manufacturing process of, and will be completely dependent on, our CDMOs for compliance with cGMPs and other regulatory requirements in connection with the manufacturing, labeling, and packaging of current and future products and product candidates. If our CDMOs cannot successfully perform such functions in conformity with our specifications and the strict regulatory requirements of regulatory authorities, they will not be able to secure or maintain regulatory approval for their facilities. While we review the compliance history and performance of our CDMOs and have the ability to audit their compliance and performance, we have no direct control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel other than through quality monitoring in accordance with our agreements with the CDMOs. If regulatory authorities do not approve these facilities for the manufacturing, labeling and packaging of our product candidates or if they withdraw any such approval in the future, we may need to find alternative facilities or CDMOs, which would significantly impact our ability to develop, obtain regulatory approval for or market ARCALYST or our current or future product candidates, if approved. Further, our failure, or the failure of our third party CDMOs, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products or product candidates, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our products or product candidates.

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

Our products and product candidates may also compete with other product candidates and approved products for access to and capacity within manufacturing, packaging, and labeling facilities. There are a limited number of CDMOs that operate under cGMP regulations and that might be capable of performing such functions for us. Furthermore, given the limited capacity at such CDMOs and the long lead times needed to reserve capacity, CDMOs may require monetary commitments in connection with such reservations as well as fees for changes or cancellations or additional fees to accommodate expediting of manufacturing, packaging, and labeling . For our product candidates, we may wait to reserve capacity until we can be informed by data from the clinical trials of our product candidates, which may take several months. Any significant delay in the supply of clinical materials for our product candidates could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Alternatively, we may project when we may need additional clinical material for our product candidates and reserve capacity “at-risk” prior to our product candidates having generated data from their then current clinical trials.

In addition, given the lead times we must provide to Regeneron or Samsung, following the technology transfer of ARCALYST drug substance manufacturing, with respect to the commercial supply of ARCALYST, we must place purchase orders based on projected demand. Such projections involve risks and uncertainties. For example, we may be unable to swiftly accommodate for unforeseen increases in commercial demand for ARCALYST given the lead times we must provide to Regeneron and limitations on Regeneron’s manufacturing capacity for ARCALYST. We may also be required to estimate and order safety stock as part of our planned technology transfer of the manufacturing process for ARCALYST drug substance, which will be subject to a number of the same risks and uncertainties. These risks may result in additional costs or delays in manufacturing clinical materials for our product candidates when and if we actually need them and commercial materials for ARCALYST and may result in having too little or too much of our product candidates or ARCALYST in inventory to meet actual demand.

Any performance failure on the part of our existing or future CDMOs could delay, as applicable, clinical development or marketing approval or commercialization efforts for our current and future products. If our current CDMOs cannot perform as agreed, we may be required to replace them. Although we believe that there are several potential alternative CDMOs who could provide the services we currently contract for, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we may not be able to establish new agreements on acceptable terms, if at all, with such alternative manufacturers. Further, establishing replacement CDMOs for

ARCALYST or our product candidates, if required, is unlikely to be accomplished in a timely or cost-effective manner, if at all. Furthermore, despite our efforts, we may be unable to procure a replacement contractor or do so on commercially reasonable terms, which could have a material adverse impact upon our business, results of operations and financial condition. If we or our CDMOs are able to find a replacement contractor, such replacement contractor would need to be qualified and may require additional regulatory approval, which could result in further delay.

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

We are not aware of any FDA-approved therapies for recurrent pericarditis, but we are aware of three programs being developed for this indication. Two of these programs are in active clinical development: one is by R-Pharm International (RPH-104), which inhibits IL-1α/IL-1β-induced signaling and is in Phase 3 development; the other is an oral cannabidiol being developed by Cardiol Therapeutics in a Phase 2 setting. The third program VTX2735, designed to inhibit the NLRP3 inflammasome, an intracellular sensor of a broad range of danger signals, that leads to the release of IL-1β and IL-18, is being developed by Ventyx Bioscience. In addition to their development program in CAPS, Ventyx has announced their intention to focus development of VTX2735 in cardiovascular indications including recurrent pericarditis.

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

We are also aware of several other molecules that do not directly compete with our approved indications for ARCALYST but nonetheless target IL-1α and/or IL-1β directly or indirectly. Clinical stage development programs targeting IL-1α and/or IL-1β directly or indirectly via the NLRP3 inflammasome include: Lutikizumab (Abbvie for the treatment of hidradenitis suppurativa, ulcerative colitis, atopic dermatitis and Crohn’s Disease); ZYIL-1 (by Zydus Lifesciences in amyotrophic lateral sclerosis); HT-6184 (by Halia in myelodysplastic syndromes); OLT1177 (by Olatec Therapeutics in osteoarthritis of the knee and acute gout flares); DFV-890 (by Novartis in FCAS); Selnoflast (by Roche, no indications announced); NT-00249 (by NodThera, no indications announced); NT-0796 (by NodThera in obesity); Somalix and Inzomelid (by Roche, no indications announced); VTX-3232 (by Ventyx Bioscience in Parkinson’s) and VENT-02 (Ventus Therapeutics, no indications announced). There are therapies that modulate IL-1α in preclinical and clinical development for diseases other than recurrent pericarditis from Johnson & Johnson and XBIOTECH USA, INC. We are not aware of any active, industry sponsored development programs for these product candidates seeking a label for recurrent pericarditis.

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

Additional programs are in development that antagonize the CD40/CD154 costimulatory pathway, though they are not currently targeting Sjögren’s Disease. Sanofi S.A./ImmuNext Inc. are developing frexilimab (anti-CD40L) for the treatment of Multiple Sclerosis, Systemic Lupus Erythematosus, Type 1 Diabetes and Focal segmental glomerulosclerosis; Biogen, Inc. and UCB S.A. are developing dapirolizumab pegol (anti-CD40L) for the treatment of moderately to severely active Systemic Lupus Erythematosus and Eledon Pharmaceuticals, Inc. is developing AT-1501 (anti-CD40L) for use by patients undergoing kidney transplantation. Both drugs are being developed for intravenous administration only. Other programs present the potential for subcutaneous administration. Innovent Bio is developing IBI-355 (anti-CD40L, no indication announced) and H. Lundbeck A/S is developing Lu AG22515 (bi-specific, anti-CD40L & Albumin (scFv)2-Fab, no indication announced).

With respect to mavrilimumab, there are programs in clinical development in various indications that modulate GM-CSF signaling from I-MAB Biopharma Co. Ltd. (plonmarlimab in RA), Roivant Sciences Ltd. (namilumab in sarcoidosis) and Humanigen, Inc. (lenzilumab). All of these competitive programs target the GM-CSF ligand itself versus targeting the GM-CSF receptor like mavrilimumab.

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

Beyond the ACA, there are ongoing and widespread health care reform efforts, a number of which have focused on regulation of prices or payment for drug products. Drug pricing and payment reform was a focus of the Trump Administration and has been an ongoing focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act ("IRA") of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first negotiated prices to go into effect in 2026). The impact of the IRA on our business and the broader pharmaceutical industry remains uncertain as implementation is ongoing. These changes or other changes could affect the market conditions for our products. We expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies.

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

For example, most healthcare professionals, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare professional or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, directly from individuals (or their healthcare professionals) who enroll in our patient support program and directly from individuals who consent to be included in our marketing database. As such, we may be subject to state laws requiring notification of affected individuals and state regulatory authorities in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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

Each Class A ordinary share is entitled to one vote per Class A ordinary share and each Class B ordinary share is entitled to ten votes per Class B ordinary share. Our Class A1 ordinary shares and Class B1 ordinary shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A ordinary shares and Class B ordinary shares. As a result of the multi-class voting structure of our ordinary shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our ordinary shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of September 30, 2024, the holders of Class A ordinary shares accounted for approximately 70% of our aggregate voting power and the holders of Class B ordinary shares accounted for approximately 30% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A ordinary shares and Class B ordinary shares representing approximately 27% of our aggregate voting power as of September 30, 2024 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B ordinary shares, Class A1 ordinary shares or Class B1 ordinary shares as set forth in our articles of association. For example, as of September 30, 2024, entities affiliated with certain members of our directors could convert their Class A1 ordinary shares and Class B1 ordinary shares upon 61-days’ prior written notice into Class A ordinary shares and Class B ordinary shares, respectively, which in the aggregate would result in such entities holding approximately 76% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 ordinary shares and our Class B1 ordinary shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A ordinary shares.

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

A significant number of our Class A ordinary shares are issuable upon conversion of our Class B, Class A1, and Class B1 ordinary shares, subject to certain limitations on conversion. As of September 30, 2024, approximately 2.0 million Class A ordinary shares directly held by our executive officers and directors, inclusive of Class A ordinary shares issuable upon conversion of our Class B, Class A1, and Class B1 ordinary shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and such rule, Rule 144. In addition, as of September 30, 2024, there were approximately 14.0 million Class A ordinary shares subject to outstanding share options and RSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

A majority of our ordinary shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of September 30, 2024, on an as-converted to Class A ordinary shares basis, these shareholders collectively held approximately 33.9 million of our Class A ordinary shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their ordinary shares (after certain restrictions on conversion or resale lapse), the market price of our Class A ordinary shares could decline.

Pursuant to our amended and restated investor rights agreement (our “Investors Rights Agreement”), certain shareholders are entitled to certain registration rights with respect our Class A ordinary shares, including Class A ordinary shares issuable upon conversions of our Class B, Class A1, and Class B1 ordinary shares and upon the exercise of certain rights to acquire Class A ordinary shares, or collectively registerable securities, under the Securities Act. As of September 30, 2024, on an as-converted to Class A ordinary shares basis, we have registered approximately 31.8 million Class A ordinary shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the Investors Rights Agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A ordinary shares basis, approximately 1.7 million Class A ordinary shares held by certain of our executive officers as of September 30, 2024. If any of these Class A ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A ordinary shares could decline.

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

Prior to the Redomiciliation, our principal holding company was incorporated in Bermuda. Under Bermuda law, a company’s directors may issue, without shareholder approval, any authorized but unissued common shares. English law allows our shareholders to authorize the allotment of share capital which can be issued by our board of directors without further shareholder approval, but this authorization must be renewed by the shareholders at least every five years and we cannot guarantee that this authorization will always be approved. Our articles of association currently authorize, subject to the requirements of the Nasdaq Global Select Market, our board of directors to issue new ordinary or preferred shares (up to a maximum of ten percent (10%) of the issued share capital of the Company) without shareholder approval for a period of 15 months from the date of adoption of the articles of association. Subsequent authority to issue new ordinary or preference shares can be given by the shareholders of the Company by an ordinary resolution from time to time, with such authority capable of applying in respect of any period specified in such resolution up to a maximum of five years.

Additionally, subject to specified exceptions, including an opt-out included in our articles of association, English law grants statutory preemptive rights to existing shareholders to subscribe for new issuances of shares for cash. English law requires that this opt-out must be renewed by the shareholders at least every five years, and we cannot guarantee that the opt-out of preemptive rights will always be approved. A waiver of pre-emption rights under English law requires approval of the shareholders holding at least 75% of the voting rights in an English company. In the future, our plans may be impeded due to a lack of the flexibility that we previously enjoyed in Bermuda, potentially materially affecting our business, financial condition and results of operations. Our articles of association waive the statutory pre-emption rights in relation to new ordinary or preferred shares issued by the board of directors (up to a maximum of ten percent (10%) of the issued share capital of the Company) for a period of 15 months from the date of adoption of the articles of association.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements

The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended or terminated by our directors and officers during the three months ended September 30, 2024:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non Rule 10b5-1	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
Michael Megna	GVP, Chief Accounting Officer	Adoption	July 24, 2024	X		October 17, 2025	78,555
Mark Ragosa	SVP, Chief Financial Officer	Adoption	September 3, 2024	X		December 2, 2025	264,624

(1)	A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement or as otherwise provided in the trading arrangement.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1#	Employment Agreement, dated as of August 1, 2024, by and between Kiniksa Pharmaceuticals Corp. and Ross Moat					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

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

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

Date: October 29, 2024	By:	/s/ Mark Ragosa
Mark Ragosa
Senior Vice President and Chief Financial Officer (Principal Financial Officer)