Form 10-K
period 2024-12-31
Kiniksa Pharmaceuticals International, plc
filed 2025-02-25
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Kiniksa Pharmaceuticals International, plc

23 Old Bond Street, Floor 3

London, W1S 4PZ

England, United Kingdom
(781) 431-9100

(Address, zip code and telephone number, including area code of principal executive offices)

Kiniksa Pharmaceuticals Corp.

100 Hayden Avenue

Lexington, MA, 02421

(781) 431-9100

(Address, zip code and telephone number, including area code of agent for service)

Kiniksa Pharmaceuticals, Ltd.

Clarendon House

2 Church Street

Hamilton HM11, Bermuda

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

As of the last business day of the Registrant’s most recently completed second fiscal quarter, June 28, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the ordinary shares on The Nasdaq Global Select Market was approximately $697.4 million.

As of February 21, 2025, there were 72,644,240 ordinary shares outstanding in aggregate, comprised of:

42,009,500 Class A ordinary shares, nominal value $0.000273235 per share

1,795,158 Class B ordinary shares, nominal value $0.000273235 per share

12,781,964 Class A1 ordinary shares, nominal value $0.000273235 per share

16,057,618 Class B1 ordinary shares, nominal value $0.000273235 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Kiniksa Pharmaceuticals International, plc

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our Class A ordinary shares. The principal risks and uncertainties affecting our business include the following:

●	we may not be able to continue to commercialize ARCALYST or be successful in commercializing any future products, potentially impacting the commercial potential for our current and future products and our ability to generate revenue;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third party payors, including governmental authorities and private health insurers, provide funding, establish and maintain favorable coverage and pricing policies and set adequate reimbursement levels;
●	if we are unable to advance our product candidates in clinical development, obtain regulatory approval and pursue commercialization, or experience significant delays in doing so, our business may be significantly harmed;
●	the incidence and prevalence for target patient populations of our products and product candidates have not been established with precision; if the market opportunities for our products and product candidates are smaller than we estimate, or any approval that we obtain is based on a narrower definition of our targeted patient population, our revenue and ability to achieve profitability may be materially adversely affected;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our preclinical studies and/or clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities; we may therefore be unable to obtain required regulatory approvals and be unable to successfully commercialize our product candidates on a timely basis, if at all;
●	we contract with third parties, including independent contract development and manufacturing organizations (“CDMOs”) to manufacture our commercial supply of ARCALYST and clinical supply of our product candidates and for certain research and development, which is highly regulated and complex, and we expect that we will continue to do so in the future; this reliance on third parties increases the risk that we may not have sufficient quantities of ARCALYST or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our research and development or commercialization efforts;
●	we are conducting a technology transfer of the manufacturing process for ARCALYST drug substance from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to Samsung Biologics Co., Ltd. (“Samsung”), and the analytical testing methods of ARCALYST drug substance and drug product to new contract testing labs (“CTLs”), which will be subject to significant risks and uncertainties;
●	we rely, and expect to continue to rely, on third parties, including independent investigators and contract research organizations (“CROs”) to activate sites, conduct and otherwise support our research activities, preclinical studies, clinical trials and other trials for our product candidates; if these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval or commercialize our product candidates, and our business could be substantially harmed;
●	if we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and patents, if the scope of the patent protection obtained is not sufficiently broad, or if the terms of our patents are insufficient to protect product candidates for an adequate amount of time, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be materially impaired;
●	we have a history of operating losses and may require substantial additional financing in the future, which we may be unable to obtain when needed or on acceptable terms;
●	we face significant competition, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not successfully execute our growth strategy to identify, discover, develop, in-license or acquire additional product candidates or technologies, our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions;
●	we have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our products and product candidates; such arrangements or transactions may not be successful or on favorable terms, which could adversely affect our ability to develop, commercialize or attempt to realize value from our products and product candidates;
●	the concentration of ownership of the voting power of our ordinary shares, including our Class B ordinary shares, and conversion rights of the holders of our Class A1 and Class B1 ordinary shares, which are held primarily by entities affiliated with certain of our directors, may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A ordinary shares; and
●	the rights afforded to our shareholders are governed by English law; not all rights available to shareholders under United States law will be available to holders of our ordinary shares.

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

PART I

ITEM 1.      BUSINESS.

Overview

We are a biopharmaceutical company developing and commercializing novel therapies for diseases with unmet need, with a focus on cardiovascular indications. Our portfolio of assets is based on strong biologic rationale or validated mechanisms and offers the potential for differentiation.

ARCALYST is an interleukin-1α (“IL-1α”) and interleukin-1β (“IL-1β”) cytokine trap. In 2017, we licensed ARCALYST from Regeneron, which discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear.

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

ARCALYST is commercially available across the United States through a select network of specialty pharmacies. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States and evenly split profits on sales as well as third party proceeds with Regeneron. In 2022, we granted Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) exclusive rights to develop and commercialize ARCALYST in the Huadong Territory (as defined below). In 2023, Regeneron initiated a technology transfer of the manufacturing process for ARCALYST drug substance, and we are working to qualify Samsung as our replacement CDMO.

KPL-387 is an investigational, fully human immunoglobulin G2 monoclonal antibody that binds human interleukin-1 receptor 1 (“IL-1R1”), inhibiting IL-1α- and IL-1β-mediated signaling. KPL-387 is an independently developed asset that we believe has the potential to further advance recurrent pericarditis treatment options for patients by providing the added convenience of monthly subcutaneous dosing with a liquid formulation.

In June 2024, we initiated a Phase 1 clinical trial of KPL-387 in normal healthy volunteers. In February 2025, we announced our plan to initiate a Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis in mid-2025. We expect data from the Phase 2 portion of the trial in the second half of 2026.

KPL-1161 is an independently developed, pre-clinical, Fc-modified immunoglobulin G2 monoclonal antibody that binds IL-1R1, inhibiting IL-1α- and IL-1β-mediated signaling. KPL-1161 is a modified version of KPL-387 designed to have an increased drug half-life that we believe could support quarterly subcutaneous dosing.

Abiprubart is an investigational monoclonal antibody inhibitor of CD40-CD154 costimulatory interaction, which we believe to be an attractive approach to address multiple autoimmune disease pathologies. We hold an exclusive worldwide license to abiprubart from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”).

We previously announced a Phase 2b clinical trial of abiprubart in Sjögren’s Disease. In February 2025, we announced our plans to discontinue development of abiprubart in the indication and explore strategic alternatives for the asset.

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting granulocyte-macrophage colony stimulating factor receptor alpha (“GM-CSFRα”). In 2017, we licensed exclusive worldwide rights in all indications to mavrilimumab from MedImmune, Limited, which has since been acquired by AstraZeneca PLC (“MedImmune”). In February 2025, we announced our termination of our license agreement from MedImmune for convenience, effective in May 2025. In addition, in February 2025, we provided written notice to Huadong that Huadong has not conducted material development activity with respect to mavrilimumab in the People’s Republic of China for a continuous period in excess of six months as required under the mavrilimumab Huadong Collaboration Agreement (as defined below).

Unless Huadong conducts material development activity within 60 days of the notice, the mavrilimumab Huadong Collaboration Agreement will terminate in April 2025.

The following table summarizes our current products, product candidates and out-licensing arrangements:

(1)	Approved in the United States; ARCALYST is also approved in the United States for CAPS and DIRA;

(2)	The FDA granted Breakthrough Therapy designation to ARCALYST for recurrent pericarditis in 2019; the FDA granted Orphan Drug exclusivity to ARCALYST in March 2021 for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and pediatric patients 12 years and older. The European Commission granted Orphan Drug designation to ARCALYST for the treatment of idiopathic pericarditis in 2021; and

(3)	Kiniksa has worldwide rights, excluding the Middle East and North Africa; Kiniksa granted Huadong exclusive rights in the Asia Pacific Region, excluding Japan.

Using a data-centric approach, our team considers a wide variety of metrics to drive informed capital allocation strategies and generate value from this pipeline, including by analyzing potential additional indications for our products and product candidates, being opportunistic in our business development activities to in-license or acquire programs, considering appropriate opportunities to partner or out-license our programs and conducting internal research to discover and develop molecules to expand our portfolio.

Our Strategy

The core of our strategy is the identification, development and commercialization of therapeutic medicines for patients suffering from debilitating cardiovascular diseases with significant unmet medical need. We put patients first and live by our motto: Every Second Counts™.

Critical components of our business strategy include the following:

●	Commercialize ARCALYST. We have invested in a talented and specialized cardiology sales team, complemented by a successful marketing strategy, to effectively reach patients and prescribers. By expanding awareness and building the market for ARCALYST, we expect to increase disease awareness, secure patient access, and support our patients throughout their therapy.
●	Advance Our Product Candidates Through the Development Process. Using a data-driven approach, we evaluate development opportunities, possible indications and other factors to advance our portfolio of assets. We believe that each of our product candidates holds the potential to offer differentiated therapy to patients, and we aim to unlock that potential through innovative research and development.

●	Explore Opportunities to Drive Value and Maximize the Potential of Our Existing Portfolio. We have and may in the future seek collaborations, licenses and other strategic relationships to assist in advancing and expanding our current programs, as appropriate. In addition, strategic out-licensing transactions may be used as a source of non-dilutive capital to support our commercial and clinical activities.
●	Work to Identify, Discover, Acquire and Develop New Therapies. We evaluate a variety of factors for potential product candidates, technologies and discovery targets, including biologic rationale for addressing the disease, potential for regulatory approval, commercial viability, intellectual property position, prospects for favorable pricing and reimbursement and the impact of competition. We also look at assets that could potentially address multiple indications. We intend to continue to be opportunistic in our business development activities.

Our Products

ARCALYST

Overview

ARCALYST is an IL-1α and IL-1β cytokine trap. ARCALYST is currently approved in the United States for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older, the treatment of CAPS, including FCAS and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in DIRA in adults and children weighing 10 kg or more. ARCALYST was sold by Regeneron in the United States for the treatment of CAPS from 2008 and the maintenance of remission in DIRA from 2020 until we assumed responsibility for sales in such indications in March 2021.

Recurrent pericarditis is the primary indication for which we are commercializing ARCALYST. It is a severe, debilitating, and chronic autoinflammatory cardiovascular disease with an estimated United States prevalent population of approximately 40,000 patients seeking and receiving medical treatment. We received Breakthrough Therapy designation from the FDA for ARCALYST for the treatment of recurrent pericarditis in 2019, Orphan Drug designation from the FDA for ARCALYST for the treatment of pericarditis, which includes the treatment of recurrent pericarditis, in 2020 and FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Additionally, in 2021, the European Commission granted Orphan Drug designation to ARCALYST for the treatment of idiopathic pericarditis.

In 2022, we granted Huadong exclusive rights to develop and commercialize ARCALYST in the Asia Pacific region, excluding Japan.

Mechanism of Action

ARCALYST is an inhibitor of IL-1α and IL-1β cytokines. Cytokines are small proteins that play important roles in intercellular signaling, and IL-1α and IL-1β have been demonstrated to play a key role in inflammatory diseases. IL-1α and IL-1β provoke potent, proinflammatory events by engaging the IL-1α and IL-1β receptor. Following tissue insult, the release of IL-1α acts as the primary initiating signal to coordinate the mobilization of immune cells to the damaged area, while IL-1β is secreted mostly by macrophages and is a prototypical cytokine of the canonical NLRP-3 inflammasome. IL-1α and IL-1β signaling results in a dramatic increase in the production of cytokines that orchestrate the proliferation and recruitment of phagocytes to the site of damage, resulting in inflammation. Moreover, IL-1α and IL-1β signaling also affects other immune system cells, such as T-cells and B-cells.

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

Beyond recurrent pericarditis, we believe there is potential for ARCALYST to address additional indications driven by IL-1α or IL-1β. We are currently engaged in a collaborative study agreement to explore ARCALYST as a treatment for cardiac sarcoidosis and are exploring strategic opportunities for further development. In particular, we believe ARCALYST may be advantageous in acute indications that may benefit from a weekly subcutaneous therapy with a proven method of action.

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

In March 2021, we received FDA approval to market ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older. Claims analysis, cross validated with published estimates, support a prevalent population of patients with recurrent pericarditis seeking and receiving medical treatment to be approximately 40,000 patients in the United States per year. Our commercialization efforts are focused initially on the approximately 14,000 patients in the United States who suffer from persistent underlying disease, multiple recurrences and an inadequate response to conventional therapy. Outside of our core target patient population, there are approximately 26,000 additional patients who are experiencing their first recurrence of the disease. We have seen that, as we expand awareness about the disease and our therapy, healthcare professionals look to prescribe ARCALYST earlier in the disease’s natural history. We expect that continuing to execute on this strategy will enable us to target this additional patient population more fully.

Current Treatment Landscape for Recurrent Pericarditis

ARCALYST, a weekly, subcutaneously injected, recombinant fusion protein that blocks IL-1α and IL-1β signaling, is the first and only FDA-approved therapy for recurrent pericarditis. A patient’s initial acute episode of pericarditis is typically treated with NSAIDs or colchicine. Prior to ARCALYST’s approval, episodes of recurrent pericarditis would usually have been treated in a similar manner or by adding long-term systemic corticosteroids. Both colchicine and corticosteroids often have adverse effects when used at high doses or for extended periods of time. Colchicine’s adverse effects include gastrointestinal distress and neutropenia. Adverse events that may be caused by corticosteroids include glaucoma, fluid retention, hypertension, mood changes, memory changes, other psychological effects, weight gain and diabetes. Since our commercial launch of ARCALYST, we have seen a shift in the treatment paradigm, with healthcare professionals prescribing ARCALYST’s targeted immunomodulation before using corticosteroids. For these reasons, we believe that ARCALYST plays an important role in the effective treatment of recurrent pericarditis as a steroid-sparing therapy.

Clinical Trials

In June 2020, we reported results from RHAPSODY, our global, double-blind, placebo-controlled, randomized-withdrawal design, pivotal Phase 3 clinical trial of ARCALYST in subjects with recurrent pericarditis. RHAPSODY met its prespecified primary and all major secondary efficacy endpoints with statistical significance. Median [95% confidence interval (“CI”)] time to pericarditis recurrence for ARCALYST recipients in the randomized withdrawal period could not be estimated due to the low number of recurrences in the ARCALYST treatment arm. The median time-to-recurrence for placebo recipients was 8.6 [4.0-11.7] weeks (Hazard Ratio = 0.04, p<0.0001). ARCALYST recipients experienced a 96% reduction in risk of recurrent pericarditis events. 81% of ARCALYST recipients maintained clinical response at Week 16 of the randomized withdrawal period, compared to 20% of placebo recipients (p=0.0002). Consistent results were observed at Week 8 and Week 24 and were also highly statistically significant (p<0.0001 and p=0.0022, respectively). The proportion of ARCALYST recipients with absent or minimal pericarditis symptoms at Week 16 of the randomized withdrawal period was 81% compared to 25% for placebo recipients (p=0.0006). Consistent results were observed at Week 8 and Week 24 and were also highly statistically significant (p<0.0001 and p=0.0002, respectively). The percentage of trial days in which participants reported none/minimal pericarditis pain (NRS≤2) at Week 16 of the randomized withdrawal period (a secondary efficacy endpoint of the study) was 92% for ARCALYST recipients compared to 40% for placebo recipients (p<0.0001). Finally, the time to treatment response (NRS≤2 and CRP≤0.5 mg/dL for ARCALYST recipients was 5.0 [95% CI: 4-7] days. Median time to ARCALYST monotherapy was 7.9 [95% CI: 7.0-8.1] weeks. We believe these data show that ARCALYST demonstrates clinically meaningful outcomes associated with unmet medical need in recurrent pericarditis.

In November 2022, data from the long-term extension (“LTE”) portion of the RHAPSODY trial were presented, which demonstrated continued ARCALYST treatment beyond 18 months resulted in continued treatment response. The median [maximum at end of LTE] duration of continuous ARCALYST therapy for all participants in RHAPSODY was 23 [35] months; the median [maximum at end of LTE] duration of continuous ARCALYST therapy was 18 months [27] months for United States participants (n=45) and 29 [35] months for non-United States participants (n=29). The annualized incidence of pericarditis recurrences while on therapy for all participants (n=74) during the first 18 months of the LTE portion of the trial was 0.04 events per participant-year (compared to 4.4 events per participant-year prior to study entry), none of which were associated with an elevation in C-Reactive Protein (CRP). Participants (n = 52) were given the option at 18 months from their most recent pericarditis recurrence to continue or suspend ARCALYST treatment for observation. There were 33 participants who elected to continue ARCALYST treatment, and the only recurrence in this group was associated with a treatment interruption of 4 weeks. Of the participants who suspended treatment at 18 months (n=8), 75% (n=6) experienced pericarditis recurrences, all of which were associated with an elevation in CRP. The median (interquartile range) time-to-event was 11.8 (3.7, Not-Estimable) weeks. The 98% reduction in risk of recurrent pericarditis events in participants who continued ARCALYST treatment beyond 18 months (Hazard Ratio = 0.02, p<0.0001) was consistent with the results of the randomized withdrawal period.

Commercial Strategy for ARCALYST

Since our commercial launch of ARCALYST for the treatment of recurrent pericarditis in 2021, we have developed a focused and targeted commercial strategy. Our specialty salesforce calls on high-volume accounts and prescribers. Our salesforce is complemented by our medical affairs, payor and patient services teams who work to secure broad patient access to ARCALYST, educate communities, collaborate with patient advocacy groups and drive scientific understanding of recurrent pericarditis. Further, we have established an efficient marketing effort intended to educate and raise awareness of recurrent pericarditis among prescribers and patients and promote ARCALYST as the first and only treatment for this debilitating disease.

Using these resources, our commercialization efforts are focused on four strategic imperatives to increase the uptake and adoption of ARCALYST as well as ensuring a positive patient experience.

First, we are focused on increasing awareness of the disease and its impact on patients’ lives. We believe disease awareness is essential to enable physicians to diagnose recurrent pericarditis earlier in its disease course and to treat the underlying disease, rather than to episodically manage individual flares. Our sales and marketing teams work to educate patients and prescribers about the signs, symptoms, duration and treatment of the disease, and the impact that recurrent pericarditis has on patients’ lives. We have further partnered with each of NHL Hall-of-Famer Henrik Lundqvist and GRAMMY® Award-Winning Singer-Songwriter Carly Pearce as part of our Life DisRPted™ Campaign to drive awareness of recurrent pericarditis.

Second, we aim to secure broad patient access at a price that reflects ARCALYST’s value as the first and only FDA-approved therapy for recurrent pericarditis. Helping to ensure affordability and access to treatment by patients is one of our core principles. To this end, we offer a suite of programs to support affordability for eligible patients who are prescribed ARCALYST.

Third, we have built a robust patient support program to optimize patient experiences with ARCALYST and Kiniksa. Our Kiniksa OneConnect™ program offers personalized treatment support for eligible patients prescribed ARCALYST. This program is designed to ensure patients have a positive experience from initiating ARCALYST therapy through the end of their treatment.

Fourth, we are working to improve the patient journey for those suffering from recurrent pericarditis. For example, in 2024 we announced our sponsorship of the American Heart Association’s Addressing Recurrent Pericarditis initiative. This initiative is designed to facilitate knowledge-sharing across a collaborative network of healthcare providers around the United States and streamline patient access to expert care. The participating healthcare sites offer patients dedicated, expert care and aim to shorten patients’ journeys to diagnoses.

Our Product Candidates

KPL-387

Overview

KPL-387 is an investigational, fully human immunoglobulin G2 monoclonal antibody that binds IL1-R1, inhibiting the signaling of both IL-1α and IL-1β cytokines. KPL-387 is an independently developed asset that we believe has the potential to further advance recurrent pericarditis treatment options for patients with the potential to add the convenience of monthly subcutaneous dosing with a liquid formulation. In June 2024, we initiated a Phase 1 clinical trial of KPL-387 in normal healthy volunteers and data from such study suggests that KPL-387 holds the potential for monthly subcutaneous dosing. In February 2025, we announced our plan to initiate a Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis in mid-2025. We expect data from the Phase 2 portion of the trial in the second half of 2026.

Mechanism of Action

KPL-387 binds IL-1R1, inhibiting the signaling of IL-1α and IL-1β cytokines. We believe there are diseases of the cardiovascular system where tissue inflammation may be driven by IL-1α and/or IL-1β, and we intend to consider development of KPL-387 in these indications and in others where we believe IL-1α and/or IL-1β plays a key role in disease pathophysiology.

Our Solution

We are developing KPL-387 for the treatment of recurrent pericarditis. We believe its formulation offers the potential opportunity for convenient delivery in a prefilled syringe or autoinjector once a month.

Preclinical Development and Clinical Trials

Preclinical Development

In vitro studies with KPL-387 demonstrated its ability to potently inhibit IL-6 production from peripheral blood mononuclear cells when stimulated with either Il-1α or IL-1β. In vivo pharmacokinetic studies of KPL-387 in non-human primates demonstrated good pharmacokinetic properties. We believe that these pharmacokinetic data, combined with the potent inhibition of IL-1 signaling that we observed in vitro, suggest that this therapeutic effect could be achieved with monthly subcutaneous administration in future clinical studies.

Phase 1 Clinical Trial

In June 2024, we initiated a Phase 1 clinical trial of KPL-387 in healthy volunteers. Topline data from the trial have shown that a single subcutaneous dose of KPL-387 maintained levels in circulation sufficient to support our belief that KPL-387 could offer the potential for monthly subcutaneous dosing in recurrent pericarditis, a chronic disease that can last for years. We aim to further explore this hypothesis during Phase 2 development.

Phase 2 Clinical Trial

In February 2025, we announced our plan to initiate a Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis in mid-2025. We expect data from the Phase 2 portion of the trial in the second half of 2026.

KPL-1161

KPL-1161 is an independently developed, pre-clinical, Fc-modified immunoglobulin G2 monoclonal antibody that binds IL-1R1, inhibiting IL-1α- and IL-1β-mediated signaling. KPL-1161 is a modified version of KPL-387 designed to have an increased drug half-life that we believe could support quarterly subcutaneous dosing. We are currently conducting pre-clinical development of this asset.

Abiprubart

Abiprubart is an investigational monoclonal antibody inhibitor of CD40-CD154 costimulatory interaction. We previously announced a Phase 2b clinical trial of abiprubart in Sjögren’s Disease. In February 2025, we announced our plans to discontinue development of abiprubart in the indication and explore strategic alternatives for the asset. We previously conducted a proof-of-concept Phase 2 clinical trial of abiprubart in RA. We believe that disrupting the CD40-CD154 co-stimulatory interaction is an attractive approach to addressing multiple autoimmune disease pathologies. We also believe that abiprubart’s ability to be administered in a high-concentration subcutaneous formulation that enables monthly dosing potentially distinguishes it from other competitors.

In July 2024, we commenced a Phase 2b clinical trial of abiprubart in Sjögren’s Disease. In February 2025, as part of our strategic reprioritization of our portfolio and certain capital allocation considerations, we announced our plans to discontinue our Phase 2b clinical trial of abiprubart in Sjögren’s Disease. We expect to immediately end clinical trial enrollment and initiate winddown activities.

Mavrilimumab

Mavrilimumab is a fully-human monoclonal antibody that is designed to antagonize GM-CSF signaling by binding to the alpha subunit of the GM-CSF receptor. In February 2025, we delivered a notice of termination to MedImmune, notifying them of our intent to terminate for convenience the MedImmune Agreement (as defined below) effective May 22, 2025.

In 2022, we granted Huadong exclusive rights to develop and commercialize mavrilimumab in the Asia Pacific region, excluding Japan. In February 2025, we provided written notice to Huadong that Huadong has not conducted material development activity with respect to mavrilimumab in the People’s Republic of China for a continuous period in excess of six months as required under the mavrilimumab Huadong Collaboration Agreement. Unless Huadong conducts material development activity within 60 days of the notice, the mavrilimumab Huadong Collaboration Agreement will terminate in April 2025.

Discovery Activities

We conduct internal discovery activities directed toward wholly owned molecules for the treatment of debilitating disease targets where we believe there to be a strong mechanistic rationale and potential for clear differentiation from existing approved agents or those in development.

Manufacturing

We do not currently own or operate any late-stage manufacturing facilities. Although we have built a development and manufacturing facility to produce drug substance to support certain research, preclinical and other clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain of our early-stage product candidates for the majority of our clinical development efforts, as well as for the commercial manufacture of ARCALYST and our future products. Regeneron currently manufactures and supplies all of our requirements of ARCALYST for development and commercial activities pursuant to the Supply Agreement (as defined below). The Supply Agreement terminates upon the sooner of the termination of the Regeneron Agreement and the date of the completion of the transfer of technology related to the manufacture of ARCALYST drug substance. Regeneron, in turn, relies upon a third party CDMO to conduct fill/finish operations for ARCALYST. We are currently conducting a transfer of technology related to the manufacturing process of ARCALYST drug substance and the analytical testing methods of ARCALYST drug substance and drug product. As part of this process, we are working with Samsung, who will serve as the new manufacturer of ARCALYST drug substance and CTLs who will serve as the new analytical testing labs of ARCALYST drug substance and drug product. See, Risk Factors – Risks Related to Manufacturing and Our Reliance on Third Parties – We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to Samsung and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.”

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

Commercial Operations

Our commercial team combines dozens of years of pharmaceutical commercial leadership experience with a passion for helping patients with significant unmet medical need. Since March 2021, we have marketed ARCALYST, our only commercial product, in the United States for recurrent pericarditis and have established our own specialty salesforce to expand our commercialization efforts nationwide. Our salesforce is complemented by our medical affairs, payor and patient services teams. In 2024, we launched a number of initiatives intended to increase disease awareness of recurrent pericarditis, including sponsoring the American Heart Association’s Addressing Recurrent Pericarditis initiative and launching our Life DisRPted campaign. For more information, see “Business—Our Products—ARCALYST – Commercial Strategy for ARCALYST.”

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

We believe the key competitive factors affecting the success of ARCALYST and any product candidates that we successfully develop and commercialize, are their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related products, market acceptance by prescribers and patients, the level of biosimilar competition and the availability of reimbursement from government and other third party payors. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient (including method of delivery and administration by the patient) or are less expensive than our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, if a competitor obtains regulatory approval for an orphan drug before us, and we are developing a product candidate for the same orphan indication, subject to applicable jurisdictional laws, Orphan Drug exclusivity may no longer be available for our product candidate, if approved, unless we can show a significant benefit over the already approved orphan drug. Moreover, where we and a competitor are developing the same or similar drug for the same orphan indication, and the competitor is first to obtain regulatory approval and is granted orphan exclusivity, subject to applicable jurisdictional laws, we may be denied regulatory approval of our product candidate for such orphan indication for the duration of the competitor’s Orphan Drug exclusivity period. This may allow a competitor to gain a market advantage ahead of any potential commercialization of one of our product candidates, if approved. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of biosimilar products. See “Risk Factors—Risks Related to Competition, Executing our Strategy and Managing Growth—We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.”

We are aware of the following products currently marketed or in clinical development for the treatment of the diseases that we are targeting or may plan to target:

ARCALYST

Recurrent Pericarditis: We are not aware of any FDA-approved therapies for recurrent pericarditis, but we are aware of three competitors developing treatments for this indication. CardiolRx is an oral cannabidiol being developed by Cardiol Therapeutics in a Phase 2/3 setting, targeting patients who are discontinuing treatment with an IL-1 blocker. R-Pharm International is developing goflikicept, which inhibits IL-1α/IL-1β-induced signaling. This drug is approved and marketed in Russia but its Phase 2/3 United States trial has been suspended as of November 2024. Ventyx Biosciences is developing VTX2735, which is designed to inhibit the NLRP3 inflammasome, an intracellular sensor of a broad range of danger signals, that leads to the release of IL-1β and IL-18. In addition to their development program in CAPS, Ventyx Biosciences has announced their intention to initiate a Phase 2 trial of VTX2735 in recurrent pericarditis in January 2025.

Dual IL-1α and IL-1β Inhibition: Other drugs, while not approved for the treatment of recurrent pericarditis, also inhibit IL-1α/IL-1β-induced signaling. Anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, is currently approved for use in RA, CAPS and DIRA. Lutikizumab is being developed by Abbvie for the treatment of hidradenitis suppurativa and goflikicept is currently in development for recurrent pericarditis.

IL-1β Inhibition Alone: There are also drugs that inhibit IL-1β-induced signaling but do not inhibit IL-1α-induced signaling. Canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation, is currently approved for use in CAPS, Tumor Necrosis Factor Receptor Associated Periodic Syndrome (TRAPS), Hyperimmunoglobulin D

Syndrome (HIDS), Mevalonate Kinase Deficiency (MKD), Familial Mediterranean Fever (FMF), Adult Onsent Still’s Disease (AOSD), Systemic Juvenile Idiopathic Arthritis (SJIA) and gout flares.

Other Competitors. We are also aware of several other molecules that do not directly compete with our approved indications for ARCALYST but nonetheless target IL-1α and/or IL-1β directly or indirectly. Clinical stage development programs targeting IL-1α and/or IL-1β directly or indirectly via the NLRP3 inflammasome include: lutikizumab (by Abbvie for the treatment of hidradenitis suppurativa, ulcerative colitis, atopic dermatitis and Crohn’s Disease); ZYIL-1 (by Zydus Lifesciences in amyotrophic lateral sclerosis); HT-6184 (by Halia in myelodysplastic syndromes, inflammatory pain); MRT-8102 (by Monte Rosa Therapeutics, no development indications announced); OLT1177 (by Olatec Therapeutics in osteoarthritis of the knee and acute gout flares); DFV-890 (by Novartis in FCAS); Selnoflast (by Roche, no indications announced); NT-00249 (by NodThera, no indications announced); NT-0796 (by NodThera in obesity); Somalix and Inzomelid (by Roche, no indications announced); VTX-3232 (by Ventyx Bioscience in Parkinson’s); SSGJ-613 (by Sunshine Guojian Pharmaceuticals in acute gout); Natrunix (by XBIOTECH Inc in rheumatoid arthritis, axial spondylarthritis); AVTX-009 (by Avalo Therapeutics in hidradenitis suppurativa); CAN-10 (by Cantargia in healthy subjects and plaque psoriasis) and VENT-02 (by Ventus Therapeutics, no indications announced). There are also therapies that modulate IL-1α-induced signaling in preclinical and clinical development for diseases other than recurrent pericarditis from Johnson & Johnson and XBIOTECH USA, INC.

KPL-387

Since we currently expect to develop KPL-387 for the treatment of recurrent pericarditis, we believe that it will compete with the same assets as those described under “Business—Competition—ARCALYST”, which includes a number of drugs that target IL-1α and/or IL-1β.

For recurrent pericarditis, there are a number of drugs in development that explore alternative dosing methods and frequencies to the once-weekly subcutaneous dosing method of ARCALYST, the only currently FDA-approved treatment. Both CardiolRx and VTX2735, in Phase 3 and 2 development by Cardiol Therapeutics and Ventyx Biosciences, respectively, are being investigated for oral administration. Goflikicept, currently marketed solely in Russia, though with prior clinical studies conducted in the United States, is dosed subcutaneously every two weeks following an initial loading dose. We expect that additional therapies offering even more convenient dosing, including those listed in the sections above, may enter the market, including therapies that offer quarterly dosing. For KPL-387 to succeed on a commercial basis, if approved, we expect that it will need to compete against such drugs by offering a more convenient dosing regimen and/or an improved risk-benefit profile than other available options.

Abiprubart

There are various programs in clinical development antagonizing the CD40 / CD154 costimulatory pathway; however, we believe the high concentration liquid formulation of abiprubart may enable chronic subcutaneous dosing at a higher dose level than other similar drugs, which could be a key differentiator.

Sanofi S.A./ImmuNext Inc. are developing frexalimab (anti-CD40L) for the treatment of Multiple Sclerosis, Systemic Lupus Erythematosus, Type 1 Diabetes and Focal segmental glomerulosclerosis; Biogen, Inc. and UCB S.A. are developing dapirolizumab pegol (anti-CD40L) for the treatment of moderately to severely active Systemic Lupus Erythematosus; and Eledon Pharmaceuticals, Inc. is developing AT-1501 (anti-CD40L) for use by patients undergoing kidney transplantation. Such drugs are being developed for intravenous administration only. Other programs present the potential for subcutaneous administration. Innovent Bio is developing IBI-355 (anti-CD40L, no indication announced) and H. Lundbeck A/S is developing Lu AG22515 (bi-specific, anti-CD40L & Albumin (scFv)2-Fab, no indication announced).

License and Acquisition Agreements

Out-Licensing Agreements

Genentech Agreement

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

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. In total, we have recognized $50.0 million in additional payments from Genentech related to delivery of certain drug material to Genentech and Genentech’s achievement of development milestones under the Genentech License Agreement. We remain eligible to receive up to approximately $570.0 million in additional contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling our upstream financial obligations. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

Pursuant and subject to the terms of the Genentech License Agreement, Genentech has the exclusive worldwide right to conduct development and commercialization activities for Genentech Licensed Products at its sole cost. In 2024, we fulfilled our responsibility under the Genentech License Agreement to complete the Phase 2b clinical trial assessing the efficacy, safety and tolerability of vixarelimab in reducing pruritis in prurigo nodularis.

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

In February 2025, we provided written notice to Huadong that Huadong has not conducted material development activity with respect to mavrilimumab in the People’s Republic of China for a continuous period in excess of six months as required under the mavrilimumab Huadong Collaboration Agreement. Unless Huadong conducts material development activity within 60 days of the notice, the mavrilimumab Huadong Collaboration Agreement will terminate on April 25, 2025.

Under the Huadong Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which includes $12.0 million for the Huadong Territory license of ARCALYST and $10.0 million for the Huadong Territory license of mavrilimumab. In the fourth quarter of 2024, following the achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20.0 million, which was received in the first quarter of 2025. We remain eligible to receive up to approximately $50.0 million in sales-based milestone payments for ARCALYST. Due to its termination, we do not expect to receive any future payments under the mavrilimumab Huadong Collaboration Agreement. Huadong will also be obligated to pay us tiered percentage royalties ranging from the low to mid-teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable for ARCALYST on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory.

Pursuant and subject to the terms of the Huadong Collaboration Agreements, Huadong has the exclusive right to conduct Huadong Territory-specific development activities for ARCALYST in the Huadong Territory, the first right to support global development of ARCALYST by serving as the sponsor of the global clinical trials conducted in the Huadong Territory and the exclusive right to commercialize ARCALYST in the Huadong Territory. Huadong will be responsible for all costs of development activities and commercialization in the Huadong Territory. We and Huadong participate in a joint steering committee, which coordinates and oversees the exploitation of ARCALYST in the Huadong Territory.

We will supply certain materials to support development and commercialization activities for ARCALYST.

Absent early termination, the ARCALYST Huadong Collaboration Agreement will continue on a country-by-country or region-by-region basis until there are no more royalty payments owed to us in such country or region. Huadong has the right to terminate the ARCALYST Huadong Collaboration Agreement at its discretion upon 12 months’ notice and either party may terminate the ARCALYST Huadong Collaboration Agreement in the event of an uncured material breach of the other party or in the case of insolvency of the other party. In addition, we may terminate the ARCALYST Huadong Collaboration Agreement if Huadong or its affiliates or sublicensees challenges the scope, validity, or enforceability of our patent rights being licensed to Huadong. If Huadong and its affiliates do not conduct any material development or commercialization activities for ARCALYST in the People’s Republic of China for a continuous period of longer than six months, then, subject to certain exceptions, we may terminate the ARCALYST Huadong Collaboration Agreement with 60 days’ prior written notice. In addition, Huadong’s rights under the ARCALYST Huadong Collaboration Agreement in certain regions within the Huadong Territory may be subject to termination upon failure by Huadong to perform certain clinical, development or commercialization activities, as applicable, in such regions.

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

Regeneron has a right of first negotiation over our engagement of any third party to support our promotional activities in excess of a specified level and over the assignment or sale of our rights to any product containing ARCALYST to a third party. In addition, we will need Regeneron’s prior written consent for the sublicense of certain rights to a third party, provided that such consent shall not be unreasonably withheld, conditioned or delayed with respect to the sublicensing of rights outside of the United States. Furthermore, under certain circumstances, we will need Regeneron’s prior consent to assign our rights under the Regeneron Agreement.

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

License Agreement with MedImmune

In December 2017, we entered into a license agreement with MedImmune (subsequently acquired by AstraZeneca PLC) (the “MedImmune Agreement”), pursuant to which MedImmune granted us an exclusive, sublicensable, worldwide license to certain intellectual property rights to make, use, develop and commercialize mavrilimumab and any other product containing an antibody to the GM-CSF receptor alpha that is covered by certain MedImmune patent rights for all indications. We also acquired non-exclusive licenses to other MedImmune technology for use in exploiting licensed products. We also acquired reference rights to relevant manufacturing and regulatory documents, and MedImmune’s existing supply of mavrilimumab drug substance and product. We were obligated to use commercially reasonable efforts to develop and commercialize the licensed products.

In February 2025, we delivered a notice of termination to MedImmune, notifying them of our intent to terminate for convenience the MedImmune Agreement effective May 22, 2025. Following such termination effective date, the rights and licenses granted to us by MedImmune pursuant to the MedImmune Agreement will terminate.

Under the MedImmune Agreement, we paid a total of $23.0 million in connection with upfront fees, a pass-through payment and milestone payment related to the achievement of specified clinical milestones.

Biogen Asset Purchase Agreement

In September 2016, we entered into an asset purchase agreement (the “Biogen Agreement”) with Biogen MA Inc. (“Biogen”) to acquire all of Biogen’s right, title and interest in and to certain assets used in or relating to vixarelimab and other antibodies covered by certain patent rights, including patents and other intellectual property rights, clinical data, certain contracts, know-how and clinical drug supply (the “Acquired Biogen Assets”). In addition, Biogen granted us a non-exclusive, sublicensable, worldwide license to certain background patent rights related to the vixarelimab program. Under the Biogen Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize the Acquired Biogen Assets.

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

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries, and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We plan to protect our proprietary position using a variety of methods, which include pursuing United States and foreign patent applications related to our proprietary technology, inventions and improvements, which can include compositions of matter, drug product formulations, methods of use and methods of manufacture. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

ARCALYST

We have a field-specific exclusive license under the Regeneron Agreement to granted patents and pending applications in the United States and numerous other jurisdictions relating to ARCALYST. As of December 31, 2024, the patent rights in-licensed under the Regeneron Agreement relating to our program include three granted patents in the United States and a patent granted in Japan. In addition, the patent rights in-licensed under the Regeneron Agreement relating to our program include patent applications that are pending in the United States, Canada, Europe and selected countries in Asia. A United States patent covering ARCALYST as a composition of matter expired in 2020, and relevant composition of matter patents issued outside of the United States expired in 2023. Four patents covering methods of using ARCALYST in the treatment of recurrent pericarditis have issued in the United States and have a statutory term that expires in 2038, not including any patent term adjustment. In March 2021, the FDA granted approval for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, which granted us seven years of marketing exclusivity in the United States. See “Business—In-Licensing Agreements – License Agreement with Regeneron” above for additional information on our rights under the Regeneron Agreement.

KPL-387

We own pending patent applications relating to KPL-387, which cover formulations and methods of manufacturing KPL-387. If issued, such patents will have statutory expiration dates in 2045, not including any patent term extensions or adjustments. We also own a pending patent application covering methods of using KPL-387 in the treatment of recurrent pericarditis. If issued, patents covering methods of using KPL-387 in treating recurrent pericarditis will have statutory expiration dates in 2046, not including any patent term extensions or adjustments. If we are successful in obtaining regulatory approval of KPL-387 for the treatment of recurrent pericarditis, we also expect to rely on data exclusivity and orphan exclusivity to protect our market position. For example, in the United States, a new biologic product receives 12 years of data exclusivity upon receiving regulatory approval. In the EU, a new product generally receives eight years of data exclusivity and an additional two years of market exclusivity upon regulatory approval. See “Business –Government Regulation - Biosimilars and Exclusivity; Government Regulation - Orphan Drug Designation; Government Regulations - Regulatory Framework in the European Union - Data and Marketing Exclusivity; and Government Regulations - Regulatory Framework in the European Union – Orphan Medicinal Products” below for additional information on regulatory exclusivities.

KPL-1161

We own a pending patent application relating to KPL-1161, which covers composition of matter. If issued, patents covering the composition of matter will have statutory expiration dates in 2046, not including any patent term extensions or adjustments.

Abiprubart

We own, via our acquisition of Primatope, granted patents and pending patent applications in the United States and numerous other jurisdictions relating to abiprubart. We also have an exclusive license with BIDMC to granted patents and pending patent applications in the United States and numerous other jurisdictions relating to abiprubart. These patents and patent applications cover abiprubart as a composition of matter and its use. As of December 31, 2024, the patent rights acquired from Primatope include four patents granted in the United States and 32 patents granted in other jurisdictions, including Australia, Brazil and selected countries in Europe and Asia. In addition, the patent rights acquired from Primatope include patent applications pending in the United States, Australia, Europe, Canada, and selected countries in Asia. The issued composition of matter patents acquired from Primatope have statutory expiration dates in 2036, not including any patent term extensions or adjustments. As of December 31, 2024, the patent rights licensed from BIDMC include two patents granted in the United States and 58 patents granted in other jurisdictions, including Australia, Canada and selected countries in Europe and Asia. In addition, the patent rights licensed from BIDMC include patent applications pending in the United States, Europe and Canada. The issued composition of matter patents licensed from BIDMC have statutory expiration dates in 2032, not including any patent term extensions or adjustments. Patent term extension could extend the expiration date of one patent in the United States and patents in certain other jurisdictions, each in accordance with applicable law.

Other Intellectual Property

In addition to the above, we maintain certain other intellectual property, including patents, trademarks and know-how, related to our pre-clinical development and broader Kiniksa brand.

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

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

●	Completion of extensive preclinical tests, animal studies, and toxicology, pharmacology and formulation studies in accordance with applicable regulations, including Good Laboratory Practice (“GLP”) regulations;
●	Submission to FDA of an investigational new drug application (an “IND”) which must become effective before human clinical trials may begin;
●	Approval by an independent institutional review board (an “IRB”) overseeing each clinical trial site, in each case before a trial may be initiated;
●	Performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices (“GCPs”) and other clinical trial related regulations to evaluate the safety and efficacy of the product candidate for each proposed indication;
●	Submission to FDA of a BLA for marketing approval after completion of the required pivotal clinical trials;
●	Satisfactory completion of any FDA pre-approval inspections of the manufacturing facility or facilities where the product will be produced to assess compliance with cGMPs; and
●	FDA review and approval of the BLA.

Preclinical Studies

Before testing any biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. The preclinical development stage generally involves laboratory evaluations of the chemistry, formulation and stability of the product candidate, as well as animal trials to evaluate toxicity. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP regulations. The sponsor must submit the results of the preclinical studies as part of an IND, along with other information, including information about chemistry, manufacturing and controls (“CMC”). An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA places the clinical trial on hold and the IND sponsor must resolve any outstanding issues before clinical trials can proceed.

Clinical Trials

Clinical trials involve the administration of the investigational product to normal healthy volunteers or participants under the supervision of qualified investigators. Clinical trials must be conducted in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials also must be conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, participant selection and inclusion/exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, an IRB representing each institution at which the clinical trial will be conducted must review and approve the plan for any clinical trial, including, among other things, the protocol and informed consent information to be provided to clinical trial subjects or their legal representatives, to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also must monitor the clinical trial until completed.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

●	Phase 1 clinical trials generally involve a small number of healthy participants. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability and safety of the drug.
●	Phase 2 clinical trials involve studies in participants with the target disease or condition to determine the optimal dose and dosing schedule. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
●	Phase 3 clinical trials generally involve a larger number of participants at multiple, geographically dispersed clinical trial sites and are designed to provide the data necessary to demonstrate the effectiveness of the product candidate for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product candidate and provide an adequate basis for product labeling and approval.

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

BLA Review and Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting marketing approval for a product for one or more indications. To support marketing approval, the data submitted from company sponsored clinical trials or potentially other alternative sources must be sufficient in quality and quantity to establish the safety, purity and potency (or efficacy) of the investigational product to the satisfaction of the FDA. In relevant cases, the BLA must include data relevant to safety, efficacy and dosing for pediatric populations. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

In most cases, the submission of a BLA is subject to a substantial application user fee. Within 60 days following submission of the application, the FDA reviews all BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may require the sponsor to provide additional information before accepting the BLA for filing. Once the BLA submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Most BLAs are reviewed within ten months from the filing date or six months from the 60-day filing date for BLAs with priority review, subject in each case to extensions by the FDA.

Before approving a BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs and are adequate to ensure consistent product production within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with GCP requirements and the integrity of the clinical data submitted to the FDA.

Additionally, the FDA may refer applications for novel biologic candidates, which present challenges in interpretation of the safety or efficacy data, to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions on approval.

The BLA approval process is lengthy and difficult, and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the BLA. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter.

FDA approval authorizes commercial marketing of a drug or biologic product with specific prescribing information and for specific indications. As a condition of approval, the FDA may require, among other things, post-approval trials or testing and surveillance programs to monitor the product after commercialization or implementation of a risk evaluation and mitigation strategy (“REMS”) to ensure the benefits of the product outweigh the potential risks. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs, or new safety findings after market introduction. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to Orphan Drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity.

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

A product candidate intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a product receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify the predicted clinical benefit. A product that receives accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The FDA may designate a product candidate for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a biologic designated for priority review in an effort to facilitate the review. The FDA endeavors to review original BLAs with priority review designations within six months of the filing date as compared to ten months under its standard review goals.

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

Post-approval Requirements

Once a BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs and biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet and social media. Drugs and biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports are required following FDA approval of a BLA.

In addition, FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. We rely, and expect to continue to rely, on third party CDMOs for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. We, and our CDMOs are required to register our establishments with the FDA and certain state agencies. Registration with the FDA subjects us and our CDMOs to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, we and our CDMOs must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in, among other things:

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

Under the BPCIA, a manufacturer may submit an application for a biological product that is “biosimilar to” or “interchangeable with” a previously approved “reference product.” Biosimilarity requires that the biological product be highly similar to the reference product and that there be no clinically meaningful differences in safety, purity and potency. This must be demonstrated through analytical studies, animal studies and a clinical trial or trials. In order to meet the higher hurdle of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product.

Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product.

Foreign Government Regulation

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials, marketing authorization, post-marketing requirements and any commercial sales and distribution of products approved in such jurisdictions. The product approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Regulatory Framework in the European Union

Clinical Trials

Clinical trials of medicinal products in the European Union (“EU”) are governed by the Clinical Trials Regulation (EU) No 536/2014 (the “CTR”), which became applicable on January 31, 2022, and repealed the Clinical Trials Directive. The CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

While the Clinical Trials Directive required a separate clinical trial application (a “CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include information concerning the trial protocol and the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Once the CTA is approved, clinical study development may proceed. Documents and data from the CTA are made publicly available through CTIS at time of decision about the clinical trial, subject to the redaction of personal data and confidential information.

Since January 2025, all clinical trials (including those which are ongoing but approved under the previous legal framework) are subject to the provisions of the CTR.

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

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. New products authorized for marketing (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity upon receiving an MA. During the data exclusivity period in the EU, biosimilar applicants may not rely on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a biosimilar MA. During the market exclusivity period in the EU, a biosimilar MAA can be submitted and approved, and data previously covered by data exclusivity may be referenced, but no biosimilar product can be commercialized until the expiration of such period (for a total of ten years of data and market exclusivity). The overall ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

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

Post-approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the EU member states. The holder of an MA for a medicinal product must also comply with pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (a “QPPV”) who is responsible for the establishment and maintenance of that system and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

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

Failure to comply with EU and national laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant an MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. In February 2023, the EU and UK reached an agreement, known as the Windsor Framework, on the future of trade with Northern Ireland, which amends certain aspects of the Northern Ireland protocol. Pursuant to the Northern Ireland protocol, different medicinal product regulatory regimes applied in Great Britain (being England, Scotland and Wales) and Northern Ireland. In particular, Northern Ireland was bound by EU law concerning medicinal products, whereas Great Britain was not. The Windsor Framework corrects this by disapplying EU pharmaceutical law in Northern Ireland and ensuring regulatory continuity between Great Britain and Northern Ireland. In practice this means that, since these provisions took effect on January 1, 2025, medicinal products destined for sale in both Great Britain and Northern Ireland must be sold under one marketing authorization (MA), and in the same packaging and labelling.

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

Other Healthcare Laws

In the U.S., activities of pharmaceutical manufacturers are subject to numerous other federal, state, and local laws designed to, for example, prevent “fraud and abuse” in the delivery of and payment for healthcare; promote transparency in interactions with others in the healthcare industry; require reporting of drug prices and payment of rebates or offering of discounts to certain government programs and public and private payors; and regulate government payment for drugs. These laws are enforced by various federal and state enforcement authorities and non-compliance, or alleged non-compliance, with such laws could adversely affect our reputation, our business and our financial results. Similar laws exist in foreign jurisdictions, including the EU, as well.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of approved biological products. Governments around the world are exploring cost containment programs, including price controls, reimbursement restrictions, and requirements for biosimilar substitution. In the United States and markets in other countries, patients rely on third party payors to reimburse healthcare costs. Third party payors include government authorities, managed care plans, private health insurers and other organizations.

In the United States, the process for determining whether a third party payor will provide coverage and the related coverage criteria for a biological product typically is separate from, but related to, the process for setting the price of such product or for establishing the level of reimbursement that the payor will pay for the product once coverage is approved. Third party payors may limit coverage or take other action to control utilization of covered products, including restricting coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication, or place products at certain formulary levels that result in lower reimbursement levels, which results in higher cost-sharing financial obligation imposed on patients. Additionally, coverage, coverage criteria, and reimbursement for products can differ significantly from payor to payor. One third party payor’s decision to cover a particular medical product does not ensure that other payors will also provide coverage for the medical product or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process usually requires manufacturers to provide scientific, clinical and health economic support for the use of their products to each payor separately, which is a time-consuming process.

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

Healthcare Reform and Potential Changes to Healthcare Laws

Within the United States, federal and state governments have been active in proposing and implementing health care reform. Drug pricing and payment reform has been an ongoing focus for reform. Recent examples include federal legislation that eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (the “IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the prior Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first list of drugs announced in 2023). The IRA is anticipated to have a significant impact on the pharmaceutical industry. As another example, subsequent to the enactment of the IRA, in 2022, the Biden Administration announced its commitment to expanding certain IRA reforms. There have been significant and wide-ranging reforms to federal policy and the federal government under the new Trump Administration. Drug pricing and payment reform was a focus of the prior Trump Administration and that focus is likely to continue under the new Trump Administration. Other potential healthcare reform efforts under the Trump Administration may affect access to healthcare coverage or the funding of health care benefits. There is significant uncertainty regarding the nature or impact of any such reform as may be implemented by the Trump Administration through executive action or by Congress.

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

Healthcare reform efforts have been and may continue to be subject to scrutiny, legal challenge and subsequent amendment, creating further uncertainty.

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

Outside the United States, there are also reform efforts. In December 2021, the EU adopted Regulation No 2021/2282 on Health Technology Assessment (the “HTA”). While the HTA entered into force in January 2022, it only became applicable to apply from January 2025 and will have a phased implementation depending on the concerned products. The HTA intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The HTA permits EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

In April 2023, the Commission published its long-awaited proposals to revise the EU’s pharmaceutical legislation. The proposals seek to balance supporting innovation and increasing affordability and availability of medicines. The most controversial proposal is the shortening of regulatory protection periods to six (6) years of data exclusivity and two (2) years of market exclusivity (rather than the current eight (8) years data exclusivity and two (2) years market exclusivity). Other proposals include: (i) a transferable data exclusivity voucher for ‘priority antimicrobials’ entitling the holder to an additional one year data protection for any other centrally approved product (provided this is used within the first four years of data protection for that product) in an effort to encourage the development of new antimicrobials capable of combating antimicrobial resistance; (ii) greater flexibility for hospital pharmacies to prepare product for dispensing products in response to individual prescriptions; (iii) compulsory licenses for public health emergencies which would lead to suspension of data and market exclusivities while the compulsory license is in place; (iv) further transparency and disclosure requirements; (v) requirements for MAA to include an environmental risk assessment for the product; and (vi) streamlining regulatory procedures, reducing approval timeline by over 50 days for centrally authorized products. In April 2024, the European Parliament adopted its position at first reading of the two EU legislative proposals. Certain of the legislative changes proposed by the Commission were revised by the European Parliament. For example, the Parliament wanted to introduce a minimum regulatory data protection period of seven and a half years in addition to two years of market protection. Companies would be eligible for additional periods of data protection if their product addresses an unmet medical need, if comparative clinical trials are conducted and if a significant share of the research and development takes place in the EU and at least partly in collaboration with EU research entities. Timelines for these proposed changes to legislation are currently unknown as the legislative proposals must be approved by the European Parliament and the European Council. It is unlikely that new legislation will be adopted before 2026.

Other Regulations

In additional to the regulations and laws described above, our business is subject to a number of other regulations that apply broadly to companies doing business in the healthcare space, including the following:

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
●United States federal, state and local laws, and similar foreign laws, regulations and standards governing the collection, use, access to, confidentiality and security of health-related and other personal information;
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

Human Capital

We aim to cultivate a highly-skilled and passionate team determined to deliver transformative therapies to the patients who need them most. As of December 31, 2024, we had 315 full-time employees, of which 301 were located within the United States and 14 were located outside of the United States.

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

Diversity, Equity and Inclusion. We value diversity and inclusion at all levels of our company. We believe that our business benefits from the different perspectives that a diverse workforce brings, and we pride ourselves on having an inclusive culture. Our diversity statement formally expresses our commitment to diversity, equity and inclusion (“DEI”) goals. This initiative is part of our broader effort to establish a systematic approach towards DEI. Our Code of Business Conduct and Ethics outlines our aim of cultivating a diverse and inclusive work environment. We mandate that our employees train annually on non-discrimination, antiracism, and promoting a diverse and inclusive workplace. As an additional demonstration of our focus on DEI, we signed the MassBio’s CEO Pledge for a More Equitable and Inclusive Life Sciences Industry to recognize racial inequity in our industry and to work towards a more equitable and inclusive life sciences industry.

Ethics in the Workplace. We aim to run a compliant and ethical business, which we believe attracts and maintains the highest caliber of executives and employees. Each employee of our company is required to confirm in writing that they understand and will comply with our policies, including but not limited to our Code of Business Conduct and Ethics, our insider trading and compliance policy, our policies against bribery and corruption and our policies regarding interactions with healthcare professionals. Employees are required to participate in periodic and as-needed trainings in order to refresh their understanding of our policies and provide additional instruction for new issues as and when they arise. For the clinical and manufacturing activities that we perform and oversee, we adhere to operating within the accepted GLP, GCP, cGMP and other similar regulatory guidelines. Overall, we believe that our commitment to quality and ethics throughout our business makes us a stronger, compliant and competitive organization.

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

Our Corporate Information

We were initially incorporated under the laws of Bermuda in July 2015 and, in April 2024, subsequently announced the completion of the change of place of incorporation of our principal holding company from Bermuda to the United Kingdom (the “Redomiciliation”), pursuant to a scheme of arrangement approved by both the Bermuda Supreme Court and our shareholders, which caused the shareholders of our former parent company, Kiniksa Pharmaceuticals, Ltd., to become the shareholders of our current parent company, Kiniksa Pharmaceuticals International, plc.

Our registered office is located at 23 Old Bond Street, London, W1S 4PZ, England, United Kingdom. The telephone number for our registered office is +1 (781) 431-9100. Our website address is www.kiniksa.com. The information contained on our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report.

As used herein, and unless the context otherwise requires, references to “we,” “us,” “our” and similar words or phrases prior to the Redomiciliation shall refer to Kiniksa Pharmaceuticals, Ltd. and from and after the Redomiciliation, to Kiniksa Pharmaceuticals International, plc. In addition, references to “ordinary shares” prior to the Redomiciliation are to Kiniksa Pharmaceuticals, Ltd.’s common shares and from and after the Redomiciliation are to Kiniksa Pharmaceuticals International, plc’s ordinary shares.

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

In addition, our continued commercialization of ARCALYST or successful commercialization of any of our current or future product candidates, if approved, could be materially adversely impacted by a number of foreseen and unforeseen factors, including:

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
●our inability to provide acceptable evidence of safety and efficacy;
●our inability to enable our products to be viewed as the product of choice within any indications for which they are approved;
●the prevalence and severity of side effects associated with any future product;
●our inability to compete with current or future competitor products and/or biosimilars;
●the convenience and ease of administration of our products relative to alternative therapies, if any;
●our inability or delay in gaining or maintaining reimbursement and broad patient access at a price that reflects the value of ARCALYST or any of our future products;
●our inability to address product labeling or product insert requirements, including any changes mandated by regulatory authorities after initial approval;
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
●publications of scientific literature, consensus papers and treatment guidelines unfavorable to the administration of our products and product candidates and/or the positioning of the class of drugs to which each of our products and product candidates belongs;
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

Governmental authorities, private health insurers and other third party payors have attempted to control costs through a number of efforts, including by delaying the time to reimbursement, by restricting the breadth of coverage, implementing utilization management controls such as requiring prior authorization, limiting the amount of reimbursement for particular products and increasing the proportion of the cost for which the patient is responsible. There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be limited to a subset of the patient population for which the treatment is approved by the FDA or similar regulatory authorities outside the United States including health technology assessment bodies in the EU and United Kingdom, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used. Coverage and reimbursement barriers by payors may materially impact the demand for, or the price at which we can sell, ARCALYST and any product candidate for which we obtain marketing approval, if any. If coverage and reimbursement are not available, or available only at limited levels, or if such coverage will require patient out-of-pocket costs that are unacceptably high, our ability to successfully commercialize ARCALYST or any of the product candidates for which we obtain marketing approval may be adversely affected. Moreover, any coverage or reimbursement that may be obtained may be decreased or eliminated in the future. For example, in January 2023, one of the large private health insurers that currently covers ARCALYST placed ARCALYST on its exclusion list for the CAPS indication, which could create hurdles for new patients seeking coverage for their prescriptions in all indications. In addition, obtaining and maintaining favorable coverage and adequate reimbursement may require us to offer pricing concessions to third party payors.

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

We may be unable to sustain any favorable coverage and reimbursement on an ongoing basis. Third party payors may also revisit their previously established coverage policies from time to time including their assessment of the relative value/benefit provided by a drug product compared to clinical alternatives, such as any competitive products with the same or similar indications and biosimilars. It is possible that a third party payor may consider our products and product candidates, if approved, as substitutable and only be willing to cover the cost of the alternative product. Even if we show improved efficacy, safety or improved convenience of administration with ARCALYST or any of our product candidates, if approved, pricing of competitive products may limit the amount we will be able to charge. Third party payors often introduce more challenging price negotiation methodologies when competitors exist or enter into the market. Third party payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. In some cases, when new competitor biosimilar products enter the market, there are mandatory price reductions for the innovator product. In other cases, payors employ “therapeutic category” price referencing and seek to lower the reimbursement levels for all treatment in the respective therapeutic category. Additionally, new competitor brand drugs can trigger therapeutic category reviews in the interest of modifying coverage and/or reimbursement levels. The potential of third party payors to introduce more challenging price negotiation methodologies could have a negative impact on our ability to continue to commercialize ARCALYST or successfully commercialize any of our product candidates, if approved. Third party payors may also employ challenging price negotiation tactics in the event of a proposed price increase of our current and future products. See “Risk Factors—Risks Related to Commercialization – It may be difficult for us to realize the benefit of increasing the price of certain of our commercialized products.”

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

In some countries, particularly countries in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, price negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain adequate reimbursement or favorable pricing approval in some countries, we may be required to conduct a potentially costly clinical trial that compares our product candidate to other available therapies or in population groups not previously observed. Failure to demonstrate sufficiently desirable results to such parties may result in adverse pricing or reimbursement decisions. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

We are subject to ongoing regulatory requirements for a number of our activities, including manufacturing, packaging, labeling, storage, distribution, advertising, promotion, sampling, record-keeping, adverse event reporting, conduct of post-marketing trials and submission of safety, efficacy and other post-market information for our products in the United States. Such obligations, along with continued regulatory review, may result in significant additional expense. In addition, approvals may come with potentially burdensome conditions. Furthermore, if we seek and receive approval from regulatory authorities outside of the United States for products or any of our product candidates in the future, we will be subject to such authorities’ requirements, which may be more stringent than our obligations in the United States. See “Business – Government Regulation – BLA Review and Approval” and “Business – Government Regulation – Post-Approval Requirements”

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. If we fail to comply with such requirements; if a regulatory agency discovers previously unknown problems with any of our current or future products, such as adverse events of unanticipated severity or frequency; if problems arise with the facility where a product is manufactured; or if a regulatory agency disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring suspension of sales and withdrawal of the product from the market. If we discover previously unknown problems with a product or product candidate, including adverse events of unanticipated severity or frequency, or with our manufacturing processes; fail to comply with regulatory requirements; or a regulatory agency or enforcement authority disagrees with the promotion, marketing or labeling of our products, such regulatory agency or enforcement authority may, among other things:

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

The development and marketing of pharmaceutical products and related arrangements with healthcare professionals, third party payors, patients, and other third parties in the healthcare industry are subject to a wide range of healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current and future products. See “Business – Government Regulation”.

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

We cannot be certain that any of our product candidates will be successful in their clinical trials. We also cannot be certain that they will receive regulatory approval, even after completing a successful pivotal clinical trial. We may also choose to cease development of a product candidate prior to conducting a pivotal trial for any reason, including capital conservation purposes. We may also choose not to commercialize a product candidate that has completed a pivotal trial or received regulatory approval, for a number of reasons, including commercial viability. Such decisions may be for a particular indication or be for the product candidate entirely. In the event that a product candidate is unsuccessful in its clinical trials, fails to receive regulatory approval or is unviable for another reason, our business may be materially harmed by limiting our ability to recoup our development expenses through a successful commercial launch.

Each of our product candidates requires substantial preclinical or clinical development and manufacturing support as part of our product development strategy. The clinical success of our current and future product candidates depends upon several factors, including, but not limited to, the following:

●submission to and authorization to proceed with clinical trials by the FDA under INDs and CTAs to applicable authorities outside of the United States for our product candidates to commence planned clinical trials or future clinical trials;
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

If we do not accomplish one or more of these factors in a timely manner or at all we could experience significant delays in, or an inability to, timely or successfully commercialize our product candidates. Failure to generate sufficient revenue from the commercialization of our current and future products, whether as a result of failing to obtain regulatory approvals or unsuccessfully commercializing such products may harm our ability to continue our operations by limiting our potential commercial prospects. In such an instance, we may need to seek capital elsewhere. See “Risk Factors – General Risk Factors – We have a history of operating losses and may require substantial additional financing in the future.”

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
●failure to perform in accordance with GCPs or applicable comparable regulatory guidelines in other countries;
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

If the results of our clinical trials, including clinical trials evaluating our current products in new indications, or clinical trials conducted by collaboration partners, reveal an unacceptable severity and prevalence of certain side effects, the FDA or applicable regulatory authority outside of the United States may suspend or terminate our clinical trials, or not authorize us to initiate further trials. In addition, if other molecules in the same or related class being developed or commercialized by third parties show the same or similar side effects as those we observed in our trials but to a greater degree or report new previously-unreported side effects, it could have an impact on the entire class of molecules, and the applicable regulatory authority may modify, suspend, or terminate our clinical trials; not authorize further clinical trials; require post-marketing clinical trial commitments or safety monitoring (e.g., REMS); or even suspend commercialization of any products or product candidates, as applicable, that contain a molecule within such class. Further, third parties may have rights to independently develop and commercialize our current and future products and product candidates, which may increase the likelihood of adverse safety results. For example, Regeneron retains worldwide rights to develop and commercialize ARCALYST for local administration to the eye and ear and oncology, and Huadong holds rights to develop and commercialize ARCALYST in the Huadong Territory. The development of our product candidates and, if approved, commercialization of our products for new indications or new patient populations by these third parties may increase the possibility of uncovering adverse safety results not previously discovered during our own clinical development process or United States commercialization. Such effects, if uncovered by such third parties, may lead to regulatory authorities ordering us to cease further development of, deny or withdraw any approval of any of our products or product candidates, or require onerous label changes, for any or all targeted indications.

In addition, the compassionate use of our products and product candidates, or evaluation of our products and product candidates by third parties via scientific collaborations (e.g., our collaborative study agreement exploring ARCALYST as a treatment for cardiac sarcoidosis) or investigator initiated studies could increase the possibility of generating adverse safety results that impact our commercialization of such products or our development of such product candidates. Such adverse safety results, when reported to regulatory authorities, may negatively impact the safety profile of the drug studied as a class effect and could result in the imposition of clinical holds on all clinical trials involving such product candidate regardless of the indication studied.

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

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in legislation, regulation or policy governing the development, approval and marketing of biological products may cause delays in our plans for submitting marketing applications and obtaining approvals for such applications, or we may be unable to obtain marketing approvals. For instance, comprehensive proposals have been made for the complete overhaul of the existing EU pharmaceutical legislation, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising eligibility for expedited pathways, etc.) was published in April 2023. The proposed revisions received a positive first reading of the European Parliament and European Council has yet to consider the legislative proposal. It is unlikely that the new law will be adopted through the EU legislative process before 2026. When adopted, the new law may have a significant impact on the biopharmaceutical industry in the long-term.

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
●our product candidates may have undesirable side effects, toxicities or other unexpected characteristics, causing us or our investigators, regulatory authorities or IRBs to reject, suspend or terminate the clinical trials; and
●the policies, regulations and guidelines of regulatory authorities regarding the development, approval and marketing of biologic products may significantly change, including in the United States, as a result of the

2025 change in presidential administration, which may render our clinical data, biologic manufacturing process and other supporting information insufficient for approval or restrict us from marketing our product candidates in the manner in which we anticipate.

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

We have received Orphan Drug exclusivity and designation in the United States for ARCALYST for the treatment of pericarditis. In addition, we have received Orphan Drug designation in the EU for ARCALYST for the treatment of idiopathic pericarditis. In the future, we may seek Orphan Drug designation for certain of our other product candidates in the United States or the EU. We may be unsuccessful in obtaining such designation for any of our other product candidates or unable to maintain the associated benefits for any of our other current or future product candidates that are granted Orphan Drug designation, if any. Even if we obtain Orphan Drug designation for certain product candidates for a particular orphan indication in the United States or the EU, we may not be the first to obtain marketing approval for such orphan indication due to the uncertainties associated with developing pharmaceutical products. In such case, subject to applicable laws in those jurisdictions, Orphan Drug exclusivity may no longer be available for our product candidates, if approved, unless we can show a significant benefit over the already approved orphan drug. Moreover, in the event our drug is deemed similar to the first approved orphan drug, we may be denied regulatory approval for our drug in such orphan indication for the duration of the Orphan Drug exclusivity period.

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

Due to the recent change in presidential administration, we face substantial uncertainty regarding potential regulatory developments in the United States that may adversely affect our business.

We face substantial uncertainty regarding the potential for changes in the regulatory environment in the United States following the change in presidential administration in January 2025. While many of the Trump Administration’s proposed policies appear to be focused on deregulation, the new administration and federal government could adopt legislation, regulation or policies that adversely affect our business, including by making it more difficult to continue to market ARCALYST or by creating a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory or policy changes regarding the standards for approving biologic products that we may be unable to satisfy or changes regarding the marketing of approved biologics that may limit or prohibit the advertising and promotion of ARCALYST and, if approved, our current or future product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

Additionally, because one objective of the current Trump administration appears to be to decrease spending in the federal government, the FDA could face staff reductions, which could impact the FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken by the Trump administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

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

We are party to a collaboration agreement with Huadong for ARCALYST. Until such time as Huadong is able to manufacture ARCALYST, either on its own or through a third party CDMO, we are its only source of drug supply. If our current supplier of drug substance and drug product for ARCALYST cannot produce sufficient quantities to satisfy our needs and Huadong’s needs, then this may have an adverse impact on our and Huadong’s business and operations.

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

In March 2023, Regeneron, our sole supplier of ARCALYST drug substance, initiated a technology transfer related to the manufacturing process of ARCALYST drug substance and the analytical testing methods of ARCALYST drug substance and drug product. Since then, we have worked to qualify Samsung who will serve as the new manufacturer of ARCALYST drug substance and new CTLs who will serve as the new testing labs of ARCALYST drug substance and drug product. We have also contracted with Samsung to document the technology transfer and enable the commercial manufacturing of ARCALYST drug substance should the technology transfer succeed.

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

In addition, because the Samsung manufacturing facility is located in South Korea, unlike Regeneron’s United States-based manufacturing facility, we may face new risks arising from tariffs, import/export restrictions, customs proceedings, product being lost or damaged during international shipping, differing regulations, supply chain interruptions and other risks inherent to international operations. These risks, should they occur, could increase our costs and affect our ability to meet clinical and commercial demand for ARCALYST, which could materially impact our business, financial condition and results of operations.

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

The third parties upon whom we rely for the supply of our products and product candidates are our sole source of supply, and the loss of any of these suppliers could significantly harm our business or the business of our partners.

The drug substance and drug product used in ARCALYST and KPL-387 are supplied to us from single-source suppliers and we obtain the drug substance and drug product used in abiprubart from a limited number of sources. For KPL-1161, we plan to manufacture drug substance in our in-house manufacturing facility and use a single supplier to manufacture drug product. While our in-house manufacturing capabilities have the limited capabilities to produce pre-clinical and early-stage clinical drug supply, we lack internal large-scale manufacturing capabilities necessary to support commercial requirements. Regeneron is currently our sole source manufacturer of ARCALYST drug substance and will remain so until we qualify Samsung as a replacement CDMO. We expect that Samsung will be our sole source manufacturer of ARCALYST drug substance following such qualification. For more information see “Risk Factors — Risks Related to Manufacturing and Our Reliance on Third Parties — We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to Samsung and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.” Further, we have historically outsourced all ARCALYST packaging and labeling activities to a single CDMO and expect to do so for any future approved products. Our ability to continue to commercialize ARCALYST, to develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet market demand, depends in part on our ability to obtain the drug substance and drug product for ARCALYST and these product candidates and package and label such drugs, as applicable, in each case in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. Successful completion of a technology transfer of the manufacturing process for ARCALYST drug substance will be integral to our ability to meet such requirements. With respect to ARCALYST, we do not currently have arrangements in place for a redundant or second-source manufacturer of drug substance or drug product, or a redundant or second-source packager and labeler, in the event any of our current vendors cease or have a substantial delay in their operations or stop offering us sufficient quantities of these materials for any reason, as applicable. With respect to abiprubart, KPL-387 and KPL-1161, while we anticipate having more than one source for drug substance now or in the future, as applicable, such sources are nonetheless limited and subject to similar risks as our other products and product candidates.

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

The development and commercialization of new drugs and biologics is highly competitive. ARCALYST currently faces competition in its CAPS and DIRA indications and is facing potential future competition in its recurrent pericarditis indication. KPL-387 is being developed for recurrent pericarditis and we believe, if commercialized, would likely face additional competition from drugs that may offer either more convenient dosing methods or frequencies than what is currently available. We have not yet announced an indication for KPL-1161, but expect that it will compete with a number of drugs that inhibit IL-1 or other mechanisms. Competition may come from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide, each of whom may market and sell drugs or biologics or pursue the development of therapies in the fields in which we are interested. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. See “Business – Competition” for a list of our principal competition.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Further, a competitor conducting a clinical trial in a rare disease indication for which we market a product may reduce the number of patients on our commercial therapy by recruiting such patients to be trial participants. Our competitors also may obtain FDA or other regulatory approval and/or marketing exclusivity for their products more rapidly than we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Further, our clinical trials may need to compete for participants and trial sites against other drugs in clinical development for the same indication. We believe the key competitive factors affecting the success of ARCALYST and any product candidates that we successfully develop and commercialize, are their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related products, market acceptance by prescribers and patients, the level of biosimilar competition and the availability of reimbursement from government and other third party payors.

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
●may own or co-own intellectual property covering products that results from our arrangement with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property, and even if we are able to license such exclusive rights, we may have to enter into a license agreement that includes obligations to make milestone, royalty or other payments under such agreement;
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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our products and product candidates. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to our business. We also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain our proprietary or intellectual property position.

We acquire, in-license and file patent applications directed to our products and product candidates in an effort to establish intellectual property positions directed to their compositions of matter and manufacture as well as uses of these products and product candidates in the treatment of diseases. Our intellectual property rights include patents and patent applications that we own as well as patents and patent applications that we in-license. For example, we have a field-specific exclusive license under a license agreement with Regeneron to patent applications and patents relating to ARCALYST and an exclusive license under our license agreement with BIDMC to patent applications and patents related to abiprubart.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our products and product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our owned or in-licensed patents have, or that any of our owned or in-licensed pending patent applications that mature into issued patents will have, claims with a scope sufficient to protect our current and future products and product candidates. A United States patent covering ARCALYST as a composition of matter expired in 2020, and relevant composition of matter patents issued outside of the United States expired in October 2023. A United States patent covering methods of using ARCALYST in the treatment of recurrent pericarditis was issued in June 2021 and has a statutory term that expires in 2038, not including any patent term adjustment. We are unable to obtain composition of matter patents covering amino acid sequences, or corresponding nucleic acid sequences, of KPL-387. We own a pending patent application covering methods of using KPL-387 in the treatment of recurrent pericarditis. If issued, patents covering methods of using KPL-387 in treating recurrent pericarditis will have statutory expiration dates in 2046, not including any patent term extensions or adjustments. The issued composition of matter patents for abiprubart owned by us have statutory expiration dates in 2036, not including any extensions. The issued composition of matter patents licensed from BIDMC related to abiprubart have statutory expiration dates in 2032, not including any patent term extensions or adjustments. .

In the United States, the natural (i.e., statutory) expiration of a patent is generally 20 years after it is filed. Various extensions and adjustments may be available; however, the life of a patent, and the protection it affords, is limited. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. For example, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdiction in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval in such jurisdiction.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In some cases, an in-licensed patent portfolio may have undergone a considerable loss of patent term prior to our initiation of development and commercialization of the product or product candidate. For example, the patents in the United States and Europe covering ARCALYST as a composition of matter have expired. We are unable to obtain composition of matter patents covering the amino acid sequences, or corresponding nucleic acid sequences, of KPL-387. As a result, our owned and in-licensed patent portfolio may not provide adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates. In such cases, regulatory exclusivity, such as data exclusivity or orphan exclusivity as applicable, is expected to be relied upon for our or our licensees’ product candidates. The expiration date of regulatory exclusivity is determined on a country-by country-basis if the applicable product is approved in such country and if any applicable regulatory exclusivity applies and is granted. The actual expiration date of any such regulatory exclusivity, however, is subject to significant uncertainty. For instance, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdictions in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval.

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

Even if they are unchallenged, our issued patents and our pending patent applications, if issued, may not provide us or our licensees with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to our product, or one or more of our product candidates, but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product or product candidates is not sufficiently broad to impede such competition, or if the breadth, strength or term (including any extensions or adjustments) of protection provided by the patents and patent applications we hold or pursue with respect to our product candidates or any future product candidates is successfully challenged, our or our licensees’ ability to successfully commercialize our product or product candidates could be negatively affected, which would harm our business. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates or any future product candidates under patent protection would be reduced.

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

We are party to agreements granting us the rights to develop and commercialize ARCALYST, abiprubart and vixarelimab. Each of these agreements requires us to use commercially reasonable efforts to develop and commercialize such drugs, make timely milestone and other payments, provide certain information regarding our activities with respect to such drugs and indemnify the other party with respect to our development and commercialization activities under the terms of the agreements. These agreements and any future such agreements that we enter into impose a variety of obligations and related consequences. Further, disputes may arise between us and any of these counterparties regarding such obligations under, or the intellectual property subject to, such agreements, including:

●our diligence obligations to develop and commercialize the licensed technology, and what activities satisfy those diligence obligations;
●the scope of rights granted under the agreement and other interpretation-related issues;
●whether our use of the licensed technology is within the scope of the rights granted to us or otherwise consistent with the agreement;

●our obligations to make milestone, royalty or other payments under those agreements;
●other parties’ performance being maintained under these agreements;
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

We have also entered into agreements to grant to others licenses under our owned intellectual property and sublicenses under intellectual property that we license from others for those third parties to develop and commercialize ARCALYST and vixarelimab, including the ARCALYST Huadong Collaboration Agreement and the Genentech License Agreement. Under each of these agreements, our licensees have certain responsibilities to develop and commercialize the applicable licensed drugs, make timely milestone and royalty payments, provide to us certain information regarding their activities and indemnify us with respect to their development and commercialization activities under the terms of the agreements. Additionally, under the Genentech License Agreement, we granted Genentech the first right to file, prosecute, maintain, defend, enforce and extend the life of the patents that we own and licensed to Genentech. These collaborations may be subject to a number of risks, including those listed under “—Risks

Related to Competition, Executing our Strategy and Managing Growth – We have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our products and product candidates, and any such transactions or arrangements that we enter into may not be successful or be on favorable terms, which could adversely affect our ability to develop, commercialize or attempt to realize value from our products and product candidates” above.

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

Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to immunomodulation and antibody-related technologies. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of third party patents that contain claims potentially relevant to abiprubart. If the claims of any of these patents are asserted against us, we do not believe our proposed activities related to abiprubart would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. In order to avoid infringing these or any other third party patents, we may find it necessary or prudent to obtain licenses to such patents from such third party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use processes or other intellectual property rights from third parties that we identify as necessary for our current or future product candidates. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may also pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third party intellectual property or maintain the existing intellectual property rights we have, we may have to cease development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Since our products and product candidates treat or are being developed to treat indications that are competitive and of strong interest to pharmaceutical and biotechnology companies, we will likely seek to file additional patent applications and may have additional patents granted in the future, based on our future research and development efforts.

Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications of third parties now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our products or product candidates. Regardless of when filed, we may fail to identify relevant third party patents or patent applications, or we may incorrectly conclude that a third party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our products or product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product candidate that is the subject of the actual or threatened suit.

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

Finally, Europe’s Unitary Patent system and Unified Patent Court (the “UPC”) may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (the “EU Patent Package”), regulations were passed with the goal of providing a single pan-European Unitary Patent system and a new UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred in June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. Under the EU Patent Package we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

In addition to the protection afforded by patents, we may rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Although we seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, contractors, employees, independent contractors and consultants, and invention assignment agreements with our independent contractors, consultants, scientific advisors and employees, we may be unable to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation (e.g., in countries that do not favor the enforcement of intellectual property rights), and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

We cannot be certain that the steps we have taken will prevent unauthorized use or unauthorized reverse engineering of our technology. Monitoring unauthorized use of our intellectual property is difficult and costly. We may be unable to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property.

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached. Detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time consuming, and the outcome is unpredictable. Further, we may be unable to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. We may in the future rely on trade secret protection, which would be subject to the risks identified above with respect to confidential information.

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

If our trademarks and trade names are not adequately protected, then we may be unable to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may be unable to protect our rights to these trademarks and trade names in the United States or jurisdictions outside of the United States, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

We have not yet registered trademarks for a commercial trade name for our product candidates in the United States or jurisdictions outside of the United States and failure to secure such registrations could adversely affect our business.

Although the trademark ARCALYST has been registered by Regeneron (and we have permission to use it pursuant to the Regeneron License Agreement), we have not yet registered trademarks for a commercial trade name for some of our product candidates in the United States or any jurisdiction outside of the United States. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many jurisdictions outside of the United States, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

General Risk Factors

We have a history of operating losses and may require substantial additional financing in the future.

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
●conduct new and ongoing research and pre-clinical and clinical development of our product candidates that may or may not ever be approved or successful in the future, including our planned Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis, our ongoing Phase 1 clinical trial of KPL-387 in normal healthy volunteers and our pre-clinical investigations of KPL-1161;
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
●identify, assess and study new or expanded indications for our products and product candidates and/or new or alternative dosing levels, dosing frequencies or administrations of our products and product candidates;
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
●address litigation arising out of, but not limited to, product liability claims, intellectual property disputes, disputes arising from our collaboration and license agreements and employment-related disputes;
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

If we are unable to fund our operations through commercial ARCALYST revenue, we may need to obtain substantial additional funding to progress our operating plans via accessing capital markets. If we are unable to raise capital when needed on acceptable terms, if at all, we may be forced to delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates, or commercialization efforts. We also may be unable to expand our operations or otherwise capitalize on our business opportunities or may be required to relinquish rights to our product candidates or products. Any of these occurrences could materially affect our business, financial condition and results of operations.

Financing our activities also carries risk. The sale of additional equity or convertible securities would dilute all of our shareholders. Further, new investors could gain rights superior to our existing shareholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Obtaining funds through licensing, collaboration or other strategic transactions or arrangements with third parties may require us to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development.

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

In the United States, the United Kingdom, the EU and other jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory initiatives and proposed changes to the healthcare system that could affect our operations. See “Business – Government Regulation – Healthcare Reform and Potential Changes to Healthcare Laws” for more information on such initiatives and changes in the United States and the EU.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, the United Kingdom, the EU or elsewhere. For example, such actions may result in changes to governmental policies and regulations that affect our operations and business, including our clinical trials, regulatory approval, pharmaceutical pricing and reimbursement. If we or any third party we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third party are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained which may have a material impact on our business and operations.

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

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any current or past significant system failure, accident or security breach that has materially affected or would be reasonably likely to materially affect us, including our business strategy, results of operations or financial condition to date, if such an event were to occur and cause interruptions in our business and operations or those of our third party CDMOs, CROs, specialty pharmacies, third party logistics providers and other contractors, consultants and service providers, the costs associated with the investigation, remediation and potential notification of a breach to counter-parties and data subjects could be material. A breach could result in a material disruption of our or such third party’s business or operations. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or inappropriate disclosure or theft of confidential or proprietary information, the further development of our product candidates could be delayed. Further disruptions to our or our third party providers’ infrastructure may inhibit our ability to commercialize ARCALYST through, among other things, interruptions in our logistics fulfillment, loss of patient and prescriber information, interruptions in our ability to communicate with the third party providers upon which we rely and impairments in our ability to service our patients and address their concerns. Any of these events could adversely impact our business and ability to generate product revenue. Although we maintain cybersecurity insurance coverage, it may not be adequate to cover all liabilities that we may incur from cyberattacks or security breaches and is subject to deductibles and coverage limitations.

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

In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (together, the “CCPA”) gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing, receive detailed information about how their personal information is used and also imposes limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and the risks associated with data breach litigation. Further, the California Privacy Rights Act created a California data protection agency authorized to enforce the CCPA and issue substantive regulations, which could result in increased privacy and information security enforcement. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The Washington My Health My Data Act, which is applicable to companies doing business in Washington or targeting products or services to consumers in Washington, imposes disclosure and consent requirements, among other things, with respect to broadly defined consumer health data, and is enforceable through consumer class actions. Additional compliance investment and potential business process changes may also be required.

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

There has been increasing and evolving public focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations on a variety of ESG matters, such as climate change and diversity, equity and inclusion matters. We may experience pressure from stakeholders, including our suppliers, employees, patients and shareholders, to set goals or make commitments relating to ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to ESG topics. We may also receive pushback from other stakeholders regarding our initiatives related to ESG matters. For example, in January 2025, President Trump signed a number of executive orders focused on DEI matters, which indicate continued scrutiny of such initiatives and may implicate the initiatives of non-governmental entities, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust or impact our reputation, and our financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of balancing competing interests related to ESG matters and executing upon our ESG goals, which costs may not be offset by any benefit to our reputation, and which could have an adverse impact on our business and financial condition.

Outside of the United States, continued global focus on ESG matters has resulted in the adoption of new laws and regulations, including reporting requirements imposed by the United Kingdom, which will impact the annual reports we are required to file in the United Kingdom as a result of the Redomiciliation. New reporting requirements may be particularly difficult or expensive to comply with and, if we fail to comply, we may be required to issue financial restatements, suffer harm to our reputation or otherwise have our business be adversely impacted. Such ESG matters may also impact our suppliers or patients, which may adversely impact our business, financial condition and results of operations.

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

Each Class A ordinary share is entitled to one vote per Class A ordinary share and each Class B ordinary share is entitled to ten votes per Class B ordinary share. Our Class A1 ordinary shares and Class B1 ordinary shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A ordinary shares and Class B ordinary shares. As a result of the multi-class voting structure of our ordinary shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our ordinary shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of December 31, 2024, the holders of Class A ordinary shares accounted for approximately 70% of our aggregate voting power and the holders of Class B ordinary shares accounted for approximately 30% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A ordinary shares and Class B ordinary shares representing approximately 26% of our aggregate voting power as of December 31, 2024 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B ordinary shares, Class A1 ordinary shares or Class B1 ordinary shares as set forth in our articles of association. For example, as of December 31, 2024, entities affiliated with certain members of our directors could convert their Class A1 ordinary shares and Class B1 ordinary shares upon 61-days’ prior written notice into Class A ordinary shares and Class B ordinary shares, respectively, which in the aggregate would result in such entities holding approximately 76% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 ordinary shares and our Class B1 ordinary shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A ordinary shares.

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

A significant number of our Class A ordinary shares are issuable upon conversion of our Class B, Class A1, and Class B1 ordinary shares, subject to certain limitations on conversion. As of December 31, 2024, approximately 2.0 million Class A ordinary shares directly held by our executive officers and directors, inclusive of Class A ordinary shares issuable upon conversion of our Class B, Class A1, and Class B1 ordinary shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and such rule, Rule 144. In addition, as of December 31, 2024, there were approximately 13.5 million Class A ordinary shares subject to outstanding share options and RSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

A majority of our ordinary shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of December 31, 2024, on an as-converted to Class A ordinary shares basis, these shareholders collectively held approximately 33.8 million of our Class A ordinary shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their ordinary shares (after certain restrictions on conversion or resale lapse), the market price of our Class A ordinary shares could decline.

Pursuant to our amended and restated investor rights agreement (our “Investors Rights Agreement”), certain shareholders are entitled to certain registration rights with respect our Class A ordinary shares, including Class A ordinary shares issuable upon conversions of our Class B, Class A1, and Class B1 ordinary shares and upon the exercise of certain rights to acquire Class A ordinary shares, or collectively registerable securities, under the Securities Act. As of December 31, 2024, on an as-converted to Class A ordinary shares basis, we have registered approximately 31.8 million Class A ordinary shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the Investors Rights Agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A ordinary shares basis, approximately 1.7 million Class A ordinary shares held by certain of our executive officers as of December 31, 2024. If any of these Class A ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A ordinary shares could decline.

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

Prior to the Redomiciliation, our principal holding company was incorporated in Bermuda. Under Bermuda law, a company’s directors may issue, without shareholder approval, any authorized but unissued common shares. English law allows our shareholders to authorize the allotment of share capital which can be issued by our board of directors without further shareholder approval, but this authorization must be renewed by the shareholders at least every five years and we cannot guarantee that this authorization will always be approved. Our articles of association currently authorize, subject to the requirements of the Nasdaq Global Select Market, our board of directors to issue new ordinary or preferred shares (up to a maximum of ten percent (10%) of the issued share capital of the Company) without shareholder approval for a period of 15 months from the date of adoption of the articles of association. Subsequent authority to issue new ordinary or preference shares can be given by the shareholders of the Company by an ordinary resolution from time to time (i.e., approval from shareholders holding more than 50% of the voting rights), with such authority capable of applying in respect of any period specified in such resolution up to a maximum of five years.

Additionally, subject to specified exceptions, including an opt-out included in our articles of association, English law grants statutory preemptive rights to existing shareholders to subscribe for new issuances of shares for cash. English law requires that this opt-out must be renewed by the shareholders at least every five years, and we cannot guarantee that the opt-out of preemptive rights will always be approved. A waiver of pre-emption rights under English law requires approval of the shareholders holding at least 75% of the voting rights in an English company. In the future, our plans may be impeded due to a lack of flexibility that we previously enjoyed in Bermuda, potentially materially affecting our business, financial condition and results of operations. Our articles of association waive the statutory pre-emption rights in relation to new ordinary or preferred shares issued by the board of directors (up to a maximum of ten percent (10%) of the issued share capital of the Company) for a period of 15 months from the date of adoption of the articles of association.

While both the general authority to allot and waiver of pre-emption rights could be approved on an annual (or multi-year) basis by shareholders at the annual general meeting, it cannot be guaranteed.

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

It also may be difficult to enforce foreign civil liabilities against us because of our country of incorporation. See “Risk Factors—Risks Related to our Jurisdiction of Incorporation and Certain Tax Risks—United States investors may find it difficult to enforce their civil liabilities against us.”

Investors in the United States may find it difficult to enforce their civil liabilities against us.

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

We completed an analysis of the Company’s and its subsidiaries sources of income and character of their assets for United States federal income tax purposes and determined that neither the Company nor any of its subsidiaries would be classified as a PFIC for the taxable year ending December 31, 2023. We plan to perform an analysis to determine whether the Company or its subsidiaries are expected to be treated as PFICs for the taxable year ending December 31, 2024, and do not believe that the Company or its subsidiaries will be treated as a PFIC for the taxable year ending December 31, 2024. However, there can be no guarantee that we, or our subsidiaries, will not be treated as a PFIC for any taxable period. A non-United States company will generally be considered as a PFIC for any taxable year if (i) at least 75% of its gross income is passive (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we, or our subsidiaries, are classified as a PFIC in any year with respect to which a beneficial owner of our Class A ordinary shares who is (a) an individual who is a citizen of the United States, (b) a corporation organized under the laws of the United States or any state, district or territory thereof, (c) an estate taxable with income subject to United States federal income tax or (d) certain trusts (each, a “United States Holder”) owns our Class A ordinary shares, we will continue to be treated as a PFIC with respect to such United States Holder in all succeeding years during which the United States Holder owns the Class A ordinary shares, regardless of whether we continue to meet the PFIC test described above, unless we cease to be a PFIC and the United States Holder made a “qualified electing fund” election or “mark-to-market” election for (a) the first taxable year the United States Holder was treated as owning our shares while we were a PFIC or (b) for the taxable year in which we were a PFIC and the United States Holder made a “deemed sale” election or was qualified to and made a “deemed dividend” election.

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

We believe we will likely be classified as a “controlled foreign corporation” (as such term is defined in the Code) for the taxable year ended December 31, 2024. Even if we were not classified as a controlled foreign corporation, certain of our non-United States subsidiaries could be treated as controlled foreign corporations because our group includes one or more United States subsidiaries. If a United States Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such United States Holder may be treated as a “United States shareholder” (as such term is defined in the Code) with respect to us (if we are classified as a controlled foreign corporation) and each controlled foreign corporation in our group (if any). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its United States taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in United States property by such controlled foreign corporation, regardless of whether such corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a United States corporation. Failure to comply with these reporting obligations or income inclusions may subject such shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s United States federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether such investor is treated as a United States shareholder with respect to us or any of our non-United States subsidiaries. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. United States Holders should consult their tax advisors regarding the potential application of these rules to any investment in our Class A ordinary shares.

We may encounter unforeseen costs following the Redomiciliation and may not realize meaningful benefits.

In June 2024, we announced the completion of the Redomiciliation pursuant to a scheme of arrangement approved by both the Bermuda Supreme Court and our shareholders. As part of the Redomiciliation, all of the issued and outstanding shares of our former Bermuda parent company were cancelled and our then-shareholders received ordinary shares in our new United Kingdom parent company on a one-for-one basis. We determined that Bermuda was no longer the most desirable jurisdiction for us and believed that redomiciling our principal holding company to the United Kingdom was in the best interest of our company and shareholders for a number of reasons, including its more expansive tax treaty with the United States. However, those determinations were based on a number of key assumptions and we may not realize the benefits we hope to achieve. If facts substantially deviate from our assumptions, causing us to not realize the benefits we hope to achieve or to encounter unforeseen costs, our business, financial condition and results of operations could be materially harmed.

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

ITEM 2.      PROPERTIES.

Our United States headquarters are located in Lexington, Massachusetts, where we have leased office and laboratory space, under a lease that expires in August 2028. We have also leased office space in London, UK, Zug, Switzerland and San Diego, these spaces include commercial and logistical operations, as well as office space to support our research and development operations.

ITEM 3.      LEGAL PROCEEDINGS.

We are not party to any material legal proceedings.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market

Our Class A ordinary shares are listed on The Nasdaq Global Select Market under the symbol “KNSA.”

Holders

As of February 21, 2025, there were four holders of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our Class A1 ordinary shares and one holder of record of our Class B1 ordinary shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends Policy

We have never declared or paid any cash dividends on our ordinary shares. We intend to retain all of our future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends to holders of our ordinary shares will be made at the discretion of our board of directors, which may take into account several factors, including general economic conditions, our financial condition and results of operations, available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our shareholders and any other factors that our board of directors may deem relevant. In addition, pursuant to the United Kingdom Companies Act 2006 a company may not declare or pay dividends unless (1) it has profits available to make the distribution and (2) the distribution must be justified by reference to relevant accounts. Under our articles of association, each of our ordinary shares is entitled to dividends if, as and when dividends are declared by our board of directors, subject to any preferred dividend right of the holders of any preferred shares.

Performance Graph

The following graph shows a comparison of the total cumulative total shareholder returns (assuming reinvestment of dividends, if any) of an investment of $100 in cash on the last trading day of 2019 to the close of the last trading day of 2024 in each of (i) our Class A ordinary shares, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our ordinary shares.

Comparison of 5 Year Cumulative Total Return

Among Kiniksa Pharmaceuticals, the NASDAQ Biotechnology Index, and the NASDAQ Composite Index

$250
$200
$150
$100
$50
$-
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
Kiniksa Pharmaceuticals
Nasdaq Composite (TR)
Nasdaq Biotechnology (TR)

ITEM 6.       RESERVED.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the risks identified in Part I-Item 1A “Risk Factors” section of this Annual Report and our other filings with the SEC, our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Overview

We are a biopharmaceutical company developing and commercializing novel therapies for diseases with unmet need, with a focus on cardiovascular indications. Our portfolio of assets is based on strong biologic rationale or validated mechanisms and offers the potential for differentiation.

ARCALYST is an IL-1α and IL-1β cytokine trap. In 2017, we licensed ARCALYST from Regeneron, which discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear. We received FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated United States prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is also approved in the United States for the treatment of CAPS, including FCAS and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in DIRA in adults and children weighing 10 kg or more. ARCALYST is commercially available across the United States through a select network of specialty pharmacies. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States, and evenly split profits on sales as well as third party proceeds with Regeneron. In 2022, we granted Huadong exclusive rights to develop and commercialize ARCALYST in the Huadong Territory. In 2023, Regeneron initiated a technology transfer of the manufacturing process for ARCALYST drug substance, and we are working to qualify Samsung as our replacement CDMO.

KPL-387 is an investigational, fully human immunoglobulin G2 monoclonal antibody that binds IL1-R1, inhibiting IL-1α and IL-1β mediated signaling. KPL-387 is an independently developed asset that we believe has the potential to further advance recurrent pericarditis treatment options for patients by providing the added convenience of monthly subcutaneous dosing with a liquid formulation. In June 2024, we initiated a Phase 1 clinical trial of KPL-387 in normal healthy volunteers. In February 2025, we announced our plan to initiate a Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis in mid-2025. We expect data from the Phase 2 portion of the trial in the second half of 2026.

KPL-1161 is an independently developed, pre-clinical, Fc-modified immunoglobulin G2 monoclonal antibody that binds IL-1R1, inhibiting IL-1α- and IL-1β-mediated signaling. KPL-1161 is a modified version of KPL-387 designed to have an increased drug half-life that we believe could support quarterly subcutaneous dosing.

Abiprubart is an investigational monoclonal antibody inhibitor of CD40-CD154 costimulatory interaction, which we believe to be an attractive approach to address multiple autoimmune disease pathologies. We hold an exclusive worldwide license to abiprubart from BIDMC. We previously announced a Phase 2b clinical trial of abiprubart in Sjögren’s Disease. In February 2025, we announced our plans to discontinue development of abiprubart in the indication and explore strategic alternatives for the asset.

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting GM-CSFRα. In 2017, we licensed exclusive worldwide rights in all indications to mavrilimumab from MedImmune. In February 2025, we announced our termination of our license agreement from MedImmune for convenience, effective in May 2025. In addition, in February 2025, we provided written notice to Huadong that Huadong has not conducted material development activity with respect to mavrilimumab in the People’s Republic of China for a continuous period in excess of six months as required under the mavrilimumab Huadong Collaboration Agreement. Unless Huadong conducts material development activity within 60 days of the notice, the mavrilimumab Huadong Collaboration Agreement will terminate in April 2025.

Our ability to generate product revenue sufficient to sustain our organization will depend heavily on a number of factors, including the continued commercialization of ARCALYST, the development and eventual commercialization of one or more of our current or future product candidates, if approved, and the management of our costs consistent with our current operating plan. For the twelve months ended December 31, 2024, our net loss was $43.2 million, as compared to net income of $14.1 million for the year ended December 31, 2023. As of December 31, 2024, we had an accumulated deficit of $521.1 million compared to an accumulated deficit of $478.0 million as of December 31, 2023.

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $243.6 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the audited consolidated financial statements included in this Annual Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Management’s Discussion and Analysis of Financial Condition and Results Of Operations — Liquidity and Capital Resources.”

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

In February 2022, we entered into the Huadong Collaboration Agreements, pursuant to which we granted Huadong exclusive rights to develop and commercialize the Huadong Licensed Products in the Huadong Territory. In February 2025, we provided written notice to Huadong that Huadong has not conducted material development activity with respect to mavrilimumab in the People’s Republic of China for a continuous period in excess of six months as required under the mavrilimumab Huadong Collaboration Agreement. Unless Huadong conducts material development activity within 60 days of the notice, the mavrilimumab Huadong Collaboration Agreement will terminate on April 25, 2025. We otherwise retain our current rights to the Huadong Licensed Products outside the Huadong Territory. For more information, see “Business –License and Acquisition Agreements—Out-Licensing Agreements—Huadong Collaboration Agreements”.

Under the Huadong Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which includes $12.0 million for the Huadong Territory license of ARCALYST and $10.0 million for the Huadong Territory license of mavrilimumab. In the fourth quarter of 2024, following the achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20.0 million, which was received in the first quarter of 2025. In addition, we will be eligible to receive additional contingent sales-based milestones payments related to ARCALYST. Huadong will also be obligated to pay us tiered percentage royalties on ARCALYST ranging from the low-to-mid teens on annual net sales in the Huadong

Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory. We recognized the $10.0 million related to the mavrilimumab license during the year ended December 31, 2022 and do not expect to recognize any additional license and collaboration revenue following the termination of the mavrilimumab Huadong Collaboration Agreement. We have recognized $0.2 million of revenue of the $32.0 million transaction price under the ARCALYST license agreement as of December 31, 2024, and will recognize the remaining revenue as materials are shipped.

In August 2022, we entered into the Genentech License Agreement, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize the Genentech Licensed Products. For more information, see “Business –License and Acquisition Agreements—Out-Licensing Agreements—Genentech License Agreement”.

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. Additionally, in 2023, we received a total of $35.0 million in additional payments from Genentech related to delivery of certain drug material to Genentech and Genentech’s achievement of a development milestone. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10.0 million, which was received in the first quarter of 2024. In the second quarter of 2024, we received $5.0 million following the achievement of a development milestone related to a third indication under the Genentech License Agreement. We will be eligible to receive up to a total of approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $570.0 million remains as of December 31, 2024. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country. As of December 31, 2024, we have recognized the $130.0 million received from Genentech under the Genentech License Agreement as revenue.

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

We expect that our selling, general and administrative expenses will continue to increase in the future as we continue to expand our infrastructure related to the commercialization of ARCALYST and our other product candidates, if approved.

Other Income

Other income consists of interest income recognized from investments in money market funds, United States Treasury notes and other miscellaneous income offset by expenses related to investments.

Income Taxes

Prior to the Redomiciliation, our principal holding company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, our principal holding company is incorporated and principally subject to taxation in the United Kingdom. Under the current laws of Bermuda, there is no corporate income tax levied on an exempted company’s income, resulting in an effective zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each reporting periods in which it was incorporated there, and no net operating loss carryforwards are currently available to us for those losses. Following the Redomiciliation, our income is subject to the enacted United Kingdom statutory corporate tax rate and net operating losses incurred have an indefinite carryforward. Our wholly owned United States subsidiaries, Kiniksa US, and Primatope Therapeutics, Inc. are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa UK, its Swiss branch office, and Kiniksa UK’s wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals, GmbH (“Kiniksa Switzerland”) are subject to taxation in their respective countries.

In the first quarter of 2022, Kiniksa Bermuda transferred exclusive rights to develop and commercialize mavrilimumab in the Asia Pacific region, excluding Japan, to Kiniksa UK. In the third quarter of 2022, Kiniksa Bermuda transferred exclusive worldwide rights to develop and commercialize vixarelimab to Kiniksa UK. In the fourth quarter of 2023, all rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and inventory owned insofar as they related exclusively or primarily to ARCALYST were allocated by Kiniksa UK to its Swiss branch office. In the first quarter of 2024, Kiniksa Bermuda transferred to Kiniksa Switzerland all rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and materials owned insofar as they related exclusively or primarily to abiprubart, mavrilimumab, KPL-387, KPL-1161 and other preclinical assets, with such exceptions as necessary to allow the completion of Cohort 4 of our Phase 2 clinical trial of abiprubart in rheumatoid arthritis (“RA”). In connection with each of the foregoing transfers and /or allocations, we recognized a step-up in basis and did not incur any material tax liabilities.

In the second quarter of 2024, Kiniksa UK terminated its exclusive rights to develop and commercialize mavrilimumab in the Huadong Territory, with such rights reverting to Kiniksa Switzerland. Thereafter, Kiniksa Switzerland held worldwide rights to develop and commercialize mavrilimumab. In the fourth quarter of 2024, Kiniksa UK contributed all of its rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and materials owned or controlled by Kiniksa UK insofar as they related exclusively or primarily to vixarelimab to Kiniksa Switzerland. In connection with the termination of Kiniksa UK rights and the contribution, we revalued the assets at fair market value and did not incur any material tax liabilities.

Results of Operations

Comparison of the Years Ended December 31, 2024, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2024, 2023 and 2022:

				2024/2023		2023/2022
	Years Ended			Comparison		Comparison
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2024	2023	2022	$	%	$	%

	(in thousands)			(in thousands, except percentages)
Revenue:
Product revenue, net	$417,029	$233,176	$122,524	$183,853	79%	$110,652	90%
License and collaboration revenue	6,210	37,083	97,656	(30,873)	(83)%	(60,573)	(62)%
Total revenue	423,239	270,259	220,180	152,980	57%	50,079	23%
Operating expenses:
Cost of goods sold	60,910	33,407	22,895	27,503	82%	10,512	46%
Collaboration expenses	128,311	56,524	24,071	71,787	127%	32,453	135%
Research and development	111,623	76,097	65,490	35,526	47%	10,607	16%
Selling, general and administrative	168,011	129,427	97,951	38,584	30%	31,476	32%
Total operating expenses	468,855	295,455	210,407	173,400	59%	85,048	40%
Income (loss) from operations	(45,616)	(25,196)	9,773	(20,420)	81%	(34,969)	(358)%
Other income	9,464	8,544	1,253	920	11%	7,291	582%
Income (loss) before income taxes	(36,152)	(16,652)	11,026	(19,500)	117%	(27,678)	(251)%
Benefit (provision) for income taxes	(7,041)	30,736	172,337	(37,777)	(123)%	(141,601)	(82)%
Net income (loss)	$(43,193)	$14,084	$183,363	$(57,277)	(407)%	$(169,279)	(92)%

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $417.0 million, $233.2 million and $122.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The increases in 2024 and 2023 were primarily driven by an increase in patient enrollment.

License and Collaboration Revenue

We reported $6.2 million of license and collaboration revenue for the year ended December 31, 2024, primarily driven by the achievement of a $5.0 million development milestone related to a third indication under the Genentech License Agreement, $0.7 million of products sold under the ARCALYST Huadong Collaboration Agreements, and $0.2 million of deferred revenue recognized related to the delivery of such materials. We reported $37.1 million of license and collaboration revenue for the year ended December 31, 2023, related to the Genentech License Agreement primarily driven by the achievement of $25.0 million in development milestones related to two new indications, materials delivered and our ongoing recognition of the transaction price related to the in-progress Phase 2b clinical trial of vixarelimab in prurigo nodularis. We reported $97.7 million of license and collaboration revenue for the year ended December 31, 2022, which primarily consisted of $87.7 million for revenue related to the Genentech License Agreement and $10.0 million in revenue recognized upon the signing of the mavrilimumab Huadong Collaboration Agreement in February of 2022. We expect to recognize $31.8 million of deferred revenue related to the ARCALYST Huadong Collaboration Agreement over the life of the agreement as materials are delivered.

Cost of Goods Sold

We recognized cost of goods sold of $60.9 million, $33.4 million, and $22.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The increase of $27.5 million in 2024 from 2023 related primarily to the increase in sales of ARCALYST and a $12.6 million increase related to the technology transfer of the manufacturing process offset by a decrease in average cost per unit resulting from favorable production variances. The increase of $10.5 million in 2023 from 2022 related primarily to the increase in sales of ARCALYST and $3.3 million related to the initiation of the technology transfer of the manufacturing process offset by a decrease in average cost per unit resulting from favorable production variances.

Collaboration Expenses

We recognized collaboration expenses of $128.3 million, $56.5 million and $24.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The increase of $71.8 million in 2024 from 2023 relates primarily to increased revenue from sales of ARCALYST driving higher profits under the Regeneron agreement and to a $10.0 million payment due to Regeneron related to a regulatory milestone achieved under the ARCALYST Huadong Collaboration Agreement. The increase of $32.5 million in 2023 from 2022 relates primarily to an increase in revenue from the sales of ARCALYST and improved profitability under the Regeneron agreement.

Research and Development Expenses

				2024/2023		2023/2022
	Years Ended			Comparison		Comparison
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2024	2023	2022	$	%	$	%

	(in thousands)			(in thousands, except percentages)
Direct research and development expenses by program:
ARCALYST	$1,080	$2,628	$853	$(1,548)	(59)%	$1,775	208%
KPL-387	11,221	2,537	2	8,684	342%	2,535	126750%
KPL-1161	581	—	—	581	100%	—	0%
Abiprubart	59,459	28,388	11,563	31,071	109%	16,825	146%
Vixarelimab	1,530	7,717	12,809	(6,187)	(80)%	(5,092)	(40)%
Mavrilimumab	647	768	6,379	(121)	(16)%	(5,611)	(88)%
Unallocated research and development expenses:
Personnel related (including share-based compensation)	24,302	22,462	22,548	1,840	8%	(86)	0%
Other	12,803	11,597	11,336	1,206	10%	261	2%
Total research and development expenses	$111,623	$76,097	$65,490	$35,526	47%	$10,607	16%

Research and development expenses were $111.6 million for the year ended December 31, 2024, compared to $76.1 million for the year ended December 31, 2023, or an increase of $35.5 million. Research and development expenses were $76.1 million for the year ended December 31, 2023 compared to $65.5 million for the year ended December 31, 2022, or an increase of $10.6 million.

Direct costs for our KPL-387 program were $11.2 million, $2.5 million and less than $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, expenses primarily related to our Phase 1 study in normal healthy volunteers and manufacturing of clinical supply. During the year ended December 31, 2023, expenses primarily related to manufacturing of clinical supply.

Direct costs for our KPL-1161 program were $0.6 million for the year ended December 31, 2024. We did not incur any expenses related to KPL-1161 for the years ended December 31, 2023 and 2022. For the year ended December 31, 2024 expenses incurred primarily related to pre-clinical development.

Direct costs for our abiprubart program were $59.5 million, $28.4 million and $11.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024 expenses incurred primarily related to a $18.5 million write-off of prepayments for future manufacturing we no longer expect to utilize, manufacturing of clinical material, continuation of cohort four and study wind-down activities of our Phase 2 clinical trial in RA and start-up costs of our Phase 2b clinical trial in Sjögren’s Disease. During the year ended December 31, 2023, expenses incurred primarily related to the manufacturing of clinical material, the continuation of the first two cohorts of the Phase 2 clinical trial of abiprubart in RA and Cohorts 3 and 4 of such trial. During the year ended December 31, 2022, expenses incurred primarily related to the first two cohorts of our Phase 2 clinical trial of abiprubart in RA, which was initiated in December 2021.

Direct costs of our mavrilimumab program were $0.6 million, $0.8 million and $6.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024 and 2023, expenses related primarily to intellectual property maintenance. During the year ended December 31, 2022, expenses related primarily to the wind-down activities of the Phase 3 portion of our clinical trial of mavrilimumab in COVID-19 related ARDS.

Direct costs for our vixarelimab program were $1.5 million, $7.7 million and $12.8 million for the year ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, expenses incurred were primarily related to the wind-down activities of our Phase 2b clinical trial in prurigo nodularis. During the years ended December 31, 2023 and 2022, expenses incurred related primarily to our ongoing Phase 2b clinical trial of vixarelimab in prurigo nodularis. The decrease of $5.1 million in 2023 from 2022 was primarily related to a decrease in active participants in our ongoing Phase 2b clinical trial of vixarelimab in prurigo nodularis.

Unallocated research and development expenses were $37.7 million, $34.1 million and $33.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The increase of $3.6 million in unallocated research and development expenses in 2024 from 2023 was primarily due to an increase in personnel to support our clinical trials. The increase of $0.2 million in unallocated research and development expenses in 2023 from 2022 was primarily due to timing of raw material purchases to support internal development. Personnel-related costs for the years ended December 31, 2024, 2023 and 2022 included share-based compensation of $6.1 million, $5.5 million and $6.8 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $168.0 million, $129.4 million and $98.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. In 2022 and 2023, we expanded our ARCALYST salesforce to help drive further prescriber adoption and patient enrollments. The increase of $38.6 million in 2024 from 2023 was primarily due to an increase of $18.9 million in personnel-related costs and an increase in sales and marketing expenses of $13.5 million, largely attributable to a full year of expenses associated with the expansion of our salesforce in 2023 and an increase in professional fees of $2.8 million largely attributable to the Redomiciliation. The increase of $31.5 million in 2023 from 2022 was primarily due to an increase of $18.9 million in personnel-related costs and an increase in sales and marketing of $6.0 million largely attributable to the expansion of our salesforce. Personnel-related costs for the years ended December 31, 2024, 2023 and 2022 included share-based compensation of $22.9 million, $19.8 million and $17.7 million, respectively.

Other Income

Other income was $9.5 million for the year ended December 31, 2024, compared to $8.5 million for the year ended December 31, 2023. The increase of $1.0 million was primarily due to interest earned on higher cash, cash equivalents and short-term investment balances. Other income was $8.5 million for the year ended December 31, 2023, compared to other income of $1.3 million for the year ended December 31, 2022. The increase was due primarily to higher interest rates on U.S. Treasury notes and a higher average balance in short term investments.

Benefit (Provision) for Income Taxes

For the year ended December 31, 2024, we recorded an income tax provision of $7.0 million relating primarily to income earned in Switzerland and the U.S., net of Foreign-Derived Intangible Income (“FDII”) deduction and U.S. federal and state R&D Credits utilized.

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

Liquidity and Capital Resources

As of December 31, 2024, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $243.6 million. Our net income (losses) were ($43.2) million, $14.1 million and $183.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. We expect our cash balance and our expected cash inflows from operations to allow us to meet our current operating plan.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have committed to minimum payments to Regeneron of $40.7 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $11.3 million, $2.7 million of which are due within one year. In connection with our ongoing technology transfer of ARCALYST drug substance manufacturing, we have entered into a manufacturing commitment with Samsung to establish a new manufacturing site for ARCALYST drug substance. Such commitment, which includes the purchase of raw materials and related service fees, obligates us to minimum payments of $151.0 million, $15.2 million of which are due within one year. We have additionally entered into agreements with several CDMOs to provide us with preclinical and clinical trial materials for our non-ARCALYST assets, which obligate us to minimum payments of $40.8 million, $39.0 million of which are due within one year. In February 2025 we issued termination notices to several of these CDMOs to terminate clinical supply agreements for the production of abiprubart. The terminations will be effective in March 2025, and we are currently performing an analysis of the financial impact of the terminations. As of the date of this report, we expect to pay between $14.0 million and $17.0 million in termination cost.

Under various agreements with third parties, we are entitled to receive upfront payments, milestone payments, and royalties, each based upon specified milestones. During the year ended December 31, 2024 we received $10.0 million, following Genentech’s achievement of a development milestone in the fourth quarter of 2023 related to a second indication under the Genentech License Agreement and $5.0 million following Genentech’s achievement of a development milestone related to a third indication under the Genentech License Agreement. In the fourth quarter of

2024, following Huadong’s achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to pay a $20.0 million milestone, which was received in the first quarter of 2025.

These agreements impact our short-term and long-term liquidity and capital needs. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $243.6 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Years Ended
	December 31,
	2024	2023	2022

	(in thousands)
Net cash provided by operating activities	$25,689	$13,301	$5,807
Net cash provided by (used in) investing activities	37,672	(29,557)	(8,078)
Net cash provided by financing activities	12,266	1,495	2,516
Net increase (decrease) in cash and cash equivalents	$75,627	$(14,761)	$245

Operating Activities

Net cash provided by operations was $25.7 million for the year ended December 31, 2024, compared to $13.3 million for the year ended December 31, 2023. The increase in cash provided by operating activities is primarily due to an increase in net contribution from higher ARCALYST sales, offset by a decrease in cash received from licensing agreements of $20.0 million.

Net cash provided by operations was $13.3 million for the year ended December 31, 2023, compared to $5.8 million for the year ended December 31, 2022. The increase in cash provided by operating activities is primarily due to an increase in net contribution from higher ARCALYST sales, offset by a decrease in cash received from licensing agreements of $67.0 million.

Investing Activities

Net cash provided by investing activities was $37.7 million for the year ended December 31, 2024, compared to net cash used in investing activities of $29.6 million for the year ended December 31, 2023 as part of managing our cash and short-term investment portfolio mix.

Net cash used in investing activities was $29.6 million for the year ended December 31, 2023, compared to $8.1 million for the year ended December 31, 2022 as part of managing our cash and short-term investment portfolio mix.

Financing Activities

During the years ended December 31, 2024, 2023 and 2022, net cash provided by financing activities was $12.3 million, $1.5 million and $2.5 million, respectively, consisting of proceeds from the exercise of employee share options and our 2018 Employee Share Purchase Plan (the “2018 ESPP”).

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
●conduct new and ongoing research and pre-clinical and clinical development of our product candidates, including our planned Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis, our ongoing Phase 1 clinical trial of KPL-387 in normal healthy volunteers and our pre-clinical investigations of KPL-1161;
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
●identify, assess and study new or expanded indications for our products and product candidates and/or new or alternative dosing levels, dosing frequencies or administrations of our products and product candidates;
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
●address litigation arising out of, but not limited to, product liability claims, intellectual property disputes, disputes arising from our collaboration and license agreements and employment-related disputes;
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

Until such time, if ever, as we can generate substantial and sustained product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, or other sources, including, licensing, collaboration, marketing, distribution or other strategic transactions or arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect our shareholders’ rights as an ordinary shareholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

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

As of December 31, 2024, a 10% change in our product revenue allowance and reserve would not result in a material change in our net revenue.

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

As of December 31, 2024, we have accrued $11 million of estimated research and development expenses.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2024, our cash, cash equivalents and short-term investments consisted of money market funds and United States Treasury notes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. Such interest rates have and in the future may be subject to significant volatility. However, because of the short-term nature of the instruments in our portfolio, an immediate 100 basis point change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Trading Arrangements.

The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted, amended or terminated by our directors and officers during the three months ended December 31, 2024:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non Rule 10b5-1	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
Ross Moat	SVP, Chief Commercial Officer	Adoption	November 13, 2024	X		April 17, 2026	138,379

(1)	A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement or as otherwise provided in the trading arrangement.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except to the extent provided below, the information required to be disclosed by this Item will be set forth in our proxy statement for our 2025 Annual Meeting to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report by reference.

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

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2025 Annual Meeting to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2025 Annual Meeting to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2025 Annual Meeting to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2025 Annual Meeting to be filed with the SEC within 120 days of December 31, 2024, and is incorporated into this Annual Report by reference.

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

(a)(3) Exhibits. See Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Articles of Association of Kiniksa Pharmaceuticals International, plc	8-K12B	001-38492	3.1	6/28/24

4.1	Specimen Share Certificate evidencing the Class A Ordinary Shares	8-K12B	001-38492	4.1	6/28/24

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of February 9, 2018	S-1	333-224488	4.2	4/27/18

4.3	Description of Kiniksa Pharmaceuticals International, plc Securities	8-K12B	001-38492	4.2	6/28/24

10.1†	Asset Purchase Agreement, dated September 7, 2016, by and between the Registrant and Biogen MA Inc., as amended	S-1	333-224488	10.6	4/27/18

10.2††	Amendment No. 2, dated August 2, 2022, to the Asset Purchase Agreement, dated September 7, 2016, by and between the Registrant and Biogen MA Inc.	10-Q	001-38492	10.2	11/3/22

10.3†	License Agreement, dated September 25, 2017, by and between the Registrant and Regeneron Pharmaceuticals, Inc.	S-1	333-224488	10.7	4/27/18

10.4††	Amendments Nos. 1 and 2 to the License Agreement, dated September 25, 2017, by and between Kiniksa Pharmaceuticals Ltd. and Regeneron Pharmaceuticals, Inc.	10-Q	001-38492	10.2	5/6/21

10.5†	License Agreement, dated as of December 21, 2017, by and between the Registrant and MedImmune, Limited	S-1	333-224488	10.8	4/27/18

10.6†	Amendment No. 1 to the License Agreement, effective as of July 9, 2020, by and between Kiniksa Pharmaceuticals, Ltd. and MedImmune Limited	8-K	001-38492	10.1	7/15/20

10.7††	Exclusive License Agreement, dated as of November 1, 2013, by and between The Beth Israel Deaconess Medical Center and Primatope Therapeutics Inc.	10-K	001-38492	10.38	2/24/22

10.8††+	Collaboration and License Agreement (Rilonacept), by and between Kiniksa Pharmaceuticals (UK), Ltd. and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., dated as of February 21, 2022	10-Q	001-38492	10.2	5/5/22

10.9††+	Collaboration and License Agreement (Mavrilimumab), by and between Kiniksa Pharmaceuticals (UK), Ltd. and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., dated as of February 21, 2022	10-Q	001-38492	10.3	5/5/22

10.10††+	License Agreement, dated August 2, 2022, by and among Kiniksa Pharmaceuticals (UK), Ltd., Genentech, Inc. and F. Hoffmann-La Roche Ltd.	10-Q	001-38492	10.1	11/3/22

10.11††	Commercial Supply Agreement, dated February 26, 2021, by and between Kiniksa Pharmaceuticals (UK) Ltd. and Regeneron Pharmaceuticals, Inc.	10-Q	001-38492	10.1	5/6/21

10.12	Clinical Supply Agreement, dated as of September 27, 2017, by and between the Registrant and Regeneron Pharmaceuticals, Inc.	S-1	333-224488	10.9	4/27/18

10.13†	Master Services Agreement, dated June 25, 2024, by and between Kiniksa Pharmaceuticals (UK), Ltd. and Samsung Biologics Co., Ltd.	10-Q	001-38492	10.12	7/25/24

10.14†	Product Specific Agreement, dated June 25, 2024, by and between Kiniksa Pharmaceuticals (UK), Ltd. and Samsung Biologics Co., Ltd.	10-Q	001-38492	10.13	7/25/24

10.15	Sublease Agreement, dated as of March 13, 2018, by and between Kiniksa Pharmaceuticals Corp. and Shire Human Genetic Therapies, Inc.	S-1	333-224488	10.10	4/27/18

10.16	First and Second Amendment to Sublease Agreement, dated as of June 26, 2018 and July 17, 2018, respectively, by and between Kiniksa Pharmaceuticals Corp. and Shire Human Genetic Therapies, Inc.	10-Q	001-38492	10.10	8/6/18

10.17	Third Amendment to Sublease Agreement, dated as of November 7, 2018, by and between Kiniksa Pharmaceuticals Corp. and Shire Human Genetic Therapies, Inc.	8-K	001-38492	10.1	11/13/18

10.18	Recognition and Attornment Agreement and Amendment of Sublease by and between Kiniksa Pharmaceuticals Corp. and 92 Hayden Avenue Trust dated as of November 6, 2020	8-K	001-38492	10.1	11/10/20

10.19	Fifth Amendment of Sublease, dated July 27, 2022, by and between Kiniksa Pharmaceuticals Corp. and 92 Hayden Avenue Trust	10-Q	001-38492	10.3	11/3/22

10.20	Sixth Amendment of Sublease, dated May 24, 2023, by and between Kiniksa Pharmaceuticals Corp. and 92 Hayden Avenue Trust	10-Q	001-38492	10.1	8/1/23

10.21#	Amended and Restated Employment Agreement, dated as of May 29, 2018, by and between Kiniksa Pharmaceuticals Corp. and Sanj K. Patel	10-Q	001-38492	10.7	8/6/18

10.22#	Employment Agreement, effective as of January 1, 2025, by and between Kiniksa Pharmaceuticals Corp. and John F. Paolini					*

10.23#	Employment Agreement, effective as of January 1, 2025, by and between the Company and Mark Ragosa					*

10.24#	Employment Agreement, effective as of January 1, 2025, by and between Eben Tessari and Kiniksa Pharmaceuticals Corp.					*

10.25#	Change in Control Agreement, effective as of January 1, 2025, by and between Michael Megna and Kiniksa Pharmaceuticals Corp.					*

10.26#	Employment Agreement, effective as of January 1, 2025, by and between Kiniksa Pharmaceuticals Corp. and Ross Moat					*

10.27+#	Consulting Agreement by and between Kiniksa Pharmaceuticals International, plc and Dr. Richard Levy					*

10.28#	Form of Indemnification Agreement for Directors	8-K12B	001-38492	10.1	6/28/24

10.29#	Form of Indemnification Agreement for Officers	8-K12B	001-38492	10.2	6/28/24

10.30#	2015 Equity Incentive Plan	8-K12B	001-38492	10.3	6/28/24

10.31#	2018 Incentive Award Plan and forms of award agreements thereunder	8-K12B	001-38492	10.4	6/28/24

10.32#	2018 Incentive Award Plan; Subplan for UK Employees and forms of award agreements thereunder	8-K12B	001-38492	10.5	6/28/24

10.33#	2018 Incentive Award Plan; Forms of option grant notice and option agreement for German participants, restricted share grant notice and restricted share agreement for German participants, and restricted share unit grant notice and restricted share unit agreement for German participants	8-K12B	001-38492	10.6	6/28/24

10.34#	2018 Incentive Award Plan forms of option grant notice and option agreement for Swiss participants, restricted share grant notice and restricted share agreement for Swiss participants, and restricted share unit grant notice and restricted share unit agreement for Swiss participants	8-K12B	001-38492	10.7	6/28/24

10.35#	Form of 2024 Performance Share Unit Grant Notice and 2024 Performance Share Unit Award Agreement	10-Q	001-38492	10.2	4/25/24

10.36#	2018 Employee Share Purchase Plan	8-K12B	001-38492	10.8	6/28/24

10.37#	Offering Document under the 2018 Employee Share Purchase Plan	8-K12B	001-38492	10.9	6/28/24

10.38#	Agreement for the Provision of Depositary Services and Custody Services, dated as of June 28, 2024, in respect of Kiniksa Pharmaceuticals International, plc A Depositary Receipts and A1 Depositary Receipts among Computershare Trust Company, N.A., Kiniksa Pharmaceuticals International, plc and Holders of A Depositary Receipts and A1 Depositary Receipts	8-K12B	001-38492	10.10	6/28/24

10.39#	Agreement for the Provision of Depositary Services and Custody Services, dated as of June 28, 2024, in respect of Kiniksa Pharmaceuticals International, plc B Depositary Receipts and B1 Depositary Receipts among Computershare Trust Company, N.A., Kiniksa Pharmaceuticals International, plc and Holders of B Depositary Receipts and B1 Depositary Receipts	8-K12B	001-38492	10.11	6/28/24

10.40#	Non-Employee Director Compensation Program					*

10.41#	Restricted Share Agreement, dated as of September 16, 2015, by and between the Registrant and Sanj K. Patel	S-1	333-229394	10.25	1/28/19

19.1	Insider Trading Compliance Program	10-K	001-38492	19.1	2/28/24

21.1	Subsidiaries of the Registrant	10-K	001-38492	21.1	2/25/21

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-38492	97.1	2/28/24

101.INS	Inline XBRL Instance Document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith

**   Furnished herewith

*** Submitted electronically herewith

#	Indicates management contract or compensatory plan
†	Confidential treatment of certain provisions has been granted by the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended
††	Portions of the exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

+ Portions of the exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6)

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

Date: February 25, 2025	By:	/s/ Sanj K. Patel
Sanj K. Patel
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanj K. Patel	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 25, 2025
Sanj K. Patel

/s/ Mark Ragosa	Chief Financial Officer (principal financial officer)	February 25, 2025
Mark Ragosa

/s/ Michael R. Megna	Group VP, Finance and Chief Accounting Officer (principal accounting officer)	February 25, 2025
Michael R. Megna

/s/ Felix J. Baker	Lead Independent Director	February 25, 2025
Felix J. Baker

/s/ Stephen R. Biggar	Director	February 25, 2025
Stephen R. Biggar

/s/ M. Cantey Boyd	Director	February 25, 2025
M. Cantey Boyd

/s/ G. Bradley Cole	Director	February 25, 2025
G. Bradley Cole

/s/ Richard S. Levy	Director	February 25, 2025
Richard S. Levy

/s/ Thomas R. Malley	Director	February 25, 2025
Thomas R. Malley

/s/ Tracey L. McCain	Director	February 25, 2025
Tracey L. McCain

/s/ Kimberly J. Popovits	Director	February 25, 2025
Kimberly J. Popovits

/s/ Barry D. Quart	Director	February 25, 2025
Barry D. Quart

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kiniksa Pharmaceuticals International, plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kiniksa Pharmaceuticals International, plc and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Research and Development Costs

As described in Notes 2 and 9 to the consolidated financial statements, the Company has entered into various research and development-related contracts with companies both inside and outside of the United States. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. Within accrued expenses, total accrued research and development expenses amounted to $11.0 million as of December 31, 2024, which include accruals for these estimated research and development obligations. Accrual estimates are based on a number of factors, including management’s assessment of progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2025

We have served as the Company’s auditor since 2016.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$183,581	$107,954
Short-term investments	60,046	98,417
Accounts receivable, net	41,724	21,266
Inventory	26,364	31,122
Prepaid expenses and other current assets	20,084	17,538
Total current assets	331,799	276,297
Property and equipment, net	662	734
Operating lease right-of-use assets	10,376	11,931
Other long-term assets	10,315	827
Intangible asset, net	16,250	17,250
Deferred tax assets	211,151	219,283
Total assets	$580,553	$526,322

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,039	$8,246
Accrued collaboration expenses	48,157	16,939
Accrued expenses	32,355	27,728
Deferred revenue	—	307
Operating lease liabilities	1,993	2,253
Other current liabilities	16,077	8,193
Total current liabilities	100,621	63,666
Non-current liabilities:
Non-current deferred revenue	31,811	11,954
Non-current operating lease liabilities	7,862	10,005
Other long-term liabilities	1,823	1,858
Total liabilities	142,117	87,483
Commitments and contingencies (Note 16)
Shareholders’ equity:
Class A ordinary shares, par value of $0.000273235 per share; 41,881,319 shares and 35,781,373 shares issued and outstanding as of December 31, 2024 and 2023, respectively	11	10
Class B ordinary shares, par value of $0.000273235 per share; 1,795,158 shares issued and outstanding as of December 31, 2024 and 2023	1	1
Class A1 ordinary shares, $0.000273235 par value; 12,781,964 shares and 16,826,468 issued and outstanding as of December 31, 2024 and 2023, respectively	4	5
Class B1 ordinary shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of December 31, 2024 and 2023	4	4
Additional paid-in capital	959,722	916,763
Accumulated other comprehensive income (loss)	(163)	6
Accumulated deficit	(521,143)	(477,950)
Total shareholders’ equity	438,436	438,839
Total liabilities and shareholders’ equity	$580,553	$526,322

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Years Ended
	December 31,
	2024	2023	2022
Revenue:
Product revenue, net	$417,029	$233,176	$122,524
License and collaboration revenue	6,210	37,083	97,656
Total revenue	423,239	270,259	220,180
Operating expenses:
Cost of goods sold	60,910	33,407	22,895
Collaboration expenses	128,311	56,524	24,071
Research and development	111,623	76,097	65,490
Selling, general and administrative	168,011	129,427	97,951
Total operating expenses	468,855	295,455	210,407
Income (loss) from operations	(45,616)	(25,196)	9,773
Other income	9,464	8,544	1,253
Income (loss) before income taxes	(36,152)	(16,652)	11,026
Benefit (provision) for income taxes	(7,041)	30,736	172,337
Net income (loss)	$(43,193)	$14,084	$183,363
Net income (loss) per share attributable to ordinary shareholders—basic	$(0.60)	$0.20	$2.64
Net income (loss) per share attributable to ordinary shareholders—diluted	$(0.60)	$0.20	$2.60
Weighted average ordinary shares outstanding—basic	71,424,159	70,058,952	69,382,275
Weighted average ordinary shares outstanding—diluted	71,424,159	71,922,915	70,421,322
Comprehensive income (loss):
Net income (loss)	$(43,193)	$14,084	$183,363
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	(169)	(38)	110
Total other comprehensive income (loss)	(169)	(38)	110
Total comprehensive income (loss)	$(43,362)	$14,046	$183,473

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	69,060,403	$18	$860,482	$(66)	$(675,397)	$185,037
Issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	637,100	1	2,518	—	—	2,519
Share-based compensation expense	—	—	25,120	—	—	25,120
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	110	—	110
Net income	—	—	—	—	183,363	183,363
Balances at December 31, 2022	69,697,503	$19	$888,120	$44	$(492,034)	$396,149
Issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	763,114	1	1,494	—	—	1,495
Share-based compensation expense	—	—	27,149	—	—	27,149
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(38)	—	(38)
Net income	—	—	—	—	14,084	14,084
Balances at December 31, 2023	70,460,617	$20	$916,763	$6	$(477,950)	$438,839
Issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	2,055,442	—	12,266	—	—	12,266
Share-based compensation expense	—	—	30,693	—	—	30,693
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(169)	—	(169)
Net loss	—	—	—	—	(43,193)	(43,193)
Balances at December 31, 2024	72,516,059	$20	$959,722	$(163)	$(521,143)	$438,436

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(43,193)	$14,084	$183,363
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,695	2,341	2,402
Share-based compensation expense	30,693	27,149	25,120
Non-cash lease expense	3,136	3,054	3,041
Amortization (accretion) of discounts on short-term investments	441	(1,068)	(82)
Gain on disposal of property and equipment	(25)	—	—
Loss on disposal of property and equipment	1	179	33
Deferred income taxes	8,132	(33,788)	(185,495)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,710)	(7,067)	(3,858)
Accounts receivable, net	(20,458)	(8,606)	(8,675)
Inventory	4,758	(9,523)	(17,924)
Contract asset	—	7,656	(7,656)
Other long-term assets	(9,735)	4,584	2,654
Accounts payable	(6,306)	347	6,031
Accrued expenses, accrued collaboration expenses and other current liabilities	43,729	16,940	(3,709)
Operating lease liabilities	(3,984)	(3,261)	(3,007)
Deferred revenue	19,550	261	12,000
Other long-term liabilities	(35)	19	1,569
Net cash provided by operating activities	25,689	13,301	5,807
Cash flows from investing activities:
Proceeds from sale of property and equipment	25	—	91
Purchases of property and equipment	(277)	(130)	(105)
Purchases of short-term investments	(202,014)	(204,933)	(135,864)
Proceeds from the maturities of short-term investments	239,938	175,506	127,800
Net cash provided by (used in) investing activities	37,672	(29,557)	(8,078)
Cash flows from financing activities:
Proceeds from issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	17,250	3,701	3,417
Payments in connection with ordinary stock tendered for employee tax obligations	(4,984)	(2,206)	(901)
Net cash provided by financing activities	12,266	1,495	2,516
Net increase (decrease) in cash and cash equivalents	75,627	(14,761)	245
Cash and cash equivalents at beginning of period	107,954	122,715	122,470
Cash and cash equivalents at end of period	$183,581	$107,954	$122,715

Supplemental information:
Cash paid for income taxes, net	$2,003	$5,605	$10,689

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$1,581	$9,600	$2,876
Additions to property and equipment included in accrued expenses and other liabilities	$153	$54	$—

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1.           Nature of the Business and Basis of Presentation

Kiniksa Pharmaceuticals International, plc (the “Company” or “Kiniksa International”) is a biopharmaceutical company developing and commercializing novel therapies for diseases with unmet need, with a focus on cardiovascular indications. The Company’s portfolio of immune-modulating assets is based on strong biologic rationale or validated mechanisms, targets a spectrum of underserved cardiovascular and autoimmune conditions and offers the potential for differentiation.

The Company is the successor issuer to Kiniksa Pharmaceuticals, Ltd. (“Kiniksa Bermuda”). On June 27, 2024, the Company and Kiniksa Bermuda completed a transaction pursuant to a Bermuda court-approved scheme of arrangement (the “Scheme”), which had been previously approved by Kiniksa Bermuda’s shareholders. Pursuant to the Scheme, the shareholders of Kiniksa Bermuda became the shareholders of the Company and the Company became the ultimate parent and holding company of the Kiniksa organization, thereby effecting a change of incorporation from Bermuda to the United Kingdom (the “Redomiciliation”). As used herein, and unless the context otherwise requires, references to the “Company” prior to the Redomiciliation shall refer to Kiniksa Bermuda and from and after the Redomiciliation, to Kiniksa International. In addition, references to “ordinary shares” prior to the Redomiciliation are to Kiniksa Bermuda’s common shares and from and after the Redomiciliation are to Kiniksa International’s ordinary shares.

The Company is subject to risks common to companies in the biopharmaceuticals industry including, but not limited to, commercialization of existing and new products, conducting clinical research and development, its current and future products and product candidates, risks from existing or new competition, protection of proprietary intellectual and other technology and compliance with US and foreign regulations and approval requirements.

Principles of Consolidation

The Redomiciliation was accounted for as a change in the reporting entity between entities under common control and the historical basis of accounting was retained as if the entities had always been combined for financial reporting purposes. The consolidated financial statements for periods prior to the Redomiciliation are the consolidated statements of Kiniksa Bermuda as the predecessor to the Company for accounting and reporting purposes and, upon completion of the Redomiciliation, such historical consolidated financial statements became Kiniksa International’s historical consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), Kiniksa Bermuda and Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”) as well as the subsidiary of Kiniksa US, Primatope Therapeutics, Inc. (“Primatope”) and subsidiaries of Kiniksa UK, Kiniksa Pharmaceuticals (Germany) GmbH (“Kiniksa Germany”), Kiniksa Pharmaceuticals (France) SARL (“Kiniksa France”), and Kiniksa Pharmaceuticals, GmbH (“Kiniksa Switzerland”), after elimination of all significant intercompany accounts and transactions. Where the Kiniksa Pharmaceuticals International, plc entity is referred to in its single, unconsolidated form, it is referred to as “Kiniksa International”.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue, the accrual for research and development expenses, and the valuation of the Company’s deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Reporting and Functional Currency

The financial results of the Company’s global activities are reported in U.S. dollars (“USD”) and its foreign subsidiaries other than Kiniksa UK and Kiniksa Switzerland generally utilize their respective local currency to be their functional currency.

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

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2024, the Company had an accumulated deficit of $521,143. During the year ended December 31, 2024, the Company recorded a net loss of $43,193 and provided $25,689 of cash from operating activities. As of December 31, 2024, the Company had cash, cash equivalents and short-term investments of $243,627.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. As of December 31, 2024 and 2023 cash and cash equivalents consisted principally of U.S. Treasury notes, amounts held in money market accounts and cash on deposit at commercial banks.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. As of December 31, 2024 and 2023, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is also subject to credit risk from the accounts receivable related to product revenue. The majority of trade accounts receivable are recorded net of allowances for cash discounts associated with prompt payments from customers. All trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider. There were no material write-offs charged against the allowance for the year ended December 31, 2024.

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

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. The Company classifies inventory as long-term when the inventory is expected to be utilized beyond the Company’s normal operating cycle and includes such amounts in other long-term assets in the Company’s consolidated balance sheets. Prior to the regulatory approval of its drug candidates, the Company incurs expenses for the manufacture of product candidate supplies to support clinical development that could potentially be available to support the commercial launch of those therapeutics. Until the date at which regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expenses. The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of sales in the Company’s consolidated statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional writedown of inventory may be required.

Finished goods that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified and labeled for use in clinical trials as the products are required to be re-labeled for alternative uses. The finished goods inventory that will ultimately be distributed free of charge under the Company’s patient assistance program are recognized as selling expense when they are labeled as free goods.

The Company is conducting a technology transfer of ARCALYST drug substance manufacturing from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to Samsung Biologics Co., Ltd. (“Samsung”). Costs associated with the establishment of ARCALYST production at a new manufacturing site that do not meet the criteria for research and development or capitalization into inventory, including raw materials consumed, are included in cost of goods sold in the period incurred. During the years ended December 31, 2024 and 2023 the Company incurred $15,849 and $3,265, respectively, of expense related to the technology transfer of ARCALYST drug substance manufacturing in cost of goods sold. No expenses were incurred in the year ending December 31, 2022.

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

Sales Returns

Allowances are made for estimated sales returns by the customers and are recorded in the period the related revenue is recognized. The Company typically permit returns if the product is out of date or damaged during transition to

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

the common carrier. The Company’s estimates of sales returns are based primarily on the Company’s historical return rate. The Company also takes into consideration known or expected changes in the marketplace specific to ARCALYST.

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

For elements of collaboration arrangements that are accounted for pursuant to ASC 606, the Company identifies the performance obligations and allocate the total consideration the Company expects to receive on a relative standalone selling price basis to each performance obligation. Variable consideration such as performance-based milestones will be included in the total consideration if the Company expects to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. The Company’s estimate of the total consideration the Company expects to receive under each collaboration arrangement is updated for each reporting period, and any adjustments to revenue are recorded on a cumulative catch-up basis. The Company excludes sales-based royalty and milestone payments from the total consideration the Company expects to receive until the underlying sales occur because the license to the Company’s intellectual property is deemed to be the predominant item to which the royalties or milestones relate as it is the primary driver of value in the Company’s collaboration arrangements.

Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The Company recognize revenue associated with each performance obligation as the control over the promised goods or services transfer to the Company’s collaboration partner which occurs either at a point in time or over time. If control transfers over time, revenue is recognized by using a method of measuring progress that best depicts the transfer of goods or services. The Company evaluates the measure of progress and related inputs each reporting period and any resulting adjustments to revenue are recorded on a cumulative catch-up basis.

Consideration received that does not meet the requirements to satisfy ASC 808 or ASC 606 revenue recognition criteria is recorded as deferred revenue in the accompanying consolidated balance sheets, classified as either short-term (less than 12 months) or long-term (more than 12 months) deferred revenue based on the Company’s best estimate of when such revenue will be recognized.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets, including intangible assets and property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, the Company determines whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2024 and there have been no events that triggered an impairment analysis.

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

Selling, General and Administrative Expense

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

Advertising costs are expensed as incurred. For the years ended December 31, 2024, 2023 and 2022, advertising costs totaled $11,433, $9,066 and $5,725, respectively.

Share-Based Compensation

The Company measures all share-based awards granted to employees and directors based on their fair value on the date of grant. The Company issues share-based awards with both service-based, performance-based and market-based vesting conditions. The Company recognizes compensation expense for awards with service and market conditions on a straight-line basis over the requisite service period. For awards that contain performance conditions, the Company determines the appropriate amount to expense based on the anticipated achievement of performance targets, which requires judgment, including forecasting the achievement of future specified targets. At the date performance conditions are determined to be probable of achievement, the Company records a cumulative expense catch-up, with remaining expense amortized over the remaining service period. Throughout the performance period, the Company re-assesses the estimated performance and updates the number of performance-based awards that the Company believes will ultimately vest.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the award, the risk-free interest rate, and expected dividends (see Note 11). Prior to May 2018, the Company was a private company and, accordingly, lacked company-specific historical and implied volatility information for its shares. Therefore, it estimated its expected share price volatility based on the historical volatility of the Company and historical volatility of publicly traded peer companies until such time as it had adequate historical data regarding the

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

volatility of its own traded share price. The expected term of the Company’s options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future.

The fair value of each restricted share unit award is based on the closing price of the Company’s Class A ordinary shares on the date of grant, with the exception of PSUs with market conditions, which are measured using the Monte Carlo valuation model. The Monte-Carlo valuation model requires the use of assumptions, including but not limited to the expected volatility, correlation coefficients, risk free rate, expected dividend yield and expected term.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2024, 2023 and 2022 the Company’s other comprehensive income (loss) was comprised of unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax.

Net Income (Loss) per Share

Basic net income (loss) per share attributable to ordinary shareholders is computed by dividing the net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted net income (loss) attributable to ordinary shareholders is computed by adjusting net income (loss) attributable to ordinary shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to ordinary shareholders is computed based on the treasury method by dividing the diluted net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period, including potential dilutive ordinary shares. For purpose of this calculation, outstanding share options and unvested restricted share units are considered potential dilutive ordinary shares.

In periods in which the Company reports a net loss attributable to ordinary shareholders, diluted net loss per share attributable to ordinary shareholders is the same as basic net loss per share attributable to ordinary shareholders, since dilutive ordinary shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to ordinary shareholders for the year ended December 31, 2024.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Prior to the Redomiciliation, the Company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, the Company is incorporated and principally subject to taxation in the United Kingdom. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from its losses incurred in Bermuda during the reporting periods in which it was incorporated there, and no net operating loss carryforwards will be available to the Company for those losses. Following the Redomiciliation, the Company’s income is subject to the enacted United Kingdom statutory corporate tax rate and net operating losses incurred have an indefinite carryforward. The Company’s wholly owned U.S. subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa Bermuda remains subject to taxation, if any, in Bermuda. The Company’s wholly owned subsidiary Kiniksa UK, and Kiniksa UK’s wholly owned subsidiaries, Kiniksa Germany, Kiniksa France, and Kiniksa Switzerland are subject to taxation in their respective countries. Certain of the Company’s subsidiaries operate under cost plus arrangements.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 17 Segment Information in the accompanying notes to the consolidated financial statements for further detail.

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

	Fair Value Measurements
	as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$135,275	$—	$—	$135,275
Short-term investments — U.S. Treasury notes	—	60,046	—	60,046
Total	$135,275	$60,046	$—	$195,321

	Fair Value Measurements
	as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$43,554	$—	$—	$43,554
Cash equivalents — U.S. Treasury notes	—	1,995	—	1,995
Short-term investments — U.S. Treasury notes	—	98,417	—	98,417
Total	$43,554	$100,412	$—	$143,966

During the years ended December 31, 2024 and 2023 there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of December 31, 2024 and 2023 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

Cash equivalents and short-term investments as of December 31, 2024 and 2023 consisted of U.S. Treasury notes which investments were each due within six months of such date.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2024
Short-term investments — U.S. Treasury notes	$60,022	$24	$—	$—	$60,046
Total	$60,022	$24	$—	$—	$60,046

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2023
Cash equivalents — U.S. Treasury notes	$1,995	$—	$—	$—	$1,995
Short-term investments — U.S. Treasury notes	98,387	30	—	—	98,417
Total	$100,382	$30	$—	$—	$100,412

As of December 31, 2024 and 2023 the Company considers the unrealized losses in their investment portfolio to be temporary in nature and not due to credit losses. The Company has the ability to hold such investments until

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on their available-for-sale securities for the years ended December 31, 2024 or 2023.

4.           Product Revenue, Net

ARCALYST

Product revenue, net, from sales of ARCALYST was as follows:

	Years Ended
	December 31,
	2024	2023	2022
Product Revenue, net	$417,029	$233,176	$122,524

The following tables summarizes balances and activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2024 and 2023:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2023	$2,022	$3,775	$341	$6,138
Current provisions relating to sales in the current year	24,738	18,436	1,296	44,470
Adjustments relating to prior years	(31)	(155)	836	650
Payments/returns relating to sales in the current year	(21,277)	(9,796)	—	(31,073)
Payments/returns relating to sales in the prior years	(1,957)	(3,620)	(179)	(5,756)
Balance at December 31, 2024	$3,495	$8,640	$2,294	$14,429

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2022	$1,464	$2,084	$351	$3,899
Current provisions relating to sales in the current year	16,274	9,437	212	25,923
Adjustments relating to prior years	(88)	(199)	(182)	(469)
Payments/returns relating to sales in the current year	(14,234)	(5,694)	—	(19,928)
Payments/returns relating to sales in the prior years	(1,394)	(1,853)	(40)	(3,287)
Balance at December 31, 2023	$2,022	$3,775	$341	$6,138

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Total revenue-related reserves as of December 31, 2024 and 2023, included in the Company’s consolidated balance sheets, are summarized as follows:

	December 31,	December 31,
	2024	2023
Reduction of accounts receivable	$(444)	$(459)
Components of other current liabilities	14,873	6,597
Total revenue-related reserves	$14,429	$6,138

pl

5.           Inventory

Inventory consisted of the following:

	December 31,	December 31,
	2024	2023
Raw materials	$9,972	$—
Semi-finished goods	—	18,258
Finished goods	21,246	12,864
Total inventory	$31,218	$31,122
Balance Sheet Classification:
Inventory	$26,364	$31,122
Other long-term assets	4,854	—
Total inventory	$31,218	$31,122

6.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2024	2023
Furniture, fixtures and vehicles	$183	$224
Computer hardware and software	379	379
Leasehold improvements	3,931	3,931
Lab equipment	4,207	3,972
Construction in progress	155	13
Total property and equipment	8,855	8,519
Less: Accumulated depreciation	(8,193)	(7,785)
Total property and equipment, net	$662	$734

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $448, $1,109 and $1,179, respectively.

As of December 31, 2024 and 2023, $99 and $122, respectively, of the Company’s property and equipment, net was in the United Kingdom.

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

The components of lease cost for the year ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended
	December 31,
	2024	2023	2022
Operating lease cost	$3,875	$3,749	$3,380
Variable lease cost	708	1,023	132
Short-term lease cost	153	-	-
Total lease cost	$4,736	$4,772	$3,512

Variable lease costs primarily related to operating expense, taxes and insurance associated with the Company’s operating leases. As these costs are generally variable in nature, they are not included in the measurement of the operating lease asset and related lease liability.

December 31,
2024
Weighted-average remaining lease term (years)	3.40
Weighted-average discount rate	6.86%

Maturities of operating leases liabilities were as follows:

As of December 31,
2025	$2,552
2026	3,438
2027	3,118
2028	2,037
2029	—
Thereafter	—
Total future minimum lease payments	$11,145
Less imputed interest	(1,290)
Present value of lease liabilities	$9,855

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

8.           Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized in the following table.

		As of December 31, 2024			As of December 31, 2023
			Accumulated			Accumulated
	Estimated life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$3,750	$16,250	$20,000	$2,750	$17,250
Total		$20,000	$3,750	$16,250	$20,000	$2,750	$17,250

As of December 31, 2024 future amortization of intangible assets are as follows:

For the years ended December 31,
2025	$1,000
2026	1,000
2027	1,000
2028	1,000
2029	1,000

9.           Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Accrued research and development expenses	$11,004	$7,895
Accrued employee compensation and benefits	17,046	15,954
Accrued legal, commercial and professional fees	3,617	3,553
Other	688	326
Total accrued expenses	$32,355	$27,728

During the year ended December 31, 2022, the Company recorded an out of period adjustment of $2,223 that primarily related to a decrease in accrued research and development expenses to correct immaterial errors that originated in prior periods. The Company evaluated the materiality of the adjustments to prior-period annual and interim financial statements and the current period, and concluded the effect of the adjustments were immaterial to all periods.

10.            Ordinary Shares

The rights of the holders of the Company’s Class A ordinary shares, Class B ordinary shares, Class A1 ordinary shares and Class B1 ordinary shares are identical, except with respect to voting, transferability and conversion, as described below. The Company has authorized 200,000,000 shares, at a nominal value of $0.000273235 as of December 31, 2024 and 2023.

Voting

Each Class A ordinary share entitles the holder to one vote on all matters submitted to the shareholders for a vote. Each Class B ordinary share entitles the holder to ten votes on all matters submitted to the shareholders for a vote.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The holders of Class A and Class B ordinary shares, voting together as a single class, are entitled to elect the directors of the Company. Holders of Class A1 ordinary shares and Class B1 ordinary shares have no voting rights.

Dividends

The Company’s ordinary shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. Through December 31, 2024, no cash dividends have been declared or paid.

Conversion

Each Class B ordinary share automatically converts into one Class A ordinary share upon certain transfers of such shares by the holder thereof (subject to certain exceptions). Each Class B ordinary share is convertible, at the holder’s election into one Class A ordinary share or one Class B1 ordinary share. Each Class A1 ordinary share is convertible into one Class A ordinary share at the holder’s election (subject to certain exceptions). Each Class B1 ordinary share automatically converts into one Class A ordinary share upon certain transfers of such shares by the holder thereof (subject to certain exceptions). Each Class B1 ordinary share is convertible into one Class A ordinary share or one Class B ordinary share at the holder’s election (subject to certain exceptions). There are no conversion rights associated with the Class A ordinary shares.

Kiniksa Bermuda Shares

In connection with the Redomiciliation, Kiniksa Bermuda was issued with one ordinary share with a nominal value of £0.01 per share (the “KNSA Bermuda Ordinary Share”) and 50,000 redeemable preference shares with a nominal value of £1.00 per share (the “KNSA Bermuda Preference Shares”) in the capital of Kiniksa International in order to satisfy the initial authorized minimum capital requirements for an English public company which is currently prescribed as GBP£50,000. In the year ending December 31, 2025, it is expected that: (i) the KNSA Bermuda Ordinary Share will be gifted to Kiniksa International for nil consideration; and (ii) the KNSA Bermuda Preference Shares will be redeemed in order to remove Kiniksa Bermuda as a shareholder of Kiniksa International. The KNSA Bermuda Preference Shares have no rights to vote at any general meeting of Kiniksa International and have no right to receive any dividend. The rights and restrictions attaching to the Existing Preference Shares and KNSA Bermuda Ordinary Share are set out in the articles of association of Kiniksa International.

11.           Share-Based Compensation

As part of the Redomiciliation, Kiniksa International assumed the sponsorship of, and all rights and obligations of Kiniksa Bermuda under Kiniksa Bermuda’s equity compensation plans, which include the 2018 Plan, the 2015 Plan, the 2018 ESPP and the RLTIP (each as defined below).

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

A total of 4,466,500 Class A ordinary shares were initially reserved for issuance under the 2018 Plan. The number of Class A ordinary shares that may be issued under the 2018 Plan will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 4% of the Class A ordinary shares outstanding (on an as-converted basis)

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

on the final day of the immediately preceding calendar year and (2) a smaller number of Class A ordinary shares determined by the Company’s board of directors. As of December 31, 2024, 5,205,357 shares remained available for future grant. On January 1, 2025, the Class A ordinary shares issuable pursuant to the 2018 Plan increased by 2,900,642 shares, equal to 4% of the as-converted Class A ordinary shares outstanding on December 31, 2024. The Class A ordinary shares underlying any awards issued under the 2018 Plan or the 2015 Plan that on or after the effective date of the 2018 Plan expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited under the 2018 Plan or the 2015 Plan will be added back to the Class A ordinary shares available for issuance under the 2018 Plan.

2015 Equity Incentive Plan

Until May 23, 2018 (the effective date of the 2018 Plan), the 2015 Plan provided for the Company to grant incentive share options, nonqualified share options, share grants and other share-based awards to employees and non-employees to purchase the Company’s Class A ordinary shares. On the effective date of the 2018 Plan, the Company ceased granting awards under the 2015 Plan. At that time, the 4,691,213 Class A ordinary shares subject to outstanding awards under the 2015 Plan remained reserved for issuance under the plan pursuant to such awards and the 92,170 Class A ordinary shares that had been available for future grant under the 2015 Plan were no longer authorized and reserved for issuance or available for future grant under the 2015 Plan.

As of December 31, 2024, there were 1,433,203 Class A ordinary shares subject to outstanding awards under the 2015 Plan and reserved for issuance thereunder pursuant to such awards. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Class A ordinary shares subject to awards granted under the 2015 Plan that expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited become available for issuance under the 2018 Plan.

The exercise price for share options granted under the 2015 Plan was determined by the Company’s board of directors. All incentive share options granted to any person possessing 10% or less of the total combined voting power of all classes of shares could not have an exercise price of less than 100% of the fair market value of the Class A ordinary shares on the grant date. All incentive share options granted to any person possessing more than 10% of the total combined voting power of all classes of shares could not have an exercise price of less than 110% of the fair market value of the Class A ordinary shares on the grant date. The option term for incentive share options could not be greater than 10 years. Incentive share options granted to persons possessing more than 10% of the total combined voting power of all classes of shares could not have an option term of greater than five years. The vesting period for equity-based awards was determined by the board of directors, which was generally four to six years. For awards granted to employees and non-employees with four year vesting terms, 25% of the option vests on the first anniversary of the grant date and the remaining shares vest equally each month for three years thereafter. For awards granted to employees with six year vesting terms, 16% of the option vests on the first anniversary of the grant date and the remaining shares vest based on a predetermined vesting schedule for five years thereafter.

2018 Employee Share Purchase Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Employee Share Purchase Plan (the “2018 ESPP”), which became effective on May 23, 2018. A total of 670,000 Class A ordinary shares were initially reserved for issuance under the 2018 ESPP. The number of Class A ordinary shares that may be issued under the 2018 ESPP automatically increases on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 1% of the Class A ordinary shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A ordinary shares determined by the Company’s board of directors, provided that no more than 6,420,000 Class A ordinary shares may be issued under the 2018 ESPP. In December 2024, the Company’s board of directors approved an increase as of January 1, 2025 of 90,000 Class A ordinary shares. As of December 31, 2024, 671,515 Class A ordinary shares were available for future issuance under the 2018 ESPP.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Share Options

The following table summarizes option activity for the year ended December 31, 2024:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding as of December 31, 2023	11,599,089	$13.67	6.91	$54,653
Granted	1,744,079	$22.15
Exercised	(1,520,347)	$10.69
Forfeited	(535,827)	$16.39
Outstanding as of December 31, 2024	11,286,994	$15.25	6.49	$62,334
Share options exercisable as of December 31, 2024	7,675,022	$14.24	5.49	$48,433
Share options vested and expected to vest as of December 31, 2024	11,286,994	$15.25	6.49	$62,334

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.

During the year ended December 31, 2024, share option holders exercised 1,520,347 share options for Class A ordinary shares with an intrinsic value of $19,235 for total cash proceeds to the Company of $16,260. During the year ended December 31, 2023, share option holders exercised 319,829 share options for Class A ordinary shares with an intrinsic value of $2,595 for total cash proceeds to the Company of $2,876. During the year ended December 31, 2022, share option holders exercised 383,106 share options for Class A ordinary shares with an intrinsic value of $2,196 for total cash proceeds to the Company of $2,606.

The weighted-average grant-date fair value per share of share options granted during the years ended December 31, 2024, 2023 and 2022 was $14.41, $9.82 and $7.66, respectively.

The total fair value of share options vested during the years ended December 31, 2024, 2023 and 2022 was $18,161, $19,036 and $21,229, respectively.

As of December 31, 2024, total unrecognized compensation expense related to the unvested share option awards was $37,910 which is expected to be recognized over a weighted average remaining period of 2.44 years.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of share options granted to employees and directors from the 2018 Plan during the years ended December 31, 2024, 2023 and 2022 were as follows, presented on a weighted-average basis:

	Years Ended
	December 31,
	2024	2023	2022
Risk-free interest rate	4.07%	3.96%	3.00%
Expected term (in years)	6.16	6.15	6.17
Expected volatility	68.29%	71.33%	73.83%
Expected dividend yield	—%	—%	—%

During the years ended December 31, 2024, 2023 and 2022, the Company did not grant share options to non-employees.

Restricted Share Units

RSUs represent the right to receive shares of the Company’s Class A ordinary shares upon vesting of the RSUs. The fair value of each RSU award is based on the closing price of the Company’s Class A ordinary shares on the date of grant.

Starting March 2021, the Company granted RSUs with service conditions (“Time-Based RSUs”) to eligible employees. The Time-Based RSUs vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued employment through such dates.

Rilonacept Long-Term Incentive Plan

In December 2019, the compensation committee of the Company’s board of directors approved the Company’s Rilonacept Long-Term Incentive Plan (“RLTIP”) under the Company’s 2018 Plan to incentivize eligible employees of the Company or any of its subsidiaries to achieve FDA approval for the commercial sale and marketing of ARCALYST for the treatment of recurrent pericarditis in the United States (“RLTIP Milestone”). The RLTIP provided for eligible employees to receive a cash award and two grants of RSU awards covering Class A ordinary shares under the 2018 Plan.

The cash award was eligible to be earned and paid upon the date the RLTIP Milestone was achieved (the “Achievement Date”) with respect to an amount determined in accordance with the RLTIP based on the earnout percentage. The number of Class A ordinary shares issuable under the first RSU award (“First RSU Award”) as a result of the achievement of the RLTIP Milestone was determined in accordance with the RLTIP based on the earnout percentage, and such RSUs vested on the first anniversary of the Achievement Date, subject to continued employment on such date. The second RSU award was granted on the Achievement Date with respect to a number of shares determined in accordance with the RLTIP, based on both the earnout percentage and the upside earnout percentage, and vested on the second anniversary of the Achievement Date, subject to continued employment on such date.

During the years ended December 31, 2020 and 2019, the Company granted the First RSU Awards as part of the RLTIP to eligible employees. During the year ended December 31, 2021, the RLTIP Milestone was achieved and 187,682 of Class A ordinary shares were issued under the First RSU Awards in accordance with the RLTIP and vested in one installment in March 2022 (on the first anniversary of the Achievement Date). During the year ended December 31, 2021, the Second RSU Awards were granted to eligible employees on the Achievement Date with 142,283 shares granted in accordance with the RLTIP which vested in one installment in March 2023.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $11,090, $7,822 and $4,246, respectively in compensation expense related to RSUs including those granted in connection with the RLTIP.

The following table summarizes RSU activity, including the Time-Based RSUs and the RSU Awards under the RLTIP, for the year ended December 31, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2023	2,396,888	$14.00
Granted	984,945	$22.19
Vested	(680,031)	$13.96
Forfeited	(451,200)	$15.16
Unvested RSUs as of December 31, 2024	2,250,602	$17.36

As of December 31, 2024, total unrecognized compensation cost related to the RSU Awards and Time-Based RSUs was $32,544 which is expected to be recognized over a weighted average remaining period of 2.57 years.

Market and Performance-Based Shares Units

In the second quarter of 2024, the Company began periodically granting performance-based restricted share units to certain employees under the 2018 Plan. The Company granted awards which are earned based upon the achievement of certain specified ARCALYST revenue targets (“Revenue PSUs”), and awards which are earned based upon the Company’s total shareholder return (“TSR”) relative to the performance of the members of the Nasdaq Biotechnology Index (“TSR PSUs” and, together with the Revenue PSUs, the “PSUs”). The PSUs are subject to a three year service period.

The following table summarizes PSU activity for the year ended December 31, 2024:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested PSUs as of December 31, 2023	-	$-
Granted	62,914	$22.06
Forfeited	(3,777)	$22.06
Unvested PSUs as of December 31, 2024	59,137	$22.06

As of December 31, 2024, total unrecognized compensation cost related to the PSU awards was $1,268 which is expected to be recognized over a weighted average remaining period of 2.00 years.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive income (loss) as follows:

	Years Ended
	December 31,
	2024	2023	2022
Cost of goods sold	$1,623	$1,812	$636
Research and development expenses	6,133	5,496	6,766
Selling, general and administrative expenses	22,937	19,841	17,718
Total stock-based compensation	$30,693	$27,149	$25,120

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

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license. During the year ended December 31, 2023, the Company received cash payments of $20,000 following delivery of certain drug supplies to Genentech and $15,000 following Genentech’s achievement of a development milestone related to a new indication under the Genentech License Agreement. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10,000 which the Company received in 2024. In the second quarter of 2024, the Company received a cash payment of $5,000 following the achievement of a development milestone related to the third indication under the Genentech License Agreement. Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $570,000 remain as of December 31, 2024. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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
Completion of the phase 2b clinical trial for vixarelimab

Over time, using the cost-to-cost input method, which is believed to best depict the transfer of control to the customer. Under the cost-to-cost input method, the percent of completion is based on the ratio of actual costs incurred as of the period end to the total estimated costs. Revenue is recorded as a percentage of the allocated transaction price times the percent of completion.

The Company recognized $5,261, $37,083 and $87,656 of collaboration revenue during the years ended December 31, 2024, 2023 and 2022, respectively, under the Genentech License Agreement related to the license, completed portion of the Phase 2b clinical trial for vixarelimab, and materials delivered. As a result of the $5,000 in development milestones achieved by Genentech, the Company recognized revenue of $4,989, during the year ended December 31, 2024, related to performance obligations satisfied in prior periods. The remaining revenue was recognized as a result of the completed portion of the Phase 2b clinical trial for vixarelimab. As of December 31, 2024, the Company has recognized as revenue all of the transaction price associated with the Genentech License Agreement.

Huadong Collaboration Agreements

In February 2022 (the “Effective Date”), the Company entered into two collaboration and license agreements (each, a “Huadong Collaboration Agreement” and together, the “Huadong Collaboration Agreements”) with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), pursuant to which the Company granted Huadong exclusive rights to develop and commercialize ARCALYST and develop, manufacture and commercialize mavrilimumab (each, a “Huadong Licensed Product” and together, the “Huadong Licensed Products”) in the following countries: People’s Republic of China, Hong Kong SAR, Macao SAR, Taiwan Region, South Korea, Indonesia, Singapore, The Philippines, Thailand, Australia, Bangladesh, Bhutan, Brunei, Burma, Cambodia, India, Laos, Malaysia, Maldives, Mongolia, Nepal, New Zealand, Sri Lanka, and Vietnam (collectively, the “Huadong Territory”). The Company otherwise retained its current rights to the Huadong Licensed Products outside the Huadong Territory.

In February 2025, the Company provided written notice to Huadong that Huadong has not conducted material development activity with respect to mavrilimumab in the People’s Republic of China for a continuous period in excess of six months as required under the mavrilimumab Huadong Collaboration Agreement. Unless Huadong conducts material development activity within a prescribed time period, the mavrilimumab Huadong Collaboration Agreement will terminate on April 25, 2025. The Company does not expect to record any significant charges related to the termination of the mavrilimumab Huadong Collaboration Agreement.

Under the Huadong Collaboration Agreements, the Company received a total upfront cash payment of $22,000, which included $12,000 for the Huadong Territory license of ARCALYST and $10,000 for the Huadong Territory license of mavrilimumab. In 2024, following the achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20,000 to the Company. The Company will be eligible to receive up to approximately $50,000 in contingent sales-based milestone payments for ARCALYST, all of which remain as of December 31, 2024. Due to its termination, the Company does not expect to

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

receive any future payments under the mavrilimumab Huadong Collaboration Agreement. The Company was eligible to receive up to approximately $576,000 in payments for mavrilimumab, including specified development, regulatory and sales-based milestones, all of which remained as of December 31, 2024. Huadong was also obligated to pay the company tiered percentage royalties ranging from mid-teens to low twenties on annual net sales of mavrilimumab in the Huadong territory. Huadong will also be obligated to pay the Company tiered percentage royalties ranging from the low-to-mid teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on ARCALYST on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of the Company’s patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory.

Pursuant and subject to the terms of the Huadong Collaboration Agreements, Huadong has the exclusive right to conduct Huadong Territory-specific development activities for ARCALYST in the Huadong Territory, the first right to support global development of ARCALYST by serving as the sponsor of the global clinical trials conducted in the Huadong Territory and the exclusive right to commercialize ARCALYST in the Huadong Territory. Huadong will be responsible for all costs of development activities and commercialization in the Huadong Territory. Both the Company and Huadong participate in a joint steering committee, which coordinates and oversees the exploitation of ARCALYST in the Huadong Territory.

The Company will supply certain materials to support development and commercialization activities for ARCALYST.

Absent early termination, the ARCALYST Huadong Collaboration Agreement will continue on a country-by-country or region-by-region basis until there are no more royalty payments owed to the Company in such country or region. Huadong has the right to terminate the ARCALYST Huadong Collaboration Agreement at its discretion upon 12 months’ notice and either party may terminate the ARCALYST Huadong Collaboration Agreement in the event of an uncured material breach of the other party or in the case of insolvency of the other party. In addition, the Company may terminate the ARCALYST Huadong Collaboration Agreement if Huadong or its affiliates or sublicensees challenges the scope, validity, or enforceability of the Company’s patent rights being licensed to Huadong. If Huadong and its affiliates do not conduct any material development or commercialization activities with respect to ARCALYST in the People’s Republic of China for a continuous period of longer than six months, then, subject to certain exceptions, the Company may terminate the ARCALYST Huadong Collaboration Agreement with 60 days’ prior written notice. In addition, Huadong’s rights under the ARCALYST Huadong Collaboration Agreement in certain regions within the Huadong Territory may be subject to termination upon failure by Huadong to perform certain clinical, development or commercialization activities, as applicable, with respect to the applicable Huadong Licensed Product in such regions.

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

As noted above, the Company identified two performance obligations in the mavrilimumab Huadong Collaboration Agreement: (i) the delivery of the exclusive license for mavrilimumab in the Huadong Territory; and (ii) the clinical manufacturing supply of certain materials for mavrilimumab products in the Huadong Territory. The selling price of each performance obligation in the mavrilimumab Huadong Collaboration Agreement was determined based on the Company’s standalone selling price (“SSP”) with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the variable consideration related to the manufacturing obligations to the future clinical supply of mavrilimumab products in the Huadong Territory and the remaining fixed and variable consideration to the license obligation. The Company recognizes revenue for the license performance obligations at a point in time, that is upon transfer of the license to Huadong. As control of the license was transferred on the Effective Date and Huadong could begin to use and benefit from the license, the Company recognized $10,000 of collaboration revenue during the year ended December 31, 2022 under the mavrilimumab Huadong Collaboration Agreement. The Company will recognize revenue for the clinical manufacturing supply obligations at a point in time, that is upon each delivery of the supply to Huadong. The Company has not recognized any revenue under the mavrilimumab Huadong Collaboration Agreement for the years ended December 31, 2024 and 2023 as there has been no delivery of clinical manufacturing supply of certain materials under the mavrilimumab Huadong Collaboration Agreement to date.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Accounting for ARCALYST Huadong Collaboration Agreement

As of the Effective Date, the Company identified the following material promises in the ARCALYST Huadong Collaboration Agreement that were evaluated: delivery of (i) exclusive license for ARCALYST in the Huadong Territory; (ii) clinical manufacturing supply of certain materials for ARCALYST products in the Huadong Territory; and (iii) commercial manufacturing supply of certain material for ARCALYST products in the Huadong Territory.

The Company also evaluated whether certain options outlined within the ARCALYST Huadong Collaboration Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Huadong and therefore are not considered separate performance obligations within the ARCALYST Huadong Collaboration Agreement.

The Company assessed the above promises and determined that there is one combined performance obligation for the exclusive license for ARCALYST and clinical and commercial manufacturing obligations for ARCALYST products in the Huadong Territory. Huadong cannot exploit the value of the exclusive license for ARCALYST products in the Huadong Territory without receipt of supply as the exclusive license for ARCALYST products in the Huadong Territory does not convey to Huadong the right to manufacture and therefore the Company has combined the exclusive license for ARCALYST products in the Huadong Territory and the manufacturing obligations into one performance obligation.

The Company determined the transaction price at the inception of the ARCALYST Huadong Collaboration Agreement which includes $12,000, consisting of the upfront payment. In 2024 the Company added 20,000 to the transaction price following the achievement of a regulatory milestone. The Company also includes an estimate of variable consideration associated with the clinical and commercial manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones, sales milestones and royalties are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties and sales milestones will be recognized as the Company delivers the commercial manufactured product to Huadong. Any changes in estimates may result in a cumulative catch-up based on the number of units of manufactured product delivered.

As noted above, the Company identified a single combined performance obligation in the ARCALYST Huadong Collaboration Agreement consisting of the exclusive license for ARCALYST and clinical and commercial manufacturing obligations for ARCALYST products in the Huadong Territory. The Company recognizes revenue for the combined performance obligation consisting of the exclusive license for ARCALYST and clinical and commercial manufacturing obligations for ARCALYST products in the Huadong Territory at a point in time, upon which control of materials are transferred to Huadong for each delivery of the associated materials. The Company currently expects to recognize the revenue over the life of the agreement. This estimate considers the timing of development and commercial activities under the ARCALYST Huadong Collaboration Agreement and may be reduced or increased based on changes in the various activities.

The Company recognized $189 of the transaction price in collaboration revenue during the year ended December 31, 2024, under the ARCALYST Huadong Collaboration Agreement related to materials delivered. The Company has not recognized any revenue under the ARCALYST Huadong Collaboration Agreement for the years ended December 31, 2023 and 2022 as there were no deliveries of materials under the ARCALYST Huadong Collaboration Agreement. As of December 31, 2024, $31,811 is recorded in non-current deferred revenue, based upon timing of anticipated future shipments.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The following tables summarizes the Company’s contract assets and contract liabilities in connection with license and collaboration agreements for the years ended December 31, 2024 and 2023:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Year ended December 31, 2024
Contract Liabilities:
Genentech vixarelimab	$261	$5,000	$(5,261)	$—	$—
Huadong ARCALYST	12,000	20,000	(189)	—	31,811
Total Contract Liabilities	$12,261	$25,000	$(5,450)	$—	$31,811

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Year ended December 31, 2023
Contract Assets:
Genentech vixarelimab	$7,656	$—	$—	$(7,656)	$—
Contract Liabilities:
Genentech vixarelimab	$—	$45,000	$(37,083)	$(7,656)	$261
Huadong ARCALYST	12,000	—	—	—	12,000
Total Contract Liabilities	$12,000	$45,000	$(37,083)	$(7,656)	$12,261

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

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of December 31, 2024. Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the years ended December 31, 2024, 2023 and 2022, the Company recorded expenses of $144, $94 and $56 respectively, related to a milestone and the annual maintenance fee in connection with the retained contracts.

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

During the years ended December 31, 2024, 2023 and 2022, the Company recorded expenses of $10, $40 and $10, respectively in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $127,375, $56,524 and $24,071 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses.

Pursuant to the Regeneron Agreement, in September 2017, the parties entered into a clinical supply agreement under which Regeneron agreed to manufacture product solely for the Company’s use in development activities. Pursuant to the Regeneron Agreement, during the year ended December 31, 2021, the Company entered into a commercial supply agreement under which Regeneron agreed to manufacture product for the Company’s use, including for commercial sales. The commercial supply agreement terminates upon the sooner of the termination of the Regeneron Agreement and the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the year ended December 31, 2023, the Company incurred $1,356 of research and development expense related to the purchase of drug materials under the clinical supply agreement. During the years ended December 31, 2024 and 2022, the Company did not incur any research and development expense related to the purchase of drug materials under the clinical supply agreement. As of December 31, 2024 and 2023, the Company recorded inventory of $21,246 and $31,122 related to the purchase of commercial product under the commercial supply agreement (see Note 5). As of December 31, 2024, the Company had non-cancelable purchase commitments under the commercial supply agreement (see Note 16).

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

MedImmune License Agreement

In December 2017, the Company entered into a license agreement (as amended from time to time, the “MedImmune Agreement”) with MedImmune, Limited (subsequently acquired by AstraZeneca PLC) (“MedImmune”), pursuant to which MedImmune granted the Company an exclusive, sublicensable, worldwide license to certain intellectual property rights to make, use, develop and commercialize mavrilimumab. Under the MedImmune Agreement,

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

the Company also acquired reference rights to relevant manufacturing and regulatory documents and MedImmune’s existing supply of mavrilimumab drug substance and product. The Company was obligated to use commercially reasonable efforts to develop and commercialize the licensed products.

In February 2025, the Company delivered a notice of termination to MedImmune, notifying them of its intent to terminate the MedImmune Agreement, for convenience, effective May 22, 2025. Following such date, the exclusive worldwide sublicense rights to certain intellectual property rights to make, use, develop and commercialize mavrilimumab will be returned to MedImmune. The Company does not expect to record any significant charges related to the termination of the MedImmune Agreement.

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

Under the terms of the MedImmune Agreement, the Company was obligated to make clinical, regulatory and initial sales milestone payments of up to $72,500 in aggregate for the first two indications, including, a $5,000 pass-through payment due upon the achievement of a specified clinical milestone event which was achieved in the fourth quarter of 2018. Also included was a milestone payment of $10,000 due upon the earlier to occur of a specified regulatory milestone and December 31, 2018. During the year ended December 31, 2019, the Company made both the $5,000 and $10,000 previously accrued milestone payments in accordance with the MedImmune Agreement. In addition, the Company was obligated to make clinical and regulatory milestone payments of up to $15,000 in the aggregate for each subsequent indication. In July 2020, the Company entered into an amendment to the MedImmune Agreement to establish a new coronavirus field and defer the payment of certain development and regulatory milestones as applied to the new coronavirus field.

During the years ended December 31, 2024, 2023 and 2022, the Company did not record expenses in connection with milestone payments due under the MedImmune Agreement.

14.         Income Taxes

Prior to the Redomiciliation, the Company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, the Company is incorporated and principally subject to taxation in the United Kingdom. Under the current laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from its losses incurred in Bermuda during the reporting periods in which it was incorporated there, and no net operating loss carryforwards will be available to the Company for those losses. Following the Redomiciliation, the Company’s income is subject to the enacted United Kingdom statutory corporate tax rate and net operating losses incurred have an indefinite carryforward. The Company’s wholly owned U.S. subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa Bermuda remains subject to taxation, if any, in Bermuda. The Company’s wholly owned subsidiary Kiniksa UK, and Kiniksa UK’s wholly owned subsidiaries, Kiniksa Germany, Kiniksa France, and Kiniksa Switzerland are subject to taxation in their respective countries. Certain of the Company’s subsidiaries operate under cost plus arrangements.

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

In January 2024, Kiniksa Bermuda transferred to Kiniksa Switzerland all rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and materials owned insofar as they related exclusively or primarily to abiprubart, mavrilimumab, KPL-387 and certain preclinical assets, excluding certain rights necessary for the completion of Cohort 4 of the Company’s ongoing Phase 2 clinical trial of abiprubart in rheumatoid arthritis. In June 2024, Kiniksa UK terminated its exclusive rights to develop and commercialize mavrilimumab in the Huadong Territory, with such rights reverting to Kiniksa Switzerland. Thereafter Kiniksa Switzerland held worldwide rights to develop and commercialize mavrilimumab. In October 2024, Kiniksa UK contributed all of its rights, title and interest in, among other things, certain contracts (including the Biogen Agreement), intellectual property rights, product filings and approvals and other information, plans and materials owned or controlled by Kiniksa UK insofar as they related exclusively or primarily to vixarelimab to Kiniksa Switzerland.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The consolidated Company did not incur tax liabilities on any of the January 2024 intra-entity transfers since the transferor, Kiniksa Bermuda, is exempt from income tax in Bermuda. Kiniksa Switzerland accounted for the intra-entity transfers as transfers of assets between related parties and received stepped up tax bases in the contributed intellectual property assets, equal to the fair value of the assets at the time of transfer. In relation to the June 2024 transaction, Kiniksa UK received consideration in exchange for the termination of exclusive rights. Neither Kiniksa UK nor Kiniksa Switzerland incurred any tax liabilities as a result of the transaction. The consolidated Company did not incur tax liabilities on any of the October 2024 intra-entity transfers since the transferor, Kiniksa UK, is the sole direct shareholder of Kiniksa Switzerland. Kiniksa Switzerland accounted for the intra-entity transfers as transfers of assets between related parties and received stepped up tax bases in the contributed intellectual property assets, equal to the fair value of the assets at the time of transfer.

The fair values of the transferred assets were determined utilizing future cash flows of projected operations and estimated probabilities of success of such cash flows, discounted to present value utilizing the discounted cash flow method. The Company recorded deferred tax assets as a result of these contributions, which represent the difference between the stepped-up tax bases and the book bases for financial statement purposes. Subsequent to the contribution there was a triggering event resulting in decreases to the tax asset balance related to mavrilimumab intangible assets. The Company maintains a valuation allowance on the full amount of the Kiniksa Switzerland deferred tax assets. There are no material deferred tax assets in the jurisdictions outside the United States, UK and Switzerland.

Income (loss) before benefit (provision) for income taxes consisted of the following:

	Years Ended
	December 31,
	2024	2023	2022
Domestic (1)	$(7,674)	$(91,133)	$(84,067)
Foreign (2)	(28,478)	74,481	95,093
Total	$(36,152)	$(16,652)	$11,026

(1)	As a result of the redomiciliation the Company’s year ended December 31, 2024 domestic operations refer to the UK and years ended December 31, 2023 and 2022 domestic operations refer to Bermuda
(2)	As a result of the redomiciliation the Company’s year ended December 31, 2024 foreign operations include U.S., Germany, France, Switzerland and Bermuda, and years ended December 31, 2023 and 2022 foreign operations include U.S., UK, Germany, France, and Switzerland.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The components of the Company’s income tax benefit (provision) were as follows:

	Years Ended
	December 31,
	2024	2023	2022
Current income tax benefit (provision):
Domestic (1)	$1,862	$(122)	$(1,318)
U.S. federal	(402)	(566)	(4,393)
U.S. state	(252)	(567)	(3,117)
Foreign (2)	(117)	(1,797)	(4,330)
Total current income tax benefit (provision)	1,091	(3,052)	(13,158)
Deferred income tax benefit (provision):
Domestic (1)	1,913	—	—
U.S. federal	2,075	12,958	—
U.S. state	(178)	5,122	—
Foreign (2)	(11,942)	15,708	185,495
Total deferred income tax benefit (provision)	(8,132)	33,788	185,495
Total benefit (provision) for income taxes	$(7,041)	$30,736	$172,337
(1)	As a result of the redomiciliation the Company’s year ended December 31, 2024 domestic operations refer to the UK and years ended December 31, 2023 and 2022 domestic operations refer to Bermuda
(2)	As a result of the redomiciliation the Company’s year ended December 31, 2024 foreign operations include U.S., Germany, France, Switzerland and Bermuda, and years ended December 31, 2023 and 2022 foreign operations include U.S., UK, Germany, France, and Switzerland.

A reconciliation of the statutory income tax rate of the Company’s effective income tax rate is as follows:

	Years Ended
	December 31,
	2024	2023	2022
Statutory income tax rate (1)	25.0%	—%	—%
U.S. and Europe tax rate differential	(21.6)	(103.1)	165.9
Research and development tax credits	8.9	13.7	(21.5)
Share-based compensation	4.8	(7.4)	13.2
U.S. state taxes, net of federal	(2.0)	(7.9)	10.4
FDII	2.2	13.8	(35.9)
Uncertain tax positions	(31.9)	—	14.3
IP transfers and allocation	1,655.4	258.6	(343.9)
Inventory allocation	—	181.4	—
Other	(2.6)	(4.7)	17.2
Change in valuation allowance	(1,657.7)	(159.8)	(1,382.8)
Effective income tax rate	(19.5)%	184.6%	(1,563.1)%

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(1)	Prior to the Redomiciliation in 2024, the Company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, the Company is incorporated and principally subject to taxation in the United Kingdom.

Net deferred tax assets consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Research and development tax credit carryforwards	$967	$265
Share-based compensation	16,296	15,642
Operating lease liability	2,559	3,317
Accrued expenses and other liabilities	—	2,914
Intangible assets	773,687	215,396
Inventory	188	30,338
Depreciation and amortization	48	—
Net operating losses	85,372	1,128
Total deferred tax assets	879,117	269,000
Valuation allowance	(656,712)	(46,260)
Deferred tax liabilities:
Right of use asset	(2,695)	(3,220)
Depreciation and amortization	—	(237)
Accrued expenses and other liabilities	(8,559)	—
Net deferred tax assets	$211,151	$219,283

As of December 31, 2024, the Company had federal research and development tax credit carryforwards of approximately $808 available to reduce future tax liabilities, which begin to expire in 2045. As of December 31 2023, the Company had no federal research and development tax credit carryforwards available to reduce future tax liabilities. As of December 31, 2024 and 2023, the Company had state research and development tax credit carryforwards of approximately $184 and $337 respectively, available to reduce future tax liabilities, which can be carried forward indefinitely. As of December 31, 2024 and 2023 the Company had foreign net operating loss (NOLs) carryforwards of $66,990 and $1,128 respectively, available to reduce future tax liabilities. As of December 31, 2024 the Company had domestic NOLs of $18,382. The Company had no domestic NOLs as of December 31, 2023. The NOLs maybe carried forward and utilized, subject to local limitations.

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

Changes in the valuation allowance for deferred taxes were as follows:

	Years Ended
	December 31,
	2024	2023
Valuation allowance at beginning of year	$(46,260)	$(19,584)
Increases recorded through the balance sheet	(609,995)	—
Decreases (increases) recorded to income tax provision	(457)	(26,676)
Valuation allowance at end of year	$(656,712)	$(46,260)

The valuation allowance increased by $610,452 in 2024 primarily as a result of the establishment of the valuation allowance for the Kiniksa Switzerland deferred tax assets which primarily consisted of the tax basis in intellectual property transferred from Bermuda and net operating losses.

The valuation allowance increased by $26,676 in 2023 primarily as a result of the establishment of the valuation allowance for the UK deferred tax assets which primarily consisted of the tax basis in intellectual property transferred from Bermuda and net operating losses.

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits is $13,390, $1,794 and $1,794 as of December 31, 2024, 2023 and 2022, respectively. The net change in 2024, 2023 and 2022 relate to tax positions on the Company’s intellectual property transfers and positions on research and development credits.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

A roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Years Ended
	December 31,
	2024	2023	2022
Gross balance at the beginning of year	$1,794	$1,794	$545
Gross increases based on current period tax positions	11,767	—	1,386
Gross increases based on tax positions of the prior periods	—	122	—
Gross decreases based on tax positions of the prior periods	(171)	(122)	(137)
Unrecognized tax benefits at the end of the year	$13,390	$1,794	$1,794

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company had recorded immaterial interest on the tax positions during the year ended December 31, 2024, 2023 and 2022.

The Company files U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company’s income tax returns are subject to tax examinations for the tax years ended December 31, 2021 and subsequent years. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by tax authorities to the extent utilized in a future period.

No additional provision has been made for withholding taxes related to undistributed foreign earnings of the Company’s wholly owned foreign subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries. The Company has determined that unremitted foreign earnings are not considered indefinitely reinvested to the extent foreign earnings can be distributed without a significant tax cost. As such, the Company has estimated that no additional tax liability will arise as a result of the distribution of such earnings.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Basic and diluted Net income (loss) attributable to ordinary shareholders was calculated as follows:

	Years Ended
	December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to ordinary shareholders	$(43,193)	$14,084	$183,363
Denominator:
Weighted-average basic shares outstanding	71,424,159	70,058,952	69,382,275
Effect of dilutive securities
Options to purchase ordinary shares	—	1,362,250	968,512
Unvested RSUs	—	501,712	70,535
Unvested PSUs	—	—	—
Weighted-average diluted shares	71,424,159	71,922,915	70,421,322

Basic net income (loss) per share	$(0.60)	$0.20	$2.64
Diluted net income (loss) per share	$(0.60)	$0.20	$2.60

The Company’s unvested RSUs and PSUs have been excluded from the computation of basic net income (loss) per share attributable to ordinary shareholders.

Diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of unvested RSUs and performance-based awards for which the performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s ordinary stock at the average market price during the period.

For year ended December 31, 2024 the Company’s potentially dilutive securities, which include options, unvested RSUs and unvested PSUs, have been excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods indicated as the effect would be to reduce the net loss per share attributable to ordinary shareholders. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Years ended December 31,
	2024	2023	2022
Share options to purchase ordinary shares	11,286,994	8,498,144	8,403,074
Unvested RSUs	2,250,602	975,608	1,548,347
Unvested PSUs	31,433	—	—
Total anti-dilutive shares	13,569,029	9,473,752	9,951,421

16.         Commitments and Contingencies

License Agreements

The Company has entered into license agreements with various parties under which it is obligated to make contingent and non-contingent payments (see Note 13).

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Manufacturing Commitments

The Company entered into supply agreements with Regeneron to provide both clinical supply and commercial product (see Note 13). In May 2023, the Company signed a letter of intent with a CDMO related to its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several CDMOs to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of December 31, 2024, the Company had committed to minimum payments under these agreements totaling $232,520, of which $94,852 are due within one year.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors, officers and other key personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or other key personnel. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024, 2023 or 2022.

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

17. Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing and commercializing novel therapies that target cardiovascular diseases with significant unmet medical need. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM utilizes net income to make key decisions about how to allocate resources across the Company’s commercial product and development programs.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022:

	Years Ended
	December 31,
	2024	2023	2022
Revenue:
Product revenue, net	$417,029	$233,176	$122,524
License and collaboration revenue	6,210	37,083	97,656
Total revenue	423,239	270,259	220,180
Operating expenses:
Cost of goods sold	60,910	33,407	22,895
Collaboration expenses	128,311	56,524	24,071
Direct research and development expenses by program:
ARCALYST	1,080	2,628	853
KPL-387	11,221	2,537	2
KPL-1161	581	-	-
Abiprubart	59,459	28,388	11,563
Vixarelimab	1,530	7,717	12,809
Mavrilimumab	647	768	6,379
Unallocated research and development expenses	37,105	34,059	33,884
Selling, general and administrative	168,011	129,427	97,951
Total operating expenses	468,855	295,455	210,407
Other income (1)	9,464	8,544	1,253
Income (loss) before income taxes	(36,152)	(16,652)	11,026
Benefit (provision) for income taxes	(7,041)	30,736	172,337
Net income (loss)	$(43,193)	$14,084	$183,363

Other significant noncash items:
Share-based compensation expense	$30,693	$27,149	$25,120
Non-cash lease expense	3,136	3,054	3,041
Deferred income taxes	8,132	(33,788)	(185,495)

(1)	Includes interest income of $9,036, $8,227 and $1,230 for the years ended December 31, 2024, 2023 and 2022 respectively.

18.         Benefit Plans

The Company has established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company provides matching contributions of 100% of the first 3% of each participant’s salary contributed, plus 50% for each of the next 2% contributed. Employees are immediately and fully vested in their own contributions and the Company’s match. During the years ended December 31, 2024, 2023 and 2022, the Company contributed $2,923, $2,305 and $1,683 respectively, to the plan.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

19.         Subsequent Events

The Company issued termination notices to CDMOs in February 2025 to terminate the clinical supply agreements for the production of abiprubart. The terminations will be effective in March 2025, and the Company is currently performing its analysis of the financial impact of the terminations. As of the date of this report, the Company expects to record between $14,000 and $17,000 in research and development expense because of these terminations during the year ended December 31, 2025. These estimated costs are subject to ongoing negotiations, the terms and conditions of the agreements and actual cost may differ. The Company will record these amounts as research and development expenses.