Form 10-Q
period 2025-03-31
Kiniksa Pharmaceuticals International, plc
filed 2025-04-29
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

N/A

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

As of April 25, 2025, there were 72,970,967 ordinary shares outstanding in aggregate, comprised of:

42,336,227 Class A ordinary shares, nominal value $0.000273235 per share

1,795,158 Class B ordinary shares, nominal value $0.000273235 per share

12,781,964 Class A1 ordinary shares, nominal value $0.000273235 per share

16,057,618 Class B1 ordinary shares, nominal value $0.000273235 per share

Kiniksa Pharmaceuticals International, plc

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”), contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report including statements regarding our commercial strategy; potential value drivers; potential indications; potential market opportunities and competitive position; ongoing, planned and potential clinical trials and other studies; timing and potential impact of clinical data; future results of operations and financial position; expected timeline for our cash, cash equivalents and short-term investments; product development; prospective products and product candidates; supply of drug products at acceptable cost and quality; collaborators, license and other strategic arrangements; the expected timeline for achievement of our clinical milestones; potential marketing authorizations from the United States Food and Drug Administration (the “FDA”) or regulatory authorities in other jurisdictions; potential and ongoing coverage and reimbursement for our products and product candidates, if approved; clinical and commercial activities; research and development costs; timing of regulatory filings and feedback; timing and likelihood of success; and plans and objectives of management for future operations and funding requirements, are forward-looking statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	our continued ability to commercialize ARCALYST® (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	competitive and potentially competitive products and technologies;
●	our ability to source sufficient quantities of our products and product candidates to meet patient and partner demand at acceptable cost and quality specifications;
●	our ability to successfully complete the technology transfer of the manufacturing process for ARCALYST drug substance;
●	prescriber awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;
●	the decision of third party payors not to cover or maintain coverage of or to establish burdensome requirements prior to covering or maintaining coverage of ARCALYST or any of our current or future product candidates, if approved;
●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay;

●	the decision by any applicable regulatory authority to permit clinical development of, to grant regulatory exclusivity for and to approve marketing and sale of our current and future product candidates;
●	our ability to anticipate and prevent adverse events caused by our products and product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake and execute on business combinations, out-licensing activities, collaborations or other strategic transactions and our ability to realize value therefrom;
●	potential product liability claims;
●	federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates;
●	incurring losses in the future, potentially requiring us to raise additional funds;
●	general economic, industry and market uncertainty, including due to tariff policy and geopolitical tensions; and
●	our ability to attract and retain skilled personnel.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A ordinary shares. The principal risks and uncertainties affecting our business include the following:

●	we may not be able to continue to commercialize ARCALYST or be successful in commercializing any future products, potentially impacting the commercial potential for our current and future products and our ability to generate revenue;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third party payors, including governmental authorities and private health insurers, provide funding, establish and maintain favorable coverage and pricing policies and set adequate reimbursement levels;
●	current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations;
●	if we are unable to advance our product candidates in clinical development, obtain regulatory approval and pursue commercialization, or experience significant delays in doing so, our business may be significantly harmed;
●	the incidence and prevalence for target patient populations of our products and product candidates have not been established with precision; if the market opportunities for our products and product candidates are smaller than we estimate, or any approval that we obtain is based on a narrower definition of our targeted patient population, our revenue and ability to achieve profitability may be materially adversely affected;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our preclinical studies and/or clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities; we may therefore be unable to obtain required regulatory approvals and be unable to successfully commercialize our product candidates on a timely basis, if at all;
●	we contract with third parties, including independent contract development and manufacturing organizations (“CDMOs”) to manufacture our commercial supply of ARCALYST and clinical supply of our product candidates and for certain research and development, which is highly regulated and complex, and we expect that we will continue to do so in the future; this reliance on third parties increases the risk that we may not have sufficient quantities of ARCALYST or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our research and development or commercialization efforts;
●	we are conducting a technology transfer of the manufacturing process for ARCALYST drug substance from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to Samsung Biologics Co., Ltd. (“Samsung”), and the analytical testing methods of ARCALYST drug substance and drug product to new contract testing labs (“CTLs”), which will be subject to significant risks and uncertainties;
●	we rely, and expect to continue to rely, on third parties, including independent investigators and contract research organizations (“CROs”) to activate sites, conduct and otherwise support our research activities, preclinical studies, clinical trials and other trials for our product candidates; if these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval or commercialize our product candidates, and our business could be substantially harmed;

●	if we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and patents, if the scope of the patent protection obtained is not sufficiently broad, or if the terms of our patents are insufficient to protect product candidates for an adequate amount of time, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be materially impaired;
●	we have a history of operating losses and may require substantial additional financing in the future, which we may be unable to obtain when needed or on acceptable terms;
●	we face significant competition, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not successfully execute our growth strategy to identify, discover, develop, in-license or acquire additional product candidates or technologies, our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions that may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions;
●	we have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our products and product candidates; such arrangements or transactions may not be successful or on favorable terms, which could adversely affect our ability to develop, commercialize or attempt to realize value from our products and product candidates;
●	we may be adversely affected by continuing geopolitical tensions, including the introduction of tariffs or reciprocal tariffs that may be imposed by the United States and its global trading partners that could collectively cause economic uncertainty and increased costs to product development and manufacturing;
●	the concentration of ownership of the voting power of our ordinary shares, including our Class B ordinary shares, and conversion rights of the holders of our Class A1 and Class B1 ordinary shares, which are held primarily by entities affiliated with certain of our directors, may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A ordinary shares; and
●	the rights afforded to our shareholders are governed by English law; not all rights available to shareholders under United States law will be available to holders of our ordinary shares.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$157,132	$183,581
Short-term investments	111,208	60,046
Accounts receivable, net	40,065	41,724
Inventory	22,069	26,364
Prepaid expenses and other current assets	25,433	20,084
Total current assets	355,907	331,799
Property and equipment, net	606	662
Operating lease right-of-use assets	10,453	10,376
Other long-term assets	8,202	10,315
Intangible asset, net	16,000	16,250
Deferred tax assets	208,158	211,151
Total assets	$599,326	$580,553

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,982	$2,039
Accrued collaboration expenses	53,775	48,157
Accrued expenses	22,126	32,355
Operating lease liabilities	2,292	1,993
Other current liabilities	17,092	16,077
Total current liabilities	97,267	100,621
Non-current liabilities:
Non-current deferred revenue	31,811	31,811
Non-current operating lease liabilities	7,623	7,862
Other long-term liabilities	5,136	1,823
Total liabilities	141,837	142,117
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A ordinary shares, nominal value of $0.000273235 per share; 42,162,592 shares and 41,881,319 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	11	11
Class B ordinary shares, nominal value of $0.000273235 per share; 1,795,158 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Class A1 ordinary shares, nominal value of $0.000273235 per share; 12,781,964 shares issued and outstanding as of March 31, 2025 and December 31, 2024	4	4
Class B1 ordinary shares, $0.000273235 nominal value; 16,057,618 shares issued and outstanding as of March 31, 2025 and December 31, 2024	4	4
Additional paid-in capital	970,238	959,722
Accumulated other comprehensive loss	(165)	(163)
Accumulated deficit	(512,604)	(521,143)
Total shareholders’ equity	457,489	438,436
Total liabilities and shareholders’ equity	$599,326	$580,553

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Product revenue, net	$137,785	$78,885
License and collaboration revenue	—	973
Total revenue	137,785	79,858
Costs and operating expenses:
Cost of goods sold	17,868	10,583
Collaboration expenses	43,790	20,801
Research and development	19,325	26,334
Selling, general and administrative	43,530	38,682
Total operating expenses	124,513	96,400
Income (loss) from operations	13,272	(16,542)
Other income	2,293	2,266
Income (loss) before income taxes	15,565	(14,276)
Provision for income taxes	(7,026)	(3,428)
Net income (loss)	$8,539	$(17,704)
Net income (loss) per share attributable to ordinary shareholders—basic	$0.12	$(0.25)
Net income (loss) per share attributable to ordinary shareholders—diluted	$0.11	$(0.25)
Weighted average ordinary shares outstanding—basic	72,647,121	70,633,023
Weighted average ordinary shares outstanding—diluted	76,145,617	70,633,023
Comprehensive income (loss)
Net income (loss)	$8,539	$(17,704)
Other comprehensive loss
Unrealized loss on short-term investments and currency translation adjustments, net of tax	(2)	(59)
Total other comprehensive loss	(2)	(59)
Total comprehensive income (loss)	$8,537	$(17,763)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	72,516,059	$20	$959,722	$(163)	$(521,143)	$438,436
Issuance of Class A ordinary shares under incentive award plans	281,273	—	2,768	—	—	2,768
Share-based compensation expense	—	—	7,748	—	—	7,748
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(2)	—	(2)
Net income	—	—	—	—	8,539	8,539
Balances at March 31, 2025	72,797,332	$20	$970,238	$(165)	$(512,604)	$457,489

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	70,460,617	$20	$916,763	$6	$(477,950)	$438,839
Issuance of Class A ordinary shares under incentive award plans	358,479	—	3,613	—	—	3,613
Share-based compensation expense	—	—	7,206	—	—	7,206
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(17,704)	(17,704)
Balances at March 31, 2024	70,819,096	$20	$927,582	$(53)	$(495,654)	$431,895

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$8,539	$(17,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	345	466
Share-based compensation expense	7,748	7,206
Non-cash lease expense	835	779
Amortization of premiums and accretion of discounts on short-term investments	255	297
Net loss on disposal of property and equipment	10	—
Deferred income taxes	2,993	4,365
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,327)	3,750
Accounts receivable, net	1,659	5,271
Inventory	4,295	3,844
Other long-term assets	2,045	(3,362)
Accounts payable	62	(2,662)
Accrued expenses, accrued collaboration expenses and other current liabilities	(3,596)	3,285
Operating lease liabilities	(852)	(1,287)
Deferred revenue	—	(294)
Other long-term liabilities	3,313	33
Net cash provided by operating activities	22,324	3,987
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—
Purchases of property and equipment	(99)	(84)
Purchases of short-term investments	(95,470)	(36,276)
Proceeds from the maturities of short-term investments	44,028	61,884
Net cash provided by (used in) investing activities	(51,541)	25,524
Cash flows from financing activities:
Proceeds from issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	3,180	3,994
Payments in connection with ordinary shares tendered for employee tax obligations	(412)	(381)
Net cash provided by financing activities	2,768	3,613
Net increase (decrease) in cash and cash equivalents	(26,449)	33,124
Cash and cash equivalents at beginning of period	183,581	107,954
Cash and cash equivalents at end of period	$157,132	$141,078

Supplemental information:
Cash paid for income taxes	$3,008	$—

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$912	$1,172
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	34	102

The accompanying notes are an integral part of these consolidated financial statements.

1.           Nature of the Business and Basis of Presentation

Kiniksa Pharmaceuticals International, plc (the “Company” or “Kiniksa International”) is a biopharmaceutical company developing and commercializing novel therapies for diseases with unmet medical need, with a focus on cardiovascular indications. The Company’s portfolio of immune-modulating assets is based on strong biologic rationale or validated mechanisms, targets a spectrum of underserved cardiovascular and autoimmune conditions and offers the potential for differentiation.

The Company is the successor issuer to Kiniksa Pharmaceuticals, Ltd. (“Kiniksa Bermuda”). On June 27, 2024, the Company and Kiniksa Bermuda completed a transaction pursuant to a Bermuda court-approved scheme of arrangement (the “Scheme”), which had been previously approved by Kiniksa Bermuda’s shareholders. Pursuant to the Scheme, the shareholders of Kiniksa Bermuda became the shareholders of the Company and the Company became the ultimate parent and holding company of the Kiniksa organization, thereby effecting a change of incorporation from Bermuda to the United Kingdom (the “UK) (the “Redomiciliation”). As used herein, and unless the context otherwise requires, references to the “Company” prior to the Redomiciliation shall refer to Kiniksa Bermuda and from and after the Redomiciliation, to Kiniksa International. In addition, references to “ordinary shares” prior to the Redomiciliation are to Kiniksa Bermuda’s common shares and from and after the Redomiciliation are to Kiniksa International’s ordinary shares.

The Company is subject to risks common to companies in the biopharmaceuticals industry including, but not limited to, commercialization of existing and new products, conducting clinical research and development, its current and future products and product candidates, risks from existing or new competition, protection of proprietary intellectual and other technology and compliance with United States and foreign regulations and approval requirements.

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K and updated, as necessary, in this report. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025 and the results of its operations for the three months ended March 31, 2025 and 2024, the changes in its shareholders’ equity for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of March 31, 2025, the Company had an accumulated deficit of $512,604. During the three months ended March 31, 2025, the Company reported a net income of $8,539 and had cash provided from operating activities of $22,324. As of March 31, 2025, the Company had cash, cash equivalents and short-term investments of $268,340. Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the Financing Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of the amendments to have a material impact on its financial statements.

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

	Fair Value Measurements
	as of March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$41,943	$—	$—	$41,943
Cash equivalents — U.S. Treasury notes	—	29,840	—	29,840
Short-term investments — U.S. Treasury notes	—	111,208	—	111,208
	$41,943	$141,048	$—	$182,991

	Fair Value Measurements
	as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$135,275	$—	$—	$135,275
Short-term investments — U.S. Treasury notes	—	60,046	—	60,046
	$135,275	$60,046	$—	$195,321

During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of March 31, 2025 and December 31, 2024 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
March 31, 2025
Cash equivalents — U.S. Treasury notes	$29,840	$—	$—	$—	$29,840
Short-term investments — U.S. Treasury notes	111,209	2	(3)	—	111,208
	$141,049	$2	$(3)	$—	$141,048

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2024
Short-term investments — U.S. Treasury notes	60,022	24	—	—	60,046
	$60,022	$24	$—	$—	$60,046

As of March 31, 2025, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and three months ended March 31, 2025 or 2024.

3.           Product Revenue, Net

Product revenue, net, from sales of ARCALYST was as follows:

	Three Months Ended
	March 31,
	2025	2024
Product revenue, net	$137,785	$78,885

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2025:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2024	$3,495	$8,640	$2,294	$14,429
Current provisions relating to sales in the current year	10,799	5,863	437	17,099
Adjustments relating to prior years	—	(515)	—	(515)
Payments/returns relating to sales in the current year	(7,421)	(1,428)	—	(8,849)
Payments/returns relating to sales in the prior years	(3,495)	(2,907)	—	(6,402)
Balance at March 31, 2025	$3,378	$9,653	$2,731	$15,762

Total revenue-related reserves as of March 31, 2025 and December 31, 2024, included in the Company’s consolidated balance sheets, are summarized as follows:

	March 31,	December 31,
	2025	2024
Components of accounts receivable	$(402)	$(444)
Components of other current liabilities	16,164	14,873
Total revenue-related reserves	$15,762	$14,429

Primarily all of the Company’s trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider.

4.           Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$10,725	$9,972
Semi-finished goods	6,681	—
Finished goods	9,517	21,246
Total inventory	$26,923	$31,218
Balance Sheet Classification:
Inventory	$22,069	$26,364
Other long-term assets	4,854	4,854
Total inventory	$26,923	$31,218

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2025	2024
Furniture, fixtures and vehicles	$177	$183
Computer hardware and software	379	379
Leasehold improvements	3,920	3,931
Lab equipment	3,743	4,207
Construction in progress	166	155
Total property and equipment	8,385	8,855
Less: Accumulated depreciation	(7,779)	(8,193)
Total property and equipment, net	$606	$662

Depreciation expense was $35 and $154 during the three months ended March 31, 2025 and 2024, respectively.

6.           Intangible Assets

Intangible assets, net of accumulated amortization as of March 31, 2025 and December 31, 2024 are summarized in the following table.

		As of March 31, 2025			As of December 31, 2024
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$4,000	$16,000	$20,000	$3,750	$16,250

7.           Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued research and development expenses	$8,814	$11,004
Accrued employee compensation and benefits	8,799	17,046
Accrued legal, commercial and professional fees	4,087	3,617
Other	426	688
	$22,126	$32,355

8.           Share-Based Compensation

As part of the Redomiciliation, Kiniksa International assumed the sponsorship of, and all rights and obligations of Kiniksa Bermuda under Kiniksa Bermuda’s equity compensation plans, which include the 2018 Incentive Award Plan (the “2018 Plan”), 2018 Employee Share Purchase Plan (the “2018 ESPP”), and Rilonacept Long-Term Incentive Plan (“RLTIP”), which was approved under the 2018 Plan. Upon the effectiveness of the 2018 Plan, the Company ceased granting awards under its 2015 Equity Incentive Plan (as amended, the “2015 Plan” and together with the 2018 Plan, the “Plans”).

2015 Plan

As of March 31, 2025, there were 1,406,714 Class A ordinary shares reserved for issuance pursuant to outstanding awards under the 2015 Plan that were granted prior to the effectiveness of the 2018 Plan.

2018 Plan

The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”), PSUs (as defined below) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2025, increased by 2,900,642 Class A ordinary shares. As of March 31, 2025, 8,261,134 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2024, the Company’s board of directors approved an increase, as of January 1, 2025, of 90,000 Class A ordinary shares under the 2018 ESPP. As of March 31, 2025, 724,213 Class A ordinary shares were available for future issuance under the 2018 ESPP.

Options

Share option activity under the Plans is summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding as of December 31, 2024	11,286,994	$15.25
Granted	51,810	$19.71
Exercised	(214,683)	$12.03
Forfeited	(131,173)	$20.79
Outstanding as of March 31, 2025	10,992,948	$15.27
Share options exercisable as of March 31, 2025	7,764,213	$14.26
Share options unvested as of March 31, 2025	10,992,948	$15.27

As of March 31, 2025, total unrecognized compensation expense related to outstanding unvested share option awards was $32,988 which is expected to be recognized over a weighted average remaining period of 2.31 years.

Restricted Share Units

The Company grants RSUs with service conditions to eligible employees as part of its equity incentive compensation. Such RSUs vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued employment through such dates.

The following table summarizes RSU activity for the three months ended March 31, 2025:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested RSUs as of December 31, 2024	2,250,602	$17.36
Granted	48,970	$19.73
Vested	(54,349)	$18.89
Forfeited	(105,170)	$18.26
Unvested RSUs as of March 31, 2025	2,140,053	$17.33

As of March 31, 2025, total unrecognized compensation cost related to outstanding RSU awards was $28,618 which is expected to be recognized over a weighted average remaining period of 2.38 years.

Market and Performance-Based Share Units

In the second quarter of 2024, the Company began periodically granting performance-based restricted share units to certain employees under the 2018 Plan. The Company granted awards that are earned based upon the achievement of certain specified ARCALYST revenue targets (“Revenue PSUs”), and awards that are earned based upon the Company’s total shareholder return (“TSR”) relative to the TSR of each member of a specified peer group (“TSR PSUs” and, together with the Revenue PSUs, the “PSUs”). The PSUs are subject to a three year service period.

The following table summarizes PSU activity for the three months ended March 31, 2025:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested PSUs as of December 31, 2024	59,137	$$22.06
Granted	-	$$0.00
Forfeited	-	$$0.00
Unvested PSUs as of March 31, 2025	59,137	$$22.06

As of March 31, 2025, total unrecognized compensation cost related to outstanding PSU awards was $1,123 which is expected to be recognized over a weighted average remaining period of 1.75 years.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended
	March 31,
	2025	2024
Cost of goods sold	$429	$359
Research and development expenses	1,502	1,453
Selling, general and administrative expenses	5,817	5,394
	$7,748	$7,206

9.            Out-Licensing Agreements

Genentech License Agreement

In August 2022, the Company entered into a license agreement (the “Genentech License Agreement”) with Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively, “Genentech”), pursuant to which the Company granted Genentech exclusive worldwide rights to develop, manufacture and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”). The Genentech License Agreement became effective in September 2022 (the “Genentech Effective Date”).

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license. During the year ended December 31, 2023, the Company received cash payments of $20,000 following delivery of certain drug supplies to Genentech and $15,000 following Genentech’s achievement of a development milestone related to a new indication under the Genentech License Agreement. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10,000 which the Company received in the first quarter of 2024. In the second quarter of 2024, the Company received a cash payment of $5,000 following the achievement of a development milestone related to the third indication under the Genentech License Agreement. Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $570,000 remained as of March 31, 2025. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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
Exclusive license for vixarelimab

Point in time; that is upon transfer of the license to Genentech, as control of the license was transferred on the Genentech Effective Date and Genentech could begin to use and benefit from the license on that date.

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

The Company did not recognize any collaboration revenue under the Genentech License Agreement during the three months ended March 31, 2025. The Company recognized $105 of collaboration revenue under the Genentech License Agreement during the three months ended March 31, 2024 related to the completed portion of the Phase 2b clinical trial for vixarelimab. As of March 31, 2025, the Company has recognized as revenue all of the transaction price associated with the Genentech License Agreement.

Huadong Collaboration Agreements

In February 2022 (the “Effective Date”), the Company entered into two collaboration and license agreements (each, a “Huadong Collaboration Agreement” and together, the “Huadong Collaboration Agreements”) with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), pursuant to which the Company granted Huadong exclusive rights to develop and commercialize ARCALYST and develop, manufacture and commercialize mavrilimumab in the following countries: People’s Republic of China, Hong Kong SAR, Macao SAR, Taiwan Region, South Korea, Indonesia, Singapore, The Philippines, Thailand, Australia, Bangladesh, Bhutan, Brunei, Burma, Cambodia, India, Laos, Malaysia, Maldives, Mongolia, Nepal, New Zealand, Sri Lanka, and Vietnam (collectively, the “Huadong Territory”). The Company otherwise retained its current rights to ARCALYST and mavrilimumab outside the Huadong Territory.

In April 2025, the Company and Huadong entered into a mutual termination agreement pursuant to which the parties agreed to terminate the mavrilimumab Huadong Collaboration Agreement and release all claims related thereto. The Company does not expect to record any significant charges related to the termination of the mavrilimumab Huadong Collaboration Agreement.

Under the Huadong Collaboration Agreements, the Company received a total upfront cash payment of $22,000, which included $12,000 for the Huadong Territory license of ARCALYST and $10,000 for the Huadong Territory license of mavrilimumab. In 2024, following the achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20,000 to the Company which the Company received in the first quarter of 2025. The Company will be eligible to receive up to approximately $50,000 in contingent sales-based milestone payments for ARCALYST, all of which remain outstanding as of March 31, 2025. Due to its termination, the Company does not expect to receive any future payments under the mavrilimumab Huadong Collaboration Agreement. The Company was previously eligible to receive up to approximately $576,000 in payments for mavrilimumab, including specified development, regulatory and sales-based milestones, all of which remained outstanding as of March 31, 2025. Huadong was also obligated to pay the Company tiered percentage royalties ranging from the mid-teens to low twenties on annual net sales of mavrilimumab in the Huadong Territory. Huadong will also be obligated to pay the Company tiered percentage royalties ranging from the low-to-mid teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of the Company’s patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory.

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

The Company determined the transaction price at the inception of the mavrilimumab Huadong Collaboration Agreement which includes $10,000, consisting of the upfront payment. The Company also included an estimate of variable consideration associated with the clinical manufacturing supply of certain materials when those materials were shipped. The Company determined that any variable consideration related to development and regulatory milestones is deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company also determined that royalties and sales milestones relate solely to the licenses of intellectual property. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met, under the sales or usage-based royalty exception of Topic 606.

The Company recognized revenue for the license performance obligations at a point in time, that is upon transfer of the license to Huadong. As control of the license was transferred on the Effective Date and Huadong could begin to use and benefit from the license, the Company recognized $10,000 of collaboration revenue during the year ended December 31, 2022 under the mavrilimumab Huadong Collaboration Agreement. Upon the termination of the mavrilimumab Huadong Collaboration Agreement in April 2025, the Company will not recognize any additional revenue from this agreement.

Accounting for the ARCALYST Huadong Collaboration Agreement

As of the Effective Date, the Company identified one performance obligation in the ARCALYST Huadong Collaboration Agreement: the exclusive license for ARCALYST and clinical and commercial manufacturing obligations for ARCALYST products in the Huadong Territory. Huadong cannot exploit the value of the exclusive license for ARCALYST products in the Huadong Territory without receipt of supply as the exclusive license for ARCALYST products in the Huadong Territory does not convey to Huadong the right to manufacture and therefore the Company has combined the exclusive license for ARCALYST products in the Huadong Territory and the manufacturing obligations into one performance obligation.

The Company determined the transaction price at the inception of the ARCALYST Huadong Collaboration Agreement, which includes $12,000, consisting of the upfront payment. In 2024, the Company added 20,000 to the transaction price following the achievement of a regulatory milestone. The Company also includes an estimate of variable consideration associated with the clinical and commercial manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones, sales milestones and royalties are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties and sales milestones will be recognized as the Company delivers the commercial manufactured product to Huadong. Any changes in estimates may result in a cumulative catch-up based on the number of units of manufactured product delivered.

The Company recognizes revenue for the single performance obligation in the ARCALYST Huadong Collaboration Agreement consisting of the exclusive license for ARCALYST and clinical and commercial manufacturing obligations for ARCALYST products in the Huadong Territory at a point in time, upon which control of materials are transferred to Huadong for each delivery of the associated materials. The Company currently expects to recognize the revenue over the life of the agreement. This estimate considers the timing of development and commercial activities under the ARCALYST Huadong Collaboration Agreement and may be reduced or increased based on changes in the various activities.

The Company did not recognize any revenue under the ARCALYST Huadong Collaboration Agreement during the three months ended March 31, 2025. The Company recognized $189 of collaboration revenue during the three months ended March 31, 2024 under the ARCALYST Huadong Collaboration Agreement related to materials delivered. As of March 31, 2025, $31,811 of the transaction price is recorded in non-current deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes the Company’s contract liabilities in connection with license and collaboration agreements for the three months ended March 31, 2025:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Three Months Ended March 31, 2025
Contract Liabilities:
Huadong ARCALYST	$31,811	$—	$—	$—	$31,811

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

Under the Biogen Agreement, the Company is obligated to make payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of March 31, 2025. Additionally, the Company could be obligated to make up to an aggregate of $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

The Company and Biogen have amended the Biogen Agreement twice following its initial effective date. The first amendment, in July 2017, clarified the scope of the antibodies subject to the Biogen Agreement. The second amendment, effective In August 2022, was entered into in connection with Genentech License Agreement, and amended certain defined terms, including “Net Sales,” “Indication,” “Product,” “Combination Product” and “Valid Claim.” In addition, the tiered royalty rates to be paid by the Company to Biogen increased by an amount equal to less than one percent. Upon the termination or expiration of the Genentech License Agreement all terms of the Biogen Agreement will revert to the version of such terms in effect as of immediately prior to the effective date of the Genentech License Agreement.

During the three months ended March 31, 2025 and 2024, the Company recorded expenses of $14 and $61, respectively, related to milestone payments and the annual maintenance fee in connection with the Biogen Agreement.

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

During the three months ended March 31, 2025, the Company did not record any expenses in connection with the BIDMC Agreement. During the three months ended March 31, 2024, the Company recorded expenses of $27 in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of

ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three months ended March 31, 2025 and 2024, the Company recognized $43,775 and $20,123 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses.

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product. The supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three months ended March 31, 2025 and 2024, the Company did not incur any research and development expense related to the purchase of drug materials under the supply agreement. As of March 31, 2025 and December 31, 2024, the Company recorded inventory of $16,198 and $21,246 respectively, related to the purchase of commercial product under the supply agreement. As of March 31, 2025, the Company had non-cancelable purchase commitments under the supply agreement (see Note 14).

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

During the three months ended March 31, 2025 and 2024, the Company did not record any expenses in connection with milestone payments due under the MedImmune Agreement.

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

Basic and diluted net income (loss) attributable to ordinary shareholders was calculated as follows:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income (loss) attributable to ordinary shareholders	$8,539	$(17,704)
Denominator:
Weighted-average shares outstanding	72,647,121	70,633,023
Effect of dilutive securities
Options to purchase ordinary shares	2,689,797	—
Unvested RSUs	795,304	—
Unvested PSUs	13,396	—
Weighted-average shares outstanding	76,145,617	70,633,023

Basic net income (loss) per share	$0.12	$(0.25)
Diluted net income (loss) per share	$0.11	$(0.25)

The Company’s unvested RSUs and PSUs have been excluded from the computation of basic net loss per share attributable to ordinary shareholders.

For the three months ended March 31, 2025 diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of ordinary shares for unvested RSUs and PSUs for which the performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee share options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s ordinary shares at the average market price during the period.

For the three months ended March 31, 2024 the Company’s potentially dilutive securities, which include options, unvested RSUs and unvested PSUs, have been excluded from the computation of diluted net loss per share attributable to ordinary shareholders as the effect would be to reduce the earnings per share (“EPS”) attributable to ordinary shareholders. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted EPS attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2025	2024
Share options to purchase ordinary shares	3,507,402	11,238,965
Unvested RSUs	465,039	2,261,258
Unvested PSUs	—	—
Total anti-dilutive shares	3,972,441	13,500,223

12.         Income Taxes

Prior to the Redomiciliation, the Company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, the Company is incorporated and principally subject to taxation in the UK. Under the laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from its losses incurred in Bermuda during the reporting periods in which the Company was incorporated there, and no net operating loss carryforwards will be available to the Company for those losses. Following the Redomiciliation, the Company’s income is subject to the enacted UK statutory corporate tax rate and net operating losses incurred have an indefinite carryforward. The Company’s wholly owned United States subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa Bermuda remains subject to taxation, if any, in Bermuda. The Company’s wholly owned subsidiary Kiniksa UK, and Kiniksa UK’s wholly owned subsidiaries, Kiniksa Germany, Kiniksa France, and Kiniksa Switzerland, are subject to taxation in their respective countries. Certain of the Company’s subsidiaries operate under cost plus arrangements.

The Company’s income tax rate for the three months ended March 31, 2025 is attributable to Kiniksa Switzerland’s, Kiniksa UK’s Swiss branch office’s, Kiniksa UK’s and Kiniksa US’s income or loss subject to taxation in each of their respective countries. Income tax provision for the three months ended March 31, 2025 was $7,026. The provision for income taxes is primarily driven by income earned in Switzerland, UK, United States and uncertain tax positions offset in part by tax benefits from Foreign Derived Intangible Income (“FDII”) deduction and United States federal and state research and development credits (“R&D Credits”).

Although Kiniksa Bermuda had no corporate income tax, the Company’s income tax rate for the three months ended March 31, 2024 was due to Kiniksa Switzerland’s, Kiniksa UK’s Swiss branch office’s, Kiniksa UK’s and Kiniksa US’s income or loss subject to taxation in each of their respective countries. Income tax provision for the three months ended March 31, 2024 was $3,428. The provision for income taxes is primarily driven by income earned in the UK, Switzerland and United States offset in part by tax benefits from FDII deduction and R&D Credits.

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

In February 2022, Kiniksa Bermuda contributed its exclusive rights to develop and commercialize mavrilimumab in the Huadong Territory to Kiniksa UK. Subsequent to the contribution there was a triggering event in 2024 resulting in decreases to the tax asset balance related to mavrilimumab intangible assets.

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

The December 2023 allocation of the assets to the Swiss branch did not result in a taxable disposal for Kiniksa UK as the allocation was to a branch within the entity. The future results of Kiniksa UK’s Swiss branch office are subject to income taxes in Switzerland. Kiniksa UK’s Swiss branch office received a step up in basis resulting in a Swiss deferred tax asset. The fair value of the allocated ARCALYST intellectual property assets was determined utilizing forecasted cash flows attributable to commercial operations and estimated probabilities of success of such cash flows, discounted to present value utilizing the discounted cash flow method. The fair value of the ARCALYST inventory was determined utilizing the average net selling price less estimated costs to sell.

In January 2024, Kiniksa Bermuda transferred to Kiniksa Switzerland all rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and materials owned insofar as they related exclusively or primarily to abiprubart, mavrilimumab, KPL-387, KPL-1161 and certain preclinical assets. In June 2024, Kiniksa UK terminated its exclusive rights to develop and commercialize mavrilimumab in the Huadong Territory, with such rights reverting to Kiniksa Switzerland. Thereafter Kiniksa Switzerland held worldwide rights to develop and commercialize mavrilimumab. In October 2024, Kiniksa UK contributed all of its rights, title and interest in, among other things, certain contracts (including the Biogen Agreement), intellectual property rights, product filings and approvals and other information, plans and materials owned or controlled by Kiniksa UK insofar as they related exclusively or primarily to vixarelimab to Kiniksa Switzerland.

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

Manufacturing Commitments

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product (see Note 10). In June 2024, the Company entered into a Master Services Agreement and a Product Specific Agreement with Samsung as part of its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several contract development and manufacturing organizations to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of March 31, 2025, the Company had committed to minimum purchase commitments under all of these agreements totaling $193,059, of which $57,101 is due within one year.

The Company issued termination notices to CDMOs in February 2025 to terminate the clinical supply agreements for the production of abiprubart. During the three months ended March 31, 2025 the Company recorded and paid $2,500 in research and development expenses because of these terminations. The Company does not expect to incur any additional expenses because of these terminations.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2025 or December 31, 2024.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Product revenue, net	$137,785	$78,885
License and collaboration revenue	-	973
Total revenue	137,785	79,858
Operating expenses:
Cost of goods sold	17,868	10,583
Collaboration expenses	43,790	20,801
Direct research and development expenses by program:
ARCALYST	355	113
KPL-387	5,178	1,087
KPL-1161	100	-
Abiprubart	4,367	15,089
Vixarelimab	-	754
Mavrilimumab	120	223
Unallocated research and development expenses	9,205	9,068
Selling, general and administrative	43,530	38,682
Total operating expenses	124,513	96,400
Other income (1)	2,293	2,266
Income (loss) before income taxes	15,565	(14,276)
Provision for income taxes	(7,026)	(3,428)
Net income (loss)	$8,539	$(17,704)

Other significant noncash items:
Share-based compensation expense	$7,748	$7,206
Non-cash lease expense	835	779
Deferred income taxes	2,993	4,365

(1) Includes interest income of $2,290 and $2,156 for the three months ended March 31, 2025 and 2024 respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K (our “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the risks identified in Part II-Item 1A “Risk Factors” section of this Quarterly Report and our other filings with the Securities and Exchange Commission (the “SEC”) our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

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

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting granulocyte-macrophage colony stimulating factor receptor alpha (“GM-CSFRα”). In 2017, we licensed exclusive worldwide rights in all indications to mavrilimumab from MedImmune, Limited, which has since been acquired by AstraZeneca PLC (“MedImmune”). In

February 2025, we announced our termination of our license agreement from MedImmune for convenience, effective in May 2025. In April 2025, we entered into a mutual termination agreement with Huadong with respect to the mavrilimumab Huadong Collaboration Agreement (as defined below), pursuant to which we agreed to terminate the agreement and release all claims related thereto.

We were initially incorporated under the laws of Bermuda in July 2015 and, in April 2024, subsequently announced the completion of the change of place of incorporation of our principal holding company from Bermuda to the United Kingdom (the “UK”), pursuant to a scheme of arrangement approved by both the Bermuda Supreme Court and our shareholders (the “Redomiciliation”), which caused the shareholders of our former parent company, Kiniksa Pharmaceuticals, Ltd. (“Kiniksa Bermuda”), to become the shareholders of our current parent company, Kiniksa Pharmaceuticals International, plc (the “Company” or “Kiniksa International”). As used herein, and unless the context otherwise requires, references to “we,” “us,” “our” and similar words or phrases prior to the Redomiciliation shall refer to Kiniksa Bermuda and from and after the Redomiciliation, to Kiniksa International. In addition, references to “ordinary shares” prior to the Redomiciliation are to Kiniksa Bermuda’s common shares and from and after the Redomiciliation are to Kiniksa International’s ordinary shares.

Our ability to generate product revenue sufficient to sustain our organization will depend heavily on a number of factors, including the continued commercialization of ARCALYST, the development and eventual commercialization of one or more of our current or future product candidates, if approved, and the management of our costs consistent with our current operating plan. For the three months ended March 31, 2025, our net income was $8.5 million. As of March 31, 2025, we had an accumulated deficit of $512.6 million.

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $268.3 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

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

In February 2022, we entered into two collaboration and license agreements (the “Huadong Collaboration Agreements”), with Huadong, pursuant to which we granted Huadong exclusive rights to develop and commercialize ARCALYST and mavrilimumab, in the Asia Pacific region excluding Japan (the “Huadong Territory”). In April 2025, we entered into a mutual termination agreement with Huadong pursuant to which we agreed to terminate the mavrilimumab Huadong Collaboration Agreement and release all claims related thereto.

Under the Huadong Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which included $12.0 million for the Huadong Territory license of ARCALYST and $10.0 million for the Huadong Territory license of mavrilimumab. In the fourth quarter of 2024, following the achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20.0 million, which was received in the first quarter of 2025. In addition, we will be eligible to receive additional contingent sales-based milestones payments related to ARCALYST. Huadong will also be obligated to pay us tiered percentage royalties ranging from the low-to-mid teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory. We recognized the $10.0 million related to the mavrilimumab license during the year ended December 31, 2022 and do not expect to recognize any additional license and collaboration revenue following the termination of the mavrilimumab Huadong Collaboration Agreement. We have recognized $0.2 million of revenue of the $32.0 million transaction price under the ARCALYST license agreement as of March 31, 2025, and will recognize the remaining revenue as materials are shipped.

We are party to a license agreement (the “Genentech License Agreement”) with Genentech, effective September 2022, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”).

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. Additionally, in 2023, we received a total of $35.0 million in additional payments from Genentech related to delivery of certain drug material to Genentech and Genentech’s achievement of a development milestone. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10.0 million, which was received in the first quarter of 2024. In the second quarter of 2024, we received $5.0 million following the achievement of a development milestone related to a third indication under the Genentech License Agreement. We will be eligible to receive up to a total of approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $570.0 million remains as of March 31, 2025. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country. In 2024, we completed our remaining obligations under the Genentech License Agreement and we have recognized as revenue all of the considerations received

Operating Expenses

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

Following the technology transfer of drug substance manufacturing from Regeneron’s US-based manufacturing facilities to Samsung’s South Korea-based facilities, the importation of such drug substance into the United States may be subject to tariffs in the future. In such an event, the cost of drug substance that we import may increase. However, Kiniksa UK’s Swiss branch office, which manufactures and sells ARCALYST, owns all of Kiniksa’s ARCALYST intellectual property and, therefore, is not obligated to pay royalties to any other entity, which royalty payments would be subject to tariffs under the currently proposed US tariff policy. As a result, we do not expect that tariffs, if implemented as proposed, will have a material effect on our overall business, financial condition or results of operations.

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

Income Taxes

Prior to the Redomiciliation, our principal holding company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, our principal holding company is incorporated and principally subject to taxation in the UK. Under the laws of Bermuda, there is no corporate income tax levied on an exempted company’s income, resulting in an effective zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during the reporting periods in which we were incorporated there, and no net operating loss carryforwards are currently available to us for those losses. Following the Redomiciliation, our income is subject to the enacted UK statutory corporate tax rate and net operating losses incurred have an indefinite carryforward. Our wholly owned United States subsidiaries, Kiniksa Pharmaceuticals, Inc. (“Kiniksa US”), and Primatope Therapeutics, Inc. are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”), its Swiss branch office, and Kiniksa UK’s wholly owned subsidiaries, Kiniksa Pharmaceuticals (Germany) GmbH, Kiniksa Pharmaceuticals (France) SARL, and Kiniksa Pharmaceuticals, GmbH (“Kiniksa Switzerland”) are subject to taxation in their respective countries.

In the first quarter of 2024, Kiniksa Bermuda transferred to Kiniksa Switzerland all rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and materials owned insofar as they related exclusively or primarily to abiprubart, mavrilimumab, KPL-387, KPL-1161 and other preclinical assets. In connection with the foregoing transfer, we recognized a step-up in basis and did not incur any material tax liabilities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
Revenue:
Product revenue, net	$137,785	$78,885	$58,900
License and collaboration revenue	—	973	(973)
Total revenue	137,785	79,858	57,927
Costs and Operating expenses:
Cost of goods sold	17,868	10,583	7,285
Collaboration expenses	43,790	20,801	22,989
Research and development	19,325	26,334	(7,009)
Selling, general and administrative	43,530	38,682	4,848
Total operating expenses	124,513	96,400	28,113
Income (loss) from operations	13,272	(16,542)	29,814
Other income	2,293	2,266	27
Income (loss) before income taxes	15,565	(14,276)	29,841
Provision for income taxes	(7,026)	(3,428)	(3,598)
Net income (loss)	$8,539	$(17,704)	$26,243

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $137.8 million for the three months ended March 31, 2025, compared to $78.9 million for the three months ended March 31, 2024, an increase of $58.9 million. The increase in product revenue was primarily driven by an increase in patient enrollment.

License and Collaboration Revenue

We reported no license and collaboration revenue for the three months ended March 31, 2025. We reported $1.0 million of license and collaboration revenue for the three months ended March 31, 2024, related primarily to $0.7 million of products sold under the ARCALYST Huadong Collaboration Agreement, $0.2 million of deferred revenue recognized related to the delivery of such materials.

Cost of Goods Sold

We recognized cost of goods sold of $17.9 million for the three months ended March 31, 2025, compared to $10.6 million for the three months ended March 31, 2024, an increase of $7.3 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST. Cost of goods sold related to the technology transfer of the manufacturing process were consistent at $2.2 million for the three months ended March 31, 2025, and 2024.

Collaboration Expenses

Collaboration expenses were $43.8 million for the three months ended March 31, 2025, compared to $20.8 million for the three months ended March 31, 2024, an increase of $23.0 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST.

Research and Development Expenses

	Three Months Ended
	March 31,
	2025	2024	Change

	(in thousands)
ARCALYST	$355	$113	$242
KPL-387	5,178	1,087	4,091
KPL-1161	100	—	100
Abiprubart	4,367	15,089	(10,722)
Vixarelimab	—	754	(754)
Mavrilimumab	120	223	(103)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	5,923	6,125	(202)
Other	3,282	2,943	339
Total research and development expenses	$19,325	$26,334	$(7,009)

Research and development expenses were $19.3 million for the three months ended March 31, 2025, compared to $26.3 million for the three months ended March 31, 2024, a decrease of $7.0 million.

Direct costs for our KPL-387 program were $5.2 million during the three months ended March 31, 2025, compared to $1.1 million during the three months ended March 31, 2024. The increase in expenses incurred primarily related to our Phase 1 clinical trial in normal healthy volunteers during the three months ended March 31, 2025, as compared to the manufacturing of clinical supply during the three months ended March 31, 2024.

Direct costs for our KPL-1161 program were $0.1 million for the three months ended March 31, 2025. We did not incur any expenses related to KPL- 1161 for three months ended March 31, 2024. For the three months ended March 31, 2025 expenses incurred primarily related to pre-clinical development.

The direct costs for our abiprubart program were $4.4 million during the three months ended March 31, 2025, compared to $15.1 million during the three months ended March 31, 2024, a decrease of $10.7 million. The decrease in expenses incurred primarily related to the close-out of our Phase 2b clinical trial in Sjögren’s Disease during the three months ended March 31, 2025 and $2.5 million of termination expenses associated with cancelled manufacturing agreements, as compared to the manufacturing of clinical material, continuation of cohort four of our Phase 2 clinical trial in rheumatoid arthritis (“RA”) and start-up costs of our Phase 2b clinical trial in Sjögren’s Disease during the three months ended March 31, 2024.

Unallocated research and development expenses were $9.2 million and $9.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Personnel-related costs for the three months ended March 31, 2025 and 2024 included share-based compensation of $1.2 million and $1.5 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $43.5 million for the three months ended March 31, 2025, compared to $38.7 million for the three months ended March 31, 2024. The increase of $4.8 million was primarily due to an increase in sales and marketing costs of $2.6 million largely attributable to promotional activities and an increase of $2.4 million in personnel-related costs largely attributable to an increase in headcount. Personnel-related costs for the three months ended March 31, 2025 and 2024 included share-based compensation of $5.8 million and $5.4 million, respectively.

Provision for Income Taxes

For the three months ended March 31, 2025, we recorded an income tax provision of $7.0 million relating primarily to income earned in the UK, Switzerland and the United States, net of the Foreign Derived Intangible Income (“FDII”) deduction and United States federal and state research and development credits (“R&D Credits”). For the three months ended March 31, 2024, we recorded an income tax provision of $3.4 million relating primarily to income earned in the UK, Switzerland and the United States, net of the FDII deduction and R&D Credits.

Liquidity and Capital Resources

As of March 31, 2025, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $268.3 million. Net income (loss) was 8.5 million and ($17.7) million for the three months ended March 31, 2025 and 2024, respectively. We expect our cash balance and our expected cash inflows from operations to allow us to meet our current operating plan.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have committed to minimum payments to Regeneron of $35.4 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $12.2 million, of which $3.9 million are due within one year. In connection with our ongoing technology transfer of ARCALYST drug substance manufacturing, we have entered into a Master Services Agreement and a Product Specific Agreement with Samsung. Our commitments under such agreements, which include the purchase of raw materials and related service fees, will obligate us to minimum payments of $151.1 million, $15.1 million of which are due within one year. We have additionally entered into agreements with several CDMOs to provide us with preclinical and clinical trial materials for our non-ARCALYST assets, which obligate us to minimum payments of $6.6 million all of which are due within one year.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$22,324	$3,987
Net cash provided by (used in) investing activities	(51,541)	25,524
Net cash provided by financing activities	2,768	3,613
Net increase (decrease) in cash and cash equivalents	$(26,449)	$33,124

Operating Activities

Net cash provided by operations was $22.3 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively. The increase in cash provided by operating activities is primarily due to an increase in cash received from licensing agreements of $10.0 million and an increase in net contribution from higher ARCALYST sales.

Investing Activities

Net cash used in investing activities was $51.5 million for the three months ended March 31, 2025, compared to net cash provided by investing activities of $25.5 million for the three months ended March 31, 2024. The increase in net cash used in investing activities was driven by managing our cash and short-term investment portfolio mix.

Financing Activities

During the three months ended March 31, 2025 and 2024, net cash provided by financing activities was $2.8 million and $3.6 million, respectively, consisting of proceeds from the exercise of share options offset by payments in connection with ordinary shares tendered for employee tax obligations.

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
●address any litigation arising out of, but not limited to, product liability claims, intellectual property disputes, disputes arising from our collaboration and license agreements and employment-related disputes;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the three months ended March 31, 2025 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of the Annual Report.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on a select network of third party specialty pharmacies to distribute ARCALYST and expect to use a similar strategy for our current and future product candidates, if approved. We rely on such specialty pharmacies to effectively distribute products in a timely manner, provide certain patient support services, manage prescription intake, collect accurate patient and inventory data and collect payments from payors. While we have entered into agreements with each of these specialty pharmacies, they may not perform as agreed, our strategic priorities may change or they may terminate their agreements with us. Further, an inability of our specialty pharmacies to meet our patients’ needs may lead to reputational harm or patient loss. In the event that such network fails to properly meet our or our patients’ needs, we may need to partner with other specialty pharmacies to replace or supplement our current network and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. In addition, there is a risk that patients may discontinue or suspend their ARCALYST treatment in the process of transitioning between specialty pharmacies, and it may take time to re-integrate such patients into our network, if at all. In such an event, our business, results of operations, financial condition and prospects may be materially affected.

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

Governmental authorities, private health insurers and other third party payors have attempted to control costs through a number of efforts, including by delaying the time to reimbursement; by restricting the breadth of coverage; implementing utilization management controls such as requiring prior authorization; limiting the amount of reimbursement for a particular product; restricting the prices that manufacturers may charge for their products and increasing the proportion of the cost for which the patient is responsible. See “Risk Factors – General Risk Factors – Current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations.” There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be limited to a subset of the patient population for which the treatment is approved by the FDA or similar regulatory authorities outside the United States including health technology assessment bodies in the European Union (the “EU”) and UK, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used.

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

On January 12, 2025, the EU Regulation on Health Technology Assessment became applicable. The new Regulation introduces a single EU level submission for joint clinical assessments to evaluate the relative clinical effectiveness of new medicines and medical devices. The joint health technology assessment process seeks to assist national authorities in making more timely and informed decisions on the pricing and reimbursement of health technologies and streamline the procedure for health technology developers. From January 12, 2025, all new cancer medicines and advanced therapy medicinal products are subject to the joint clinical assessment. The rules will be extended to orphan medicines in January 2028 and from 2030, all new medicines will be subject to the new rules.

We may also be unable to adequately satisfy a third party payor’s value/benefit assessment on an ongoing basis. It is possible that third party payors will select low-cost clinical comparators that serve as benchmarks for determining relative value, including biosimilars and lower cost brands with or without the same approved indication. The result of such a change would be a more challenging value/benefit assessment and the potential for a worse relative outcome, including such payors refusing to provide coverage and reimbursement entirely, or finding the evidence not sufficiently compelling to support our desired pricing and reimbursement. Similarly, payors may implement coverage criteria that further restrict the use of ARCALYST or any of our product candidates, if approved, beyond the approved label, which could adversely affect their commercial potential, including, for example, situations where a patient must be proven to not adequately respond to the lower-cost comparator before the payer will cover the use of ARCALYST or any of our product candidates, if approved.

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

For more information, see “Risk Factors – General Risk Factors – Current and future healthcare legislation and executive or administrative action may have a material adverse effect on our business and results of operations.”

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
●exposure to increased regulatory risk, including those arising under the United States Foreign Corrupt Practices Act (the “FCPA”) or similar foreign regulations;
●different medical practices and customs in such countries affecting acceptance in the marketplace;
●import or export licensing requirements;
●tariffs, taxes and other restrictions on international trade;
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

The pharmaceutical manufacturing process is highly regulated. Manufacturers and their facilities are required to comply with extensive requirements of regulatory authorities, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices (“cGMP”) or similar foreign regulations. Before approving a BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve a product unless it determines that the manufacturing processes and facilities comply with cGMP requirements and are adequate to ensure consistent production of the product within required specifications. After approval, the FDA conducts periodic inspections of manufacturing facilities. Accordingly, we and our CDMOs and others with which we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, to the extent that regulatory and policy changes implemented by the current presidential administration cause reductions in the FDA’s workforce or budget, or other disruptions that affect the FDA’s ability to exercise its regulatory authority, the ability of the FDA to conduct its pre- or post-approval inspections of the manufacturing facilities on which we rely may be impacted, which could delay or limit the ability of the FDA to provide the approvals necessary for the manufacture of our products.

Any regulatory approvals that we receive may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. The FDA and other regulatory authorities may place other conditions on approvals including a Risk Evaluation Mitigation Strategy (“REMS”) or similar risk management measures, to assure the safe use of the product. If the FDA or other regulatory authority concludes a REMS or similar risk management measures are needed, the applicant of the BLA or Marketing Authorization Application (“MAA”) must submit a proposed REMS or the similar risk management measures before it can obtain approval. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

Additionally, we may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA requires that a sponsor of a product receiving accelerated approval perform one or more post-marketing confirmatory clinical trials. An unsuccessful confirmatory trial or failure to complete such a trial could result in the withdrawal of marketing approval. The FDA also requires as a condition of accelerated approval the pre-submission of promotional materials for FDA review.

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

In addition, the development of our marketing and sales capabilities has required, and will continue to require, significant financial and management resources. Our direct sales and marketing efforts may not be successful, or may be limited by future government policies or initiatives. For example, the current Secretary of the Department of Health & Human Services has expressed interest in banning direct-to-consumer advertising for prescription drugs. Although a ban on direct-to-consumer advertising would require legislative action, the FDA may implement regulatory or policy changes that materially limit our ability and that of our third-party contractors to promote our products to consumers, which could materially impact our business.

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

Each of our product candidates requires substantial preclinical or clinical development and manufacturing support as part of our product development strategy. The clinical success of our current and future product candidates depends upon several factors, including, but not limited to, the following:

●submission to and authorization to proceed with clinical trials by the FDA under investigational new drug applications (“INDs”), EU Clinical Trials Regulations (the “CTR”) and clinical trial applications (“CTAs”) to applicable authorities outside of the United States for our product candidates to commence planned clinical trials or future clinical trials;
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

Furthermore, clinical trials must be conducted in accordance with the laws, rules and regulations, guidelines and other requirements of the FDA, EU national competent authorities, the EMA, the UK Medicines and Healthcare products Regulatory Agency (the “MHRA”) and other applicable regulatory authorities outside of those jurisdictions and are subject to oversight by these regulatory authorities and IRBs or ethics committees at the medical institutions where such clinical trials are conducted. Further, conducting global clinical trials, as we do for certain of our product candidates, may require that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, the EU, the UK and countries outside of those jurisdictions, which could require that we amend clinical trial protocols or determine not to conduct a trial in one or more jurisdictions or to run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs. In addition, clinical trials that are conducted in countries outside the United States, the EU and the UK may subject us to risks associated with the engagement of non-United States, non-EU and non-UK CROs who are unknown to the FDA, the EMA or the EU national component authorities or the MHRA and may have different standards of diagnosis, screening and medical care. Such trial sites may also incur risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States, the EU and the UK.

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
●the availability of standard of care and/or new or existing drugs approved for the indication the clinical trial is investigating;
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
●we may be required to create a registry or a REMS or similar risk management measures, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare professionals or other elements to assure safe use;
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

We face substantial uncertainty regarding the potential for changes in the regulatory environment in the United States following the change in presidential administration in January 2025. While many of the current administration’s policies appear to be focused on deregulation, the new administration and federal government could adopt legislation, regulation or policies that adversely affect our business, including by making it more difficult to continue to market ARCALYST or by creating a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory or policy changes regarding the standards for approving biologic products that we may be unable to satisfy or changes regarding the marketing of approved biologics that may limit or prohibit the advertising and promotion of ARCALYST and, if approved, our current or future product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

The current administration has also undertaken significant efforts to reduce the size and spending of the federal government, including at the FDA. A significant reduction in the FDA’s workforce or the FDA’s budget, or other disruptions at the FDA, could materially impact the FDA’s ability to engage in a variety of activities that may affect our business, including routine regulatory and oversight activities. Any reduction in the FDA’s workforce could lead to disruptions and delays in the FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development programs. Additionally, reductions in workforce, particularly in the review or inspection divisions, could extend review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Any of these actions may delay or limit our ability to obtain FDA approval and commercialize our product candidates.

Since the start of the current presidential administration in 2025, United States policy changes have been implemented at a rapid pace and additional changes are likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. Any disruptions at the FDA and other agencies that impose constraints on the FDA’s ability to engage in routine oversight and product review activities may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions, which would adversely affect our business. For example, the current administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Such changes could significantly impact the ability of the FDA to timely review and process our regulatory submissions, or change the nature of its review of our submissions, which could have a material adverse effect on our business.

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

Our reliance increases the risk that we will have insufficient quantities of ARCALYST and our product candidates or that ARCALYST and our product candidates may not be produced at an acceptable cost or quality; or that production may not be done in a timely manner due to, for example, deviations in operations or manufacturing facility control, or production interruptions caused by equipment failure and an inability to source adequate replacement parts and equipment; any of which could delay, prevent or impair our commercialization or research and development efforts. From time to time, we have identified events in the ARCALYST manufacturing process that prevented distribution of ARCALYST material as planned, though this has yet to materially impact our ability to source sufficient ARCALYST material to cover our needs. If, in the future, we are unable to source sufficient finished material, we may stock out or otherwise be unable to meet patient demand for ARCALYST, adversely affecting our business, results of operations and financial condition. In addition, equipment used in the ARCALYST manufacturing process may no longer be supported by vendors in the event of equipment failure. Such equipment may also not be repaired, replaced or qualified in a timely manner. Further, reagents used for the analytical testing of ARCALYST have and may in the future become outdated, requiring qualification before new reagents may be used. These issues may be exacerbated by increased clinical or commercial demand by us or our collaboration partners, or if we decide to develop ARCALYST in one or more additional indications or in additional territories.

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

Many additional factors could cause production interruptions at our facilities or at the facilities of our third party providers, as well as disruptions in travel, shipping or delivery capabilities into and within the countries in which we or our manufacturers produce ARCALYST or our product candidates or disruptions to production capabilities, including due to the impact of natural disasters; accidents; boycotts; labor disputes; political and economic instability, such as acts of terrorism or war; or an epidemic, pandemic or other outbreak of disease. The occurrence of any such event could adversely affect our ability to satisfy the required supply for any of ARCALYST or our product candidates or successfully complete preclinical and clinical development, which would result in additional costs to us or impair our ability to generate revenue and would harm our business, financial condition and prospects significantly.

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

In addition, the costs for our products and product candidates, ancillary products and placebo may be affected by increased tariffs implemented by the current presidential administration. See “Risk Factors — General Risk Factors – Changes in United States trade policy, including tariffs imposed by the United States, and any reciprocal tariffs imposed in response, could materially impact our business and results of operations.”

Our products and product candidates may also compete with other product candidates and approved products for access to and capacity within manufacturing, packaging, and labeling facilities. There are a limited number of CDMOs that operate under cGMP regulations and that might be capable of performing such functions for us. Furthermore, given the limited capacity at such CDMOs and the long lead times needed to reserve capacity, CDMOs may require monetary commitments in connection with such reservations as well as fees for changes or cancellations or additional fees to accommodate expediting of manufacturing, packaging, and labeling. For our product candidates, we may wait to reserve capacity until we can be informed by data from the clinical trials of our product candidates, which may take several months. Any significant delay in the supply of clinical materials for our product candidates could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. Alternatively, we may project when we may need additional clinical material for our product candidates and reserve capacity “at-risk” prior to our product candidates having generated data from their then current clinical trials.

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

In March 2023, Regeneron, our sole supplier of ARCALYST drug substance, initiated a technology transfer related to the manufacturing process of ARCALYST drug substance and the analytical testing methods of ARCALYST drug substance and drug product. Since then, we have worked to qualify Samsung, who will serve as the new manufacturer of ARCALYST drug substance, and new CTLs who will serve as the new testing labs of ARCALYST drug substance and drug product. We have also contracted with Samsung to document the technology transfer and enable the commercial manufacturing of ARCALYST drug substance should the technology transfer succeed.

Pharmaceutical development, manufacture and analytical testing requires significant expertise and capital investment, and the manufacture and testing of biologics, in particular, can be complex and difficult. While we have selected Samsung as our replacement CDMO and have selected replacement CTLs, we are still in the technology transfer process and still must determine whether Samsung and such CTLs can meet our requirements regarding production costs and yields, process controls, quality control, quality assurance, data integrity and cGMP compliance, among other factors. We would also need to source sufficient raw materials to facilitate new manufacturing and analytical testing, which may be affected by supply chain disruptions, materials shortages or an inability to negotiate satisfactory terms with suppliers. The technology transfer process is a time-consuming and difficult task that may require significant time and focus from our management and technical teams. Further, because of the complexities of this process, the technology transfer may be subject to substantial delay, which could materially harm our business and operations.

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

In addition, because the Samsung manufacturing facility is located in South Korea, unlike Regeneron’s United States-based manufacturing facility, we may face new risks arising from tariffs, import/export restrictions, customs proceedings, product being lost or damaged during international shipping, differing regulations, supply chain interruptions and other risks inherent to international operations. See “Risk Factors — General Risk Factors – Changes in United States trade policy, including tariffs imposed by the United States, and any reciprocal tariffs imposed in response, could materially impact our business and results of operations.” These risks, should they occur, could increase our costs and affect our ability to meet clinical and commercial demand for ARCALYST, which could materially impact our business, financial condition and results of operations.

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

The drug substance and drug product used in ARCALYST and KPL-387 are supplied to us from single-source suppliers and we obtain the drug substance and drug product used in abiprubart from a limited number of sources. For KPL-1161, we plan to manufacture drug substance in our in-house manufacturing facility and use a single supplier to manufacture drug product. While our in-house manufacturing capabilities have the limited capabilities to produce pre-clinical and early-stage clinical drug supply, we lack internal large-scale manufacturing capabilities necessary to support commercial requirements. Regeneron is currently our sole source manufacturer of ARCALYST drug substance and will remain so until we qualify Samsung as a replacement CDMO. We expect that Samsung will be our sole source manufacturer of ARCALYST drug substance following such qualification. For more information see “Risk Factors — Risks Related to Manufacturing and Our Reliance on Third Parties — We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to Samsung and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.” Further, we have historically outsourced all ARCALYST packaging and labeling activities to a single CDMO and expect to do so for any future approved products. Our ability to continue to commercialize ARCALYST, to develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet market demand, depends in part on our ability to obtain the drug substance and drug product for ARCALYST and these product candidates and package and label such drugs, as applicable, in each case in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. Successful completion of a technology transfer of the manufacturing process for ARCALYST drug substance will be integral to our ability to meet such requirements. With respect to ARCALYST, we do not currently have arrangements in place for a redundant or second-source manufacturer of drug substance or drug product, or a redundant or second-source packager and labeler, in the event any of our current vendors cease or have a substantial delay in their operations or stop offering us sufficient quantities of these materials for any reason, as applicable. With respect KPL-387, KPL-1161 and abiprubart, while we anticipate having more than one source for drug substance now or in the future, as applicable, such sources are nonetheless limited and subject to similar risks as our other products and product candidates.

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

ARCALYST

We are not aware of any other FDA-approved therapies for recurrent pericarditis, but we are aware of three competitors developing treatments for this indication. CardiolRx is an oral cannabidiol being developed by Cardiol Therapeutics in a Phase 3 clinical trial, targeting patients who are discontinuing treatment with an IL-1 blocker. R-Pharm International is developing goflikicept, which inhibits IL-1α/IL-1β-induced signaling. This drug is approved and marketed in Russia but its Phase 2/3 United States trial has been suspended as of November 2024. Ventyx Biosciences is developing VTX2735, which is designed to inhibit the NLRP3 inflammasome, an intracellular sensor of a broad range of danger signals, that leads to the release of IL-1β and IL-18. In addition to their development program in CAPS, Ventyx Biosciences is conducting a Phase 2 trial of VTX2735 in recurrent pericarditis, which began in January 2025.

Other drugs, while not approved for the treatment of recurrent pericarditis, also inhibit IL-1α/IL-1β-induced signaling. Anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, is currently approved for use in RA, CAPS, DIRA, Familial Mediterranean Fever (FMF), COVID-19 and Adult Onset Still’s Disease (AOSD). Lutikizumab is being developed by Abbvie for the treatment of hidradenitis suppurativa and goflikicept is currently in development for recurrent pericarditis.

There are also drugs that inhibit IL-1β-induced signaling but do not inhibit IL-1α-induced signaling. Canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation, is currently approved for use in CAPS, Tumor Necrosis Factor Receptor Associated Periodic Syndrome (TRAPS), Hyperimmunoglobulin D Syndrome (HIDS), Mevalonate Kinase Deficiency (MKD), FMF, AOSD, Systemic Juvenile Idiopathic Arthritis (SJIA) and gout flares.

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

KPL-387

Since we currently expect to develop KPL-387 for the treatment of recurrent pericarditis, we believe that it will compete with the same assets as those described above, which includes a number of drugs that target IL-1α and/or IL-1β. For recurrent pericarditis, there are a number of drugs in development that explore alternative dosing methods and frequencies to the once-weekly subcutaneous dosing method of ARCALYST, the only currently FDA-approved treatment. Both CardiolRx and VTX2735, in Phase 3 and 2 development by Cardiol Therapeutics and Ventyx Biosciences, respectively, are being investigated for oral administration. Goflikicept, currently marketed solely in Russia, though with prior clinical studies conducted in the United States, is dosed subcutaneously every two weeks following an initial loading dose. We expect that additional therapies offering even more convenient dosing, including those listed in the sections above, may enter the market, including therapies that offer quarterly dosing. For KPL-387 to succeed on a commercial basis, if approved, we expect that it will need to compete against such drugs by offering a more convenient dosing regimen and/or an improved risk-benefit profile than other available options.

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
●address any litigation arising out of, but not limited to, product liability claims, intellectual property disputes, disputes arising from our collaboration and license agreements and employment-related disputes;
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

Current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations.

In the United States, the UK, the EU and other jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory initiatives and proposed changes to the healthcare system that could affect our operations.

Under the current presidential administration, there have been significant and wide-ranging reforms to federal policy and the federal government. Drug pricing and payment reform has been a focus of prior presidential administrations and that focus is likely to continue under the current presidential administration. For example, President Trump issued an Executive Order in April of 2025 with multiple directives aimed at lowering drug prices, including revising and expanding the Medicare drug price negotiation program established by the Inflation Reduction Act of 2022; developing a value-based model for high-cost prescription drugs under Medicare; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and improving the process for re-classifying prescription drugs as over-the-counter drugs and increasing drug importation. Other potential healthcare reform efforts or other actions under the current presidential administration may adversely affect the development of new drug therapies, access to healthcare coverage or the funding of health care benefits. For example, a significant reduction in Medicaid funding could potentially reduce access under state Medicaid programs to healthcare generally or prescription drugs specifically. As another example, reductions in funding for research relevant to new drug development may potentially limit or delay the development of new therapies. As another example, reductions in the workforce at healthcare agencies may potentially limit or delay agency action, including action related to regulation on the development and marketing of drug products or the coverage and reimbursement of drug products. There is ongoing uncertainty regarding the nature or impact of any such reform implemented by the current presidential administration through executive or administrative action or by Congress and there can be no assurance that the reform will not have a significant adverse impact on our business.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or executive or administrative action, either in the United States, the UK, the EU or elsewhere. For example, such actions may result in changes to governmental policies and regulations that affect our operations and business, including our clinical trials, regulatory approval, pharmaceutical pricing and reimbursement. If we or any third party we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third party are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained which may have a material impact on our business and operations.

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

We are subject to data privacy and protection laws, regulations, policies and contractual obligations that govern the collection, transmission, storage, processing and use of personal information or personal data. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may affect our ability to operate in certain jurisdictions; impede our ability to collect, store, transfer, use and share personal information; necessitate the acceptance of more onerous obligations in our contracts; result in liability; or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

In the United States, most healthcare professionals, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under United States federal Health Insurance Portability and Accountability Act, as amended (“HIPAA”). We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. In the event that we are subject to or affected by HIPAA, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In addition, certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (together, the “CCPA”) gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing, receive detailed information about how their personal information is used and also imposes limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and the risks associated with data breach litigation. Further, the California Privacy Rights Act created a California data protection agency authorized to enforce the CCPA and issue substantive regulations, which could result in increased privacy and information security enforcement. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The Washington My Health My Data Act, which is applicable to companies doing business in Washington or targeting products or services to consumers in Washington, imposes disclosure and consent requirements, among other things, with respect to broadly defined consumer health data, and is enforceable through consumer class actions. Additional compliance investment and potential business process changes may also be required.

Furthermore, the United States Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Our clinical trial programs outside the United States may implicate international data protection laws, including the European Union General Data Protection Regulation 2016/679 (“GDPR”), and legislation of EU member states and EEA countries. The GDPR imposes strict requirements for processing the personal data of individuals within the EEA. In addition, some of the personal data we process in respect of clinical trial participants is special category personal data under the GDPR, and subject to additional compliance obligations and to local law derogations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain.

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

Failure or perceived failure to comply with the GDPR, the UK GDPR, the DPA and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, affect our compliance with contracts entered into with our partners and collaborators, and could have an adverse effect on our reputation, business and financial condition.

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

Recruiting and retaining qualified corporate, scientific, clinical, regulatory, manufacturing and sales and marketing personnel is also critical to our success. The failure to recruit, or the loss of the services of our executive officers, senior management or other key employees could impede the achievement of our research, development and commercialization objectives, including with respect to our sales, marketing and distribution capabilities, infrastructure and organization to commercialize products for which we have obtained marketing approval and maintain proper regulatory oversight functions, any of which would seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers, senior management and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition of responsibilities, our business may be adversely affected. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of corporate, scientific, sales, marketing and clinical personnel from other pharmaceutical companies, universities and research institutions, as applicable. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific and clinical personnel. In addition, laws and regulations may restrict our ability to attract, motivate and retain the required level of qualified personnel. For example, our business operations may rely on foreign personnel who require work permits. Any changes in immigration policies, work permit regulations, or visa requirements could adversely affect our ability to retain skilled employees. If work permits are denied, revoked, or not renewed, we may face disruptions in our operations, increased costs for hiring and training replacements, and potential delays in project execution. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

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

Changes in United States trade policy, including tariffs imposed by the United States and any reciprocal tariffs imposed in response, could materially impact our business and results of operations.

Changes to United States trade policy, including tariffs imposed by the United States on imported goods, as well as reciprocal tariffs that may be imposed by foreign governments, may adversely affect our business and the global macroeconomic environment. In April 2025, the current presidential administration announced that the United States would impose baseline tariffs on all other countries and individualized reciprocal higher tariffs on countries with which the United States has purportedly high trade deficits, including South Korea. In addition, the administration has initiated or is considering imposing tariffs on certain types of foreign goods, and has announced plans to impose tariffs of 25% or more on pharmaceuticals, including pharmaceutical products and components manufactured outside of the United States. Such tariffs are currently paused; however, if enacted, they are expected to dramatically increase the price of goods imported into the United States, including pharmaceutical products and important products that are ancillary to the administration, processing or testing of pharmaceutical products. While we plan to conduct fill-finish and packaging for ARCALYST in the United States following the technology transfer of drug substance manufacturing to Samsung, we expect to import drug substance from South Korea into the United States following such date.

It remains unclear what the current administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, and/or affect the United States or global economy or certain sectors thereof and, thus, could adversely impact our business. For example, any increase in prices of consumer goods may materially impact patient purchasing power, which could decrease patient compliance, duration of therapy or prevent patients from enrolling in ARCALYST therapy altogether. Such events may lead to a reduction in ARCALYST product revenue, which would materially impact our business and results of operations.

In response to the current presidential administration’s announcement of its intention to impose tariffs, a number of countries and economic blocs have announced reciprocal tariffs on goods imported from the United States. While we currently do not sell ARCALYST outside of the United States, should we pursue commercialization in another region, such as the EU, we may be impacted by a number of factors, including increased costs for our product, more aggressive negotiations by private and public payers and lower consumer purchasing power.

There is substantial uncertainty with respect to what extent new (or modified) tariffs will be imposed in the long-term in the United States and other countries, or the ultimate impact such tariffs will have on us, our industry and the patients we seek to serve. We currently expect that tariffs, as proposed, will impact our ARCALYST gross margin by an immaterial amount because the price of ARCALYST drug substance that we expect to import from South Korea is a relatively small part of our overall cost of goods sold and because Kiniksa UK’s Swiss branch office, which manufactures and sells ARCALYST, owns all of Kiniksa’s ARCALYST intellectual property and, therefore, is not obligated to pay royalties to any other entity, which royalty payments would be subject to tariffs under the current presidential administration’s proposed tariff scheme. However, the ultimate impact of tariffs, trade restrictions and resulting economic instability is uncertain and our business, financial condition and results of operations may be materially and adversely affected.

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
●imposition of tariffs, curtailment of trade, and other business restrictions;
●certain expenses including, among others, expenses for travel, translation and insurance; and
●regulatory and compliance risks that relate to maintaining accurate information and control over clinical activities, sales and other functions that may fall within the purview of the FCPA, its books and records provisions or its antibribery provisions.

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

Outside of the United States, continued global focus on ESG matters has resulted in the adoption of new laws and regulations, including reporting requirements imposed by the UK, which will impact the annual reports we are required to file in the UK as a result of the Redomiciliation. New reporting requirements may be particularly difficult or expensive to comply with and, if we fail to comply, we may be required to issue financial restatements, suffer harm to our reputation or otherwise have our business be adversely impacted. Such ESG matters may also impact our suppliers or patients, which may adversely impact our business, financial condition and results of operations.

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

The impacts of climate change on the global economy and our industry are rapidly evolving. Physical impacts of climate change (including but not limited to floods, hurricanes, droughts, more frequent and/or intense storms and wildfires), could negatively impact our business and operations, as well as the business and operations of our third party CDMOs and CROs upon whom we rely. Such events may result in damage or loss of our products and product candidates during their manufacture and shipment, cause delays in clinical development due to trial site disasters or result in losses of critical data, any of which may adversely impact our operations. An evolving climate may also result in uncertain and potentially onerous regulatory requirements as agencies and governmental authorities adjust, such as new or changed emissions reporting and auditing requirements. Failure to comply with such requirements in a timely manner may adversely affect our reputation, business, or financial performance.

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

Each Class A ordinary share is entitled to one vote per Class A ordinary share and each Class B ordinary share is entitled to ten votes per Class B ordinary share. Our Class A1 ordinary shares and Class B1 ordinary shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A ordinary shares and Class B ordinary shares. As a result of the multi-class voting structure of our ordinary shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our ordinary shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of March 31, 2025, the holders of Class A ordinary shares accounted for approximately 70% of our aggregate voting power and the holders of Class B ordinary shares accounted for approximately 30% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A ordinary shares and Class B ordinary shares representing approximately 26% of our aggregate voting power as of March 31, 2025 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B ordinary shares, Class A1 ordinary shares or Class B1 ordinary shares as set forth in our articles of association. For example, as of March 31, 2025, entities affiliated with certain members of our directors could convert their Class A1 ordinary shares and Class B1 ordinary shares upon 61-days’ prior written notice into Class A ordinary shares and Class B ordinary shares, respectively, which in the aggregate would result in such entities holding approximately 75% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 ordinary shares and our Class B1 ordinary shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A ordinary shares.

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

A significant number of our Class A ordinary shares are issuable upon conversion of our Class B, Class A1, and Class B1 ordinary shares, subject to certain limitations on conversion. As of March 31, 2025, approximately 2.0 million Class A ordinary shares directly held by our executive officers and directors, inclusive of Class A ordinary shares issuable upon conversion of our Class B, Class A1, and Class B1 ordinary shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and such rule, Rule 144. In addition, as of March 31, 2025, there were approximately 13.2 million Class A ordinary shares subject to outstanding share options, RSUs and PSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

A majority of our ordinary shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of March 31, 2025, on an as-converted to Class A ordinary shares basis, these shareholders collectively held approximately 33.8 million of our Class A ordinary shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their ordinary shares (after certain restrictions on conversion or resale lapse), the market price of our Class A ordinary shares could decline.

Pursuant to our amended and restated investor rights agreement (our “Investors Rights Agreement”), certain shareholders are entitled to certain registration rights with respect our Class A ordinary shares, including Class A ordinary shares issuable upon conversions of our Class B, Class A1, and Class B1 ordinary shares and upon the exercise of certain rights to acquire Class A ordinary shares, or collectively registerable securities, under the Securities Act. As of March 31, 2025, on an as-converted to Class A ordinary shares basis, we have registered approximately 31.8 million Class A ordinary shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the Investors Rights Agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A ordinary shares basis, approximately 1.7 million Class A ordinary shares held by certain of our executive officers as of March 31, 2025. If any of these Class A ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A ordinary shares could decline.

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

Additionally, subject to specified exceptions, including an opt-out included in our articles of association, English law grants statutory preemptive rights to existing shareholders to subscribe for new issuances of shares for cash. English law requires that this opt-out must be renewed by the shareholders at least every five years, and we cannot guarantee that the opt-out of preemptive rights will always be approved. A waiver of pre-emption rights under English law requires approval of the shareholders holding at least 75% of the voting rights in an English company. In the future, our plans may be impeded due the lack of flexibility that we previously enjoyed in Bermuda, potentially materially affecting our business, financial condition and results of operations. Our articles of association waive the statutory pre-emption rights in relation to new ordinary or preferred shares issued by the board of directors (up to a maximum of ten percent (10%) of the issued share capital of the Company) for a period of 15 months from the date of adoption of the articles of association.

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

In addition, English law may be subject to change in the future in ways that are disadvantageous to United States-based shareholders, which could adversely affect the rights of our investors. Rights afforded to shareholders under English law differ in certain respects from the rights of shareholders in companies incorporated in the United States or Bermuda. In particular, English law currently significantly limits the circumstances in which the shareholders of English companies may bring derivative actions (i.e., legal actions brought by a shareholder on behalf of a company against a third-party). Under English law, in most cases, only Kiniksa International may be the proper plaintiff for the purposes of maintaining proceedings in respect of wrongful acts committed against it and, generally, neither an individual shareholder, nor any group of shareholders, has any right of action in such circumstances. In addition, English law does not afford appraisal rights to dissenting shareholders in the form typically available to shareholders in an American company.

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

It may be difficult for United States investors to bring and/or effectively enforce suits against us outside of the United States. We are a public limited company incorporated in England and Wales. If a judgment is obtained in the United States courts based on civil liability provisions of the United States federal securities laws against us or our directors or officers, it may, depending on the jurisdiction, be difficult to enforce the judgment in the non-United States courts against us. Accordingly, United States shareholders may be forced to bring legal proceedings against us under English law and in the English courts in order to enforce any claims that they may have against us or our directors and officers. The enforceability of a United States judgment in the UK will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and the UK do not currently have a treaty providing for reciprocal recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Nevertheless, it may be difficult for United States shareholders to bring an original action in the English courts to enforce liabilities based on the United States federal securities laws against us.

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

For example, we are currently incorporated under the laws of England and Wales and have subsidiaries in the United States, the UK, Bermuda, Germany, Switzerland and France. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions subject to transfer pricing arrangements between us and such subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.

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

We are unable to predict what tax reform may be proposed or enacted in the future by the United States, UK, Switzerland or the OECD or what effect such changes would have on our business and results of operations. Changes in tax rates, laws, practices, treaties, policies or regulations, or the change in interpretation thereof, could increase our effective tax rate or otherwise affect our financial position, results of operations and financial condition and/or increase the complexity, burden and cost of tax compliance.

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

We believe we will likely be classified as a “controlled foreign corporation” (as such term is defined in the Code) for the taxable year ended December 31, 2025. Even if we were not classified as a controlled foreign corporation, certain of our non-United States subsidiaries could be treated as controlled foreign corporations because our group includes one or more United States subsidiaries. If a United States Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our shares, such United States Holder may be treated as a “United States shareholder” (as such term is defined in the Code) with respect to us (if we are classified as a controlled foreign corporation) and each controlled foreign corporation in our group (if any). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its United States taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income,” and investments in United States property by such controlled foreign corporation, regardless of whether such corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a United States corporation. Failure to comply with these reporting obligations or income inclusions may subject such shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such shareholder’s United States federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether such investor is treated as a United States shareholder with respect to us or any of our non-United States subsidiaries. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the reporting and tax paying obligations discussed above. United States Holders should consult their tax advisors regarding the potential application of these rules to any investment in our Class A ordinary shares.

We may encounter unforeseen costs following the Redomiciliation and may not realize meaningful benefits.

In June 2024, we announced the completion of the Redomiciliation pursuant to a scheme of arrangement approved by both the Bermuda Supreme Court and our shareholders. As part of the Redomiciliation, all of the issued and outstanding shares of our former Bermuda parent company were cancelled and our then-shareholders received ordinary shares in our new UK parent company on a one-for-one basis. We determined that Bermuda was no longer the most desirable jurisdiction for us and believed that redomiciling our principal holding company to the UK was in the best interest of our company and shareholders for a number of reasons, including its more expansive tax treaty with the United States. However, those determinations were based on a number of key assumptions and we may not realize the benefits we hope to achieve. If facts substantially deviate from our assumptions, causing us to not realize the benefits we hope to achieve or to encounter unforeseen costs, our business, financial condition and results of operations could be materially harmed.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1#†	Form of 2025 Performance Share Unit Grant Notice and 2025 Performance Share Unit Award Agreement					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

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

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

Date: April 29, 2025	By:	/s/ Mark Ragosa
Mark Ragosa
Senior Vice President and Chief Financial Officer (Principal Financial Officer)