Form 10-Q
period 2025-06-30
Kiniksa Pharmaceuticals International, plc
filed 2025-07-29
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 25, 2025, there were 74,107,668 ordinary shares outstanding in aggregate, comprised of:

43,472,928 Class A ordinary shares, nominal value $0.000273235 per share

1,795,158 Class B ordinary shares, nominal value $0.000273235 per share

12,781,964 Class A1 ordinary shares, nominal value $0.000273235 per share

16,057,618 Class B1 ordinary shares, nominal value $0.000273235 per share

Kiniksa Pharmaceuticals International, plc

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2025

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	our continued ability to commercialize ARCALYST® (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	competitive and potentially competitive products and technologies;
●	our ability to source sufficient quantities of our products and product candidates to meet patient and partner demand at acceptable cost and quality specifications;
●	our ability to successfully complete the technology transfer of the manufacturing process for ARCALYST drug substance;
●	prescriber awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;
●	the decision of third party payors not to cover or maintain coverage of or to establish burdensome requirements prior to covering or maintaining coverage of ARCALYST or any of our current or future product candidates, if approved;
●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay;

●	the decision by any applicable regulatory authority to permit clinical development of, to grant regulatory exclusivity for and to approve marketing and sale of our current and future product candidates;
●	our ability to anticipate and prevent adverse events caused by our products and product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake and execute on business combinations, out-licensing activities, collaborations or other strategic transactions and our ability to realize value therefrom;
●	potential product liability claims;
●	changes to federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	the impact of current and future healthcare reforms, including those affecting the delivery of or payment for healthcare products and services;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates;
●	incurring losses in the future, potentially requiring us to raise additional funds;
●	general economic, industry and market uncertainty, including due to tariff policy and geopolitical tensions; and
●	our ability to attract and retain skilled personnel.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A ordinary shares. The principal risks and uncertainties affecting our business include the following:

●	we may not be able to continue to commercialize ARCALYST or be successful in commercializing any future products, potentially impacting the commercial potential for our current and future products and our ability to generate revenue;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third party payors, including governmental authorities and private health insurers, provide funding, establish and maintain favorable coverage and pricing policies and set adequate reimbursement levels;
●	current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations;
●	if we are unable to advance our product candidates in clinical development, obtain regulatory approval and pursue commercialization, or experience significant delays in doing so, our business may be significantly harmed;
●	the incidence and prevalence for target patient populations of our products and product candidates have not been established with precision; if the market opportunities for our products and product candidates are smaller than we estimate, or any approval that we obtain is based on a narrower definition of our targeted patient population, our revenue and ability to sustain profitability may be materially adversely affected;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our preclinical studies and/or clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities; we may therefore be unable to obtain required regulatory approvals and be unable to successfully commercialize our product candidates on a timely basis, if at all;
●	we contract with third parties, including independent contract development and manufacturing organizations (“CDMOs”) to manufacture our commercial supply of ARCALYST and clinical supply of our product candidates and for certain research and development, which is highly regulated and complex, and we expect that we will continue to do so in the future; this reliance on third parties increases the risk that we may not have sufficient quantities of ARCALYST or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our research and development or commercialization efforts;
●	we are conducting a technology transfer of the manufacturing process for ARCALYST drug substance from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to Samsung Biologics Co., Ltd. (“Samsung”), and the analytical testing methods of ARCALYST drug substance and drug product to new contract testing labs (“CTLs”), which will be subject to significant risks and uncertainties;
●	we rely, and expect to continue to rely, on third parties, including independent investigators and contract research organizations (“CROs”) to activate sites, conduct and otherwise support our research activities, preclinical studies, clinical trials and other trials for our product candidates; if these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval or commercialize our product candidates, and our business could be substantially harmed;

●	if we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and patents, if the scope of the patent protection obtained is not sufficiently broad, or if the terms of our patents are insufficient to protect product candidates for an adequate amount of time, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be materially impaired;
●	we have a history of operating losses and may require substantial additional financing in the future, which we may be unable to obtain when needed or on acceptable terms;
●	we face significant competition, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not successfully execute our growth strategy to identify, discover, develop, in-license or acquire additional product candidates or technologies, our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions that may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions;
●	we have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our products and product candidates; such arrangements or transactions may not be successful or on favorable terms, which could adversely affect our ability to develop, commercialize or attempt to realize value from our products and product candidates;
●	we may be adversely affected by continuing geopolitical tensions, including the introduction of tariffs or reciprocal tariffs that may be imposed by the United States and its global trading partners that could collectively cause economic uncertainty and increased costs to product development and manufacturing;
●	the concentration of ownership of the voting power of our ordinary shares, including our Class B ordinary shares, and conversion rights of the holders of our Class A1 and Class B1 ordinary shares, which are held primarily by entities affiliated with certain of our directors, may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A ordinary shares; and
●	the rights afforded to our shareholders are governed by English law; not all rights available to shareholders under United States law will be available to holders of our ordinary shares.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$192,037	$183,581
Short-term investments	115,745	60,046
Accounts receivable, net	31,910	41,724
Inventory	48,181	26,364
Prepaid expenses and other current assets	32,438	20,084
Total current assets	420,311	331,799
Property and equipment, net	1,076	662
Operating lease right-of-use assets	10,304	10,376
Other long-term assets	8,195	10,315
Intangible asset, net	15,750	16,250
Deferred tax assets	205,514	211,151
Total assets	$661,150	$580,553

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,956	$2,039
Accrued collaboration expenses	52,389	48,157
Accrued expenses	35,959	32,355
Operating lease liabilities	2,522	1,993
Other current liabilities	18,001	16,077
Total current liabilities	117,827	100,621
Non-current liabilities:
Non-current deferred revenue	31,811	31,811
Non-current operating lease liabilities	7,243	7,862
Other long-term liabilities	9,262	1,823
Total liabilities	166,143	142,117
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A ordinary shares, nominal value of $0.000273235 per share; 43,397,623 shares and 41,881,319 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	12	11
Class B ordinary shares, nominal value of $0.000273235 per share; 1,795,158 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Class A1 ordinary shares, nominal value of $0.000273235 per share; 12,781,964 shares issued and outstanding as of June 30, 2025 and December 31, 2024	4	4
Class B1 ordinary shares, $0.000273235 nominal value; 16,057,618 shares issued and outstanding as of June 30, 2025 and December 31, 2024	4	4
Additional paid-in capital	989,811	959,722
Accumulated other comprehensive loss	(53)	(163)
Accumulated deficit	(494,772)	(521,143)
Total shareholders’ equity	495,007	438,436
Total liabilities and shareholders’ equity	$661,150	$580,553

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$156,797	$103,394	$294,582	$182,279
License and collaboration revenue	—	5,237	—	6,210
Total revenue	156,797	108,631	294,582	188,489
Costs and operating expenses:
Cost of goods sold	18,603	12,322	36,471	22,905
Collaboration expenses	52,418	30,014	96,208	50,815
Research and development	18,753	24,017	38,078	50,351
Selling, general and administrative	46,863	42,395	90,393	81,077
Total operating expenses	136,637	108,748	261,150	205,148
Income (loss) from operations	20,160	(117)	33,432	(16,659)
Other income	2,717	2,421	5,010	4,687
Income (loss) before income taxes	22,877	2,304	38,442	(11,972)
Provision for income taxes	(5,045)	(6,212)	(12,071)	(9,640)
Net income (loss)	$17,832	$(3,908)	$26,371	$(21,612)
Net income (loss) per share attributable to ordinary shareholders—basic	$0.24	$(0.06)	$0.36	$(0.31)
Net income (loss) per share attributable to ordinary shareholders—diluted	$0.23	$(0.06)	$0.34	$(0.31)
Weighted average ordinary shares outstanding—basic	73,438,530	71,004,640	73,041,920	70,818,831
Weighted average ordinary shares outstanding—diluted	77,942,082	71,004,640	76,984,393	70,818,831
Comprehensive income (loss)
Net income (loss)	$17,832	$(3,908)	$26,371	$(21,612)
Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	112	(77)	110	(136)
Total other comprehensive income (loss)	112	(77)	110	(136)
Total comprehensive income (loss)	$17,944	$(3,985)	$26,481	$(21,748)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	72,516,059	$20	$959,722	$(163)	$(521,143)	$438,436
Issuance of Class A ordinary shares under incentive award plans	281,273	—	2,768	—	—	2,768
Share-based compensation expense	—	—	7,748	—	—	7,748
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(2)	—	(2)
Net income	—	—	—	—	8,539	8,539
Balances at March 31, 2025	72,797,332	$20	$970,238	$(165)	$(512,604)	$457,489
Issuance of Class A ordinary shares under incentive award plans	1,235,031	1	10,697	—	—	10,698
Share-based compensation expense	—	—	8,876	—	—	8,876
Unrealized gain on short-term investments and currency translation adjustments, net of tax	—	—	—	112	—	112
Net income	—	—	—	—	17,832	17,832
Balances at June 30, 2025	74,032,363	$21	$989,811	$(53)	$(494,772)	$495,007

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	70,460,617	$20	$916,763	$6	$(477,950)	$438,839
Issuance of Class A ordinary shares under incentive award plans	358,479	—	3,613	—	—	3,613
Share-based compensation expense	—	—	7,206	—	—	7,206
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(17,704)	(17,704)
Balances at March 31, 2024	70,819,096	$20	$927,582	$(53)	$(495,654)	$431,895
Issuance of Class A ordinary shares under incentive award plans	263,182	—	(178)	—	—	(178)
Share-based compensation expense	—	—	7,363	—	—	7,363
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(3,908)	(3,908)
Balances at June 30, 2024	71,082,278	$20	$934,767	$(130)	$(499,562)	$435,095

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$26,371	$(21,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	703	896
Share-based compensation expense	16,624	14,569
Non-cash lease expense	1,759	1,615
Net amortization of premiums and accretion of discounts on short-term investments	(589)	109
Net gain on disposal of property and equipment	(24)	(24)
Deferred income taxes	5,637	14,934
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,195)	(9,517)
Accounts receivable, net	9,814	815
Inventory	(21,817)	(3,736)
Other long-term assets	1,975	(7,201)
Accounts payable	6,992	(933)
Accrued expenses, accrued collaboration expenses and other current liabilities	9,502	21,940
Operating lease liabilities	(1,777)	(2,319)
Deferred revenue	—	(449)
Other long-term liabilities	7,439	68
Net cash provided by operating activities	50,414	9,155
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	25
Purchases of property and equipment	(264)	(84)
Purchases of short-term investments	(129,793)	(125,539)
Proceeds from the maturities of short-term investments	74,633	104,325
Net cash used in investing activities	(55,424)	(21,273)
Cash flows from financing activities:
Proceeds from issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	15,925	5,129
Payments in connection with ordinary shares tendered for employee tax obligations	(2,459)	(1,694)
Net cash provided by financing activities	13,466	3,435
Net increase (decrease) in cash and cash equivalents	8,456	(8,683)
Cash and cash equivalents at beginning of period	183,581	107,954
Cash and cash equivalents at end of period	$192,037	$99,271

Supplemental information:
Cash paid for income taxes	$3,009	$1,510

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$1,687	$1,463
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	338	178

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

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K and updated, as necessary, in this report. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025 and the results of its operations for the three and six months ended June 30, 2025 and 2024, the changes in its shareholders’ equity for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of June 30, 2025, the Company had an accumulated deficit of $494,772. During the six months ended June 30, 2025, the Company reported a net income of $26,371 and had cash provided from operating activities of $50,414. As of June 30, 2025, the Company had cash, cash equivalents and short-term investments of $307,782. Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements.

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

	Fair Value Measurements
	as of June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$139,483	$—	$—	$139,483
Short-term investments — U.S. Treasury notes	—	115,745	—	115,745
	$139,483	$115,745	$—	$255,228

	Fair Value Measurements
	as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$135,275	$—	$—	$135,275
Short-term investments — U.S. Treasury notes	—	60,046	—	60,046
	$135,275	$60,046	$—	$195,321

During the six months ended June 30, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of June 30, 2025 and December 31, 2024 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
June 30, 2025
Short-term investments — U.S. Treasury notes	115,771	—	(26)	—	115,745
	$115,771	$—	$(26)	$—	$115,745

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2024
Short-term investments — U.S. Treasury notes	60,022	24	—	—	60,046
	$60,022	$24	$—	$—	$60,046

As of June 30, 2025, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and six months ended June 30, 2025 or 2024.

3.           Product Revenue, Net

The Company derives substantially all of its product revenue, net from sales of ARCALYST in the United States, which was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Product revenue, net	$156,797	$103,394	$294,582	$182,279

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2025:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2024	$3,495	$8,640	$2,294	$14,429
Current provisions relating to sales in the current year	18,042	12,527	916	31,485
Adjustments relating to prior years	—	(484)	—	(484)
Payments/returns relating to sales in the current year	(16,000)	(4,396)	—	(20,396)
Payments/returns relating to sales in the prior years	(3,495)	(5,201)	—	(8,696)
Balance at June 30, 2025	$2,042	$11,086	$3,210	$16,338

Total revenue-related reserves as of June 30, 2025 and December 31, 2024, included in the Company’s consolidated balance sheets, are summarized as follows:

	June 30,	December 31,
	2025	2024
Components of accounts receivable	$(670)	$(444)
Components of other current liabilities	17,008	14,873
Total revenue-related reserves	$16,338	$14,429

Primarily all of the Company’s trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider.

4.           Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$9,743	$9,972
Semi-finished goods	32,726	—
Finished goods	10,566	21,246
Total inventory	$53,035	$31,218
Balance Sheet Classification:
Inventory	$48,181	$26,364
Other long-term assets	4,854	4,854
Total inventory	$53,035	$31,218

As of June 30, 2025, $18,386 of semi-finished goods were associated with the Company’s technology transfer of ARCALYST manufacturing to a new facility, which is pending regulatory approval. The Company believes it is probable that regulatory approval will be obtained, and all such inventory will be available for commercial distribution in the future.

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2025	2024
Furniture, fixtures and vehicles	$177	$183
Computer hardware and software	379	379
Leasehold improvements	3,920	3,931
Lab equipment	3,743	4,207
Construction in progress	634	155
Total property and equipment	8,853	8,855
Less: Accumulated depreciation	(7,777)	(8,193)
Total property and equipment, net	$1,076	$662

Depreciation expense was $13 and $119 during the three months ended June 30, 2025 and 2024, respectively, and $48 and $273 during the six months ended June 30, 2025 and 2024, respectively.

6.           Intangible Assets

Intangible assets, net of accumulated amortization as of June 30, 2025 and December 31, 2024 are summarized in the following table.

		As of June 30, 2025			As of December 31, 2024
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$4,250	$15,750	$20,000	$3,750	$16,250

Amortization expense was $250 during the three months ended June 30, 2025 and 2024 and $500 during the six months ended June 30, 2025 and 2024.

7.           Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued research and development expenses	$16,947	$11,004
Accrued employee compensation and benefits	13,182	17,046
Accrued legal, commercial and professional fees	5,521	3,617
Other	309	688
	$35,959	$32,355

8.           Share-Based Compensation

As part of the Redomiciliation, Kiniksa International assumed the sponsorship of, and all rights and obligations of Kiniksa Bermuda under Kiniksa Bermuda’s equity compensation plans, which include the 2018 Incentive Award Plan (the “2018 Plan”) and the 2018 Employee Share Purchase Plan (the “2018 ESPP”). Upon the effectiveness of the 2018 Plan, the Company ceased granting awards under its 2015 Equity Incentive Plan (as amended, the “2015 Plan” and together with the 2018 Plan, the “Plans”).

2015 Plan

As of June 30, 2025, there were 1,126,908 Class A ordinary shares reserved for issuance pursuant to outstanding awards under the 2015 Plan that were granted prior to the effectiveness of the 2018 Plan.

2018 Plan

The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”), PSUs (as defined below) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2025, increased by 2,900,642 Class A ordinary shares. As of June 30, 2025, 6,132,156 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2024, the Company’s board of directors approved an increase, as of January 1, 2025, of 90,000 Class A ordinary shares under the 2018 ESPP. As of June 30, 2025, 724,213 Class A ordinary shares were available for future issuance under the 2018 ESPP.

Restricted Share Units

The Company grants RSUs with service conditions to eligible employees as part of its equity incentive compensation. Such RSUs vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued employment through such dates.

Market and Performance-Based Share Units

In the second quarter of 2024, the Company began periodically granting performance-based restricted share units to certain employees under the 2018 Plan that are earned based upon (i) the achievement of certain specified ARCALYST revenue targets (“Revenue PSUs”) and (ii) the Company’s total shareholder return (“TSR”) relative to the TSR of each member of a specified peer group (“TSR PSUs”). The TSR PSUs and Revenue PSUs are subject to a three-year service period.

In addition, the Company from time-to-time grants performance-based restricted share units to certain eligible employees pursuant to 2018 Plan that are earned based upon certain development and regulatory milestones (“Development PSUs” and, together with the Revenue PSUs and TSR PSUs, “PSUs”). The Company’s currently outstanding Development PSUs are subject to earnout percentages based upon the date of applicable milestone achievement.

Performance Share Options

Beginning in the second quarter of 2025, the Company began granting performance share options (“PSOs”) to certain eligible employees pursuant to the 2018 Plan representing the right to purchase shares of the Company’s Class A ordinary shares. Such PSOs vest, if at all, upon the achievement of certain specified development and regulatory milestones and are subject to earnout percentages based upon the date of applicable milestone achievement.

The following table summarizes RSU and PSU activity for the six months ended June 30, 2025:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested as of December 31, 2024	2,250,602	$17.36	59,137	$22.06
Granted	576,083	$22.29	416,416	$27.63
Vested	(342,204)	$14.69	—	$—
Forfeited	(212,005)	$18.24	(17,987)	$26.57
Unvested as of June 30, 2025	2,272,476	$18.93	457,566	$26.96

The following table summarizes share option and PSO activity for the six months ended June 30, 2025:

	Options		PSOs
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding as of December 31, 2024	11,286,994	$15.25	—	$—
Granted	1,074,941	$23.31	359,995	$27.36
Exercised	(1,250,472)	$12.26	—	$—
Forfeited	(280,790)	$19.67	(7,723)	$27.74
Outstanding as of June 30, 2025	10,830,673	$16.28	352,272	$27.36
Share options exercisable as of June 30, 2025	7,226,765	$14.62	—	$—
Share options unvested as of June 30, 2025	10,830,673	$16.28	352,272	$27.36

As of June 30, 2025, total unrecognized compensation cost related to RSUs, Revenue PSUs, TSR PSUs, and share options was $82,058 which is expected to be recognized over a weighted average remaining period of 2.50 years. As of June 30, 2025, total unrecognized compensation cost related to outstanding Development PSUs and PSOs was $10,874 which will be recognized when the applicable milestones are deemed probable of achievement through the date the awards vests with a cumulative catch-up.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of goods sold	$566	$353	$995	$712
Research and development expenses	1,717	1,501	3,219	2,954
Selling, general and administrative expenses	6,593	5,509	12,410	10,903
	$8,876	$7,363	$16,624	$14,569

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

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license. During the year ended December 31, 2023, the Company received cash payments of $20,000 following delivery of certain drug supplies to Genentech and $15,000 following Genentech’s achievement of a development milestone related to a new indication under the Genentech License Agreement. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10,000 which the Company received in the first quarter of 2024. In the second quarter of 2024, the Company received a cash payment of $5,000 following the achievement of a development milestone related to the third indication under the Genentech License Agreement. Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $570,000 remained as of June 30, 2025. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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

The Company did not recognize any collaboration revenue under the Genentech License Agreement during the three and six months ended June 30, 2025. The Company recognized $5,156 and $5,261 of collaboration revenue under the Genentech License Agreement during the three and six months ended June 30, 2024, respectively. As a result of the $5,000 development milestone the Company recognized revenue of $4,994 and $4,989 during the three and six months ended June 30, 2024, respectively, related to performance obligations satisfied in prior periods. As of June 30, 2025, the Company has recognized as revenue all of the transaction price associated with the Genentech License Agreement.

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

Under the Huadong Collaboration Agreements, the Company received a total upfront cash payment of $22,000, which included $12,000 for the Huadong Territory license of ARCALYST and $10,000 for the Huadong Territory license of mavrilimumab. In 2024, following the achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20,000 to the Company which the Company received in the first quarter of 2025. The Company will be eligible to receive up to approximately $50,000 in contingent sales-based milestone payments for ARCALYST, all of which remain outstanding as of June 30, 2025. Due to its termination, the Company does not expect to receive any future payments under the mavrilimumab Huadong Collaboration Agreement. The Company was previously eligible to receive up to approximately

$576,000 in payments for mavrilimumab, including specified development, regulatory and sales-based milestones. Huadong was also obligated to pay the Company tiered percentage royalties ranging from the mid-teens to low twenties on annual net sales of mavrilimumab in the Huadong Territory. Huadong will also be obligated to pay the Company tiered percentage royalties ranging from the low-to-mid teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of the Company’s patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory.

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

The Company determined the transaction price at the inception of the ARCALYST Huadong Collaboration Agreement, which includes $12,000, consisting of the upfront payment. In 2024, the Company added $20,000 to the transaction price following the achievement of a regulatory milestone. The Company also includes an estimate of variable consideration associated with the clinical and commercial manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones, sales milestones and royalties are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties and sales milestones will be recognized as the Company delivers the commercial manufactured product to Huadong. Any changes in estimates may result in a cumulative catch-up based on the number of units of manufactured product delivered.

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

The Company did not recognize any revenue under the ARCALYST Huadong Collaboration Agreement during the three and six months ended June 30, 2025. The Company recognized $189 of the upfront payment in collaboration revenue during the six months ended June 30, 2024, under the ARCALYST Huadong Collaboration Agreement related to materials delivered. The Company did not recognize any revenue under the ARCALYST Huadong Collaboration Agreement during the three months ended June 30, 2024. As of June 30, 2025, $31,811 of the transaction price is recorded in non-current deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes the Company’s contract liabilities in connection with license and collaboration agreements for the six months ended June 30, 2025:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Six Months Ended June 30, 2025
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

Under the Biogen Agreement, the Company is obligated to make payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of June 30, 2025. Additionally, the Company could be obligated to make up to an aggregate of $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

The Company and Biogen have amended the Biogen Agreement twice following its initial effective date. The first amendment, in July 2017, clarified the scope of the antibodies subject to the Biogen Agreement. The second amendment, effective in August 2022, was entered into in connection with the Genentech License Agreement, and amended certain defined terms, including “Net Sales,” “Indication,” “Product,” “Combination Product” and “Valid Claim.” In addition, the tiered royalty rates to be paid by the Company to Biogen increased by an amount equal to less than one percent. Upon the termination or expiration of the Genentech License Agreement all terms of the Biogen Agreement will revert to the version of such terms in effect as of immediately prior to the effective date of the Genentech License Agreement.

During the three and six months ended June 30, 2025, the Company recorded expenses of $30 and $44, respectively, related to milestone payments and the annual maintenance fee in connection with the Biogen Agreement. During the three and six months ended June 30, 2024, the Company recorded expenses of $11 and $72, respectively, related to a milestone and the annual maintenance fee in connection with the Biogen Agreement.

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

During the three and six months ended June 30, 2025, the Company did not record any expenses in connection with the BIDMC Agreement. During the three and six months ended June 30, 2024 the Company recorded expenses of $8 and $35, respectively, in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of

ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three and six months ended June 30, 2025, the Company recognized $52,389 and $96,164 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses. For the three and six months ended June 30, 2024, the Company recognized $29,943 and $50,066 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses.

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product. The supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three and six months ended June 30, 2025 and 2024, the Company did not incur any research and development expense related to the purchase of drug materials under the supply agreement. As of June 30, 2025 and December 31, 2024, the Company recorded inventory of $24,906 and $21,246 respectively, related to the purchase of commercial product under the supply agreement. As of June 30, 2025, the Company had non-cancelable purchase commitments under the supply agreement (see Note 13).

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

In February 2025, the Company delivered a notice of termination to MedImmune, notifying them of its intent to terminate the MedImmune Agreement, for convenience, effective May 22, 2025. Following such date, the exclusive worldwide sublicense rights to certain intellectual property rights to make, use, develop and commercialize mavrilimumab were returned to MedImmune. The Company did not record any significant charges related to the termination of the MedImmune Agreement.

During the three and six months ended June 30, 2025 and 2024, the Company did not record any expenses in connection with milestone payments due under the MedImmune Agreement.

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

Basic and diluted net income (loss) attributable to ordinary shareholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to ordinary shareholders	$17,832	$(3,908)	$26,371	$(21,612)
Denominator:
Weighted-average shares outstanding	73,438,530	71,004,640	73,041,920	70,818,831
Effect of dilutive securities
Options to purchase ordinary shares	3,504,516	—	3,105,795	—
Performance options to purchase ordinary shares	—	—	—	—
Unvested RSUs	924,675	—	780,562	—
Unvested PSUs	74,362	—	56,116	—
Weighted-average shares outstanding	77,942,082	71,004,640	76,984,393	70,818,831

Basic net income (loss) per share	$0.24	$(0.06)	$0.36	$(0.31)
Diluted net income (loss) per share	$0.23	$(0.06)	$0.34	$(0.31)

The Company’s unvested RSUs and PSUs have been excluded from the computation of basic net loss per share attributable to ordinary shareholders.

For the three and six months ended June 30, 2025 diluted earnings per share includes the assumed exercise of dilutive options, assumed exercise of dilutive PSOs for which the performance condition has been met, and the assumed issuance of ordinary shares for unvested RSUs and PSUs for which the market or performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee share options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s ordinary shares at the average market price during the period.

For the three and six months ended June 30, 2024 the Company’s potentially dilutive securities, which include options, unvested RSUs and unvested PSUs, have been excluded from the computation of diluted net loss per share attributable to ordinary shareholders as the effect would be to reduce the earnings per share (“EPS”) attributable to ordinary shareholders. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted EPS attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Share options to purchase ordinary shares	3,026,168	11,780,526	3,804,284	11,780,526
Performance share options to purchase ordinary shares	—	—	—	—
Unvested RSUs	62,701	2,328,169	512,753	2,328,169
Unvested PSUs	—	28,824	—	28,824
Total anti-dilutive shares	3,088,869	14,137,519	4,317,037	14,137,519

PSUs and PSOs that are outstanding and contain performance-based or market-based vesting criteria for which the performance or market conditions have not been met are excluded from the presentation of common stock equivalents outstanding in the table above.

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

The Company’s income tax rate for the three and six months ended June 30, 2025 is attributable to Kiniksa Switzerland’s, Kiniksa UK’s Swiss branch office’s, Kiniksa UK’s and Kiniksa US’s income or loss subject to taxation in each of their respective countries. Income tax provision for the three and six months ended June 30, 2025 was $5,045 and $12,071, respectively. The provision for income taxes is primarily driven by income earned in Switzerland, UK, United States and uncertain tax positions offset in part by tax benefits from Foreign Derived Intangible Income (“FDII”) deduction and United States federal and state research and development credits (“R&D Credits”).

Although Kiniksa Bermuda had no corporate income tax, the Company’s income tax rate for the three and six months ended June 30, 2024 was due to Kiniksa Switzerland’s, Kiniksa UK’s Swiss branch office’s, Kiniksa UK’s and Kiniksa US’s income or loss subject to taxation in each of their respective countries. Income tax provision for the three and six months ended June 30, 2024 was $6,212 and $9,640, respectively. The provision for income taxes is primarily driven by income earned in the UK, Switzerland and United States offset in part by tax benefits from FDII deduction and R&D Credits.

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

In January 2024, Kiniksa Bermuda transferred to Kiniksa Switzerland all rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and materials owned insofar as they related exclusively or primarily to abiprubart, mavrilimumab, KPL-387, KPL-1161 and certain preclinical assets. In June 2024, Kiniksa UK terminated its exclusive rights to develop and commercialize mavrilimumab in the Huadong Territory, with such rights reverting to Kiniksa Switzerland. Thereafter Kiniksa Switzerland held worldwide rights to develop and commercialize mavrilimumab until the MedImmune Agreement was terminated in May 2025. In October 2024, Kiniksa UK contributed all of its rights, title and interest in, among other things, certain contracts (including the Biogen Agreement), intellectual property rights, product filings and approvals and other information, plans and materials owned or controlled by Kiniksa UK insofar as they related exclusively or primarily to vixarelimab to Kiniksa Switzerland.

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

Manufacturing Commitments

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product (see Note 10). In June 2024, the Company entered into a Master Services Agreement and a Product Specific Agreement with Samsung as part of its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several contract development and manufacturing organizations to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of June 30, 2025, the Company had committed to minimum purchase commitments under all of these agreements totaling $161,555, of which $25,621 is due within one year.

The Company issued termination notices to CDMOs in February 2025 to terminate the clinical supply agreements for the production of abiprubart. During the six months ended June 30, 2025, the Company recorded and paid $2,500 in research and development expenses because of these terminations. During the three months ended June 30, 2025, the Company did not record any expenses in connection with these terminations. The Company does not expect to incur any additional expenses because of these terminations.

Performance Cash Awards

Beginning in the second quarter of 2025, the Company began granting cash awards (“Performance Cash Awards”) to certain eligible employees pursuant to the 2018 Plan, which were eligible to be received upon the achievement of certain specified development and regulatory milestones and that are subject to earnout percentages based upon the date of applicable milestone achievement. As of June 30, 2025, the Company estimates the future cash payments under such Performance Cash Awards to be $22,309 if the milestones are achieved. The Performance Cash Awards will be recognized when the applicable milestones are deemed probable of achievement with a cumulative catch-up and recognized over the remaining term.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2025 or December 31, 2024.

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

14. Segment Information and Geographic Data

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$156,797	$103,394	$294,582	$182,279
License and collaboration revenue	-	5,237	-	6,210
Total revenue	156,797	108,631	294,582	188,489
Operating expenses:
Cost of goods sold	18,603	12,322	36,471	22,905
Collaboration expenses	52,418	30,014	96,208	50,815
Direct research and development expenses by program:
ARCALYST	171	597	526	710
KPL-387	8,485	1,631	13,663	2,718
KPL-1161	370	100	470	100
Abiprubart	635	12,368	5,002	27,457
Vixarelimab	-	279	-	1,033
Mavrilimumab	-	155	120	378
Unallocated research and development expenses	9,092	8,887	18,297	17,955
Selling, general and administrative	46,863	42,395	90,393	81,077
Total operating expenses	136,637	108,748	261,150	205,148
Other income (1)	2,717	2,421	5,010	4,687
Income before income taxes	22,877	2,304	38,442	(11,972)
Provision for income taxes	(5,045)	(6,212)	(12,071)	(9,640)
Net income (loss)	$17,832	$(3,908)	$26,371	$(21,612)

Other significant noncash items:
Share-based compensation expense	$8,876	$7,363	$16,624	$14,569
Non-cash lease expense	924	836	1,759	1,615
Deferred income taxes	2,644	10,569	5,637	14,934

(1)	Includes interest income of $2,731 and $5,021 for the three and six months ended June 30, 2025, respectively. Includes interest income of $2,338 and $4,494 for the three and six months ended June 30, 2024, respectively.

The following table presents total revenue by geographic region of the customer for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
United States	$156,506	$108,495	$294,102	$187,318
United Kingdom	291	59	480	296
Rest of world	-	77	-	875
Total revenue	$156,797	$108,631	$294,582	$188,489

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

KPL-387 is an investigational, fully human immunoglobulin G2 monoclonal antibody that binds human interleukin-1 receptor 1 (“IL-1R1”), inhibiting IL-1α- and IL-1β-mediated signaling. KPL-387 is an independently developed asset that we believe has the potential to further advance recurrent pericarditis treatment options for patients by providing the added convenience of monthly subcutaneous dosing with a liquid formulation. In June 2024, we initiated a Phase 1 clinical trial of KPL-387 in normal healthy volunteers. In July 2025, we announced that the Phase 2 dose-focusing portion of the pivotal Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis had begun recruiting. We expect data from the Phase 2 portion of the trial in the second half of 2026.

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

Our ability to generate product revenue sufficient to sustain our organization will depend heavily on a number of factors, including the continued commercialization of ARCALYST, the development and eventual commercialization of one or more of our current or future product candidates, if approved, and the management of our costs consistent with our current operating plan. For the six months ended June 30, 2025, our net income was $26.4 million. As of June 30, 2025, we had an accumulated deficit of $494.8 million.

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $307.8 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

Components of Our Results of Operations

Product revenue, net

We have been generating product revenue from sales of ARCALYST since April 2021. ARCALYST is sold through a third party logistics provider that distributes primarily through a select network of specialty pharmacies (collectively, “customers”), which deliver the medication to patients by mail. ARCALYST is currently approved for sale only in the United States, and, therefore, we expect to derive substantially all of our product revenue from the United States for the foreseeable future.

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

Under the Huadong Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which included $12.0 million for the Huadong Territory license of ARCALYST and $10.0 million for the Huadong Territory license of mavrilimumab. In the fourth quarter of 2024, following the achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20.0 million, which was received in the first quarter of 2025. In addition, we will be eligible to receive additional contingent sales-based milestones payments related to ARCALYST. Huadong will also be obligated to pay us tiered percentage royalties ranging from the low-to-mid teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory. We recognized the $10.0 million related to the mavrilimumab license during the year ended December 31, 2022 and do not expect to recognize any additional license and collaboration revenue following the termination of the mavrilimumab Huadong Collaboration Agreement. We have recognized $0.2 million of revenue of the $32.0 million transaction price under the ARCALYST license agreement as of June 30, 2025, and will recognize the remaining revenue as materials are shipped.

We are party to a license agreement (the “Genentech License Agreement”) with Genentech, effective September 2022, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”).

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. Additionally, in 2023, we received a total of $35.0 million in additional payments from Genentech related to delivery of certain drug material to Genentech and Genentech’s achievement of a development milestone. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10.0 million, which was received in the first quarter of 2024. In the second quarter of 2024, we received $5.0 million following the achievement of a development milestone related to a third indication under the Genentech License Agreement. We will be eligible to receive up to a total of approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $570.0 million remains as of June 30, 2025. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country. In 2024, we completed our remaining obligations under the Genentech License Agreement and we have recognized as revenue all of the considerations received.

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

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. We are currently evaluating the impact of the new legislation on our operations.

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

In the second quarter of 2024, Kiniksa UK terminated its exclusive rights to develop and commercialize mavrilimumab in the Huadong Territory, with such rights reverting to Kiniksa Switzerland. Kiniksa Switzerland held worldwide rights to develop and commercialize mavrilimumab until the cancellation of the license agreement from MedImmune, effective in May 2025. In the fourth quarter of 2024, Kiniksa UK contributed all of its rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and materials owned or controlled by Kiniksa UK insofar as they related exclusively or primarily to vixarelimab to Kiniksa Switzerland. In connection with the termination of Kiniksa UK rights and the contribution, we revalued the assets at fair market value and did not incur any material tax liabilities.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Revenue:
Product revenue, net	$156,797	$103,394	$53,403
License and collaboration revenue	—	5,237	(5,237)
Total revenue	156,797	108,631	48,166
Costs and Operating expenses:
Cost of goods sold	18,603	12,322	6,281
Collaboration expenses	52,418	30,014	22,404
Research and development	18,753	24,017	(5,264)
Selling, general and administrative	46,863	42,395	4,468
Total operating expenses	136,637	108,748	27,889
Income (loss) from operations	20,160	(117)	20,277
Other income	2,717	2,421	296
Income before income taxes	22,877	2,304	20,573
Provision for income taxes	(5,045)	(6,212)	1,167
Net income (loss)	$17,832	$(3,908)	$21,740

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $156.8 million for the three months ended June 30, 2025, compared to $103.4 million for the three months ended June 30, 2024, an increase of $53.4 million. The increase in product revenue was primarily driven by an increase in patient enrollment.

License and Collaboration Revenue

We reported no license and collaboration revenue for the three months ended June 30, 2025. We reported $5.2 million of license and collaboration revenue for the three months ended June 30, 2024, driven by the achievement of a $5.0 million development milestone related to a third indication under the Genentech License Agreement.

Cost of Goods Sold

We recognized cost of goods sold of $18.6 million for the three months ended June 30, 2025, compared to $12.3 million for the three months ended June 30, 2024, an increase of $6.3 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST and unfavorable production variances. Cost of goods sold related to the technology transfer of the manufacturing process were $1.7 million for the three months ended June 30, 2025, compared to $2.8 million for the three months ended June 30, 2024, a decrease of $1.1 million.

Collaboration Expenses

Collaboration expenses were $52.4 million for the three months ended June 30, 2025, compared to $30.0 million for the three months ended June 30, 2024, an increase of $22.4 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST.

Research and Development Expenses

	Three Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
ARCALYST	$171	$597	$(426)
KPL-387	8,485	1,631	6,854
KPL-1161	370	100	270
Abiprubart	635	12,368	(11,733)
Vixarelimab	—	279	(279)
Mavrilimumab	—	155	(155)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	5,723	5,765	(42)
Other	3,369	3,122	247
Total research and development expenses	$18,753	$24,017	$(5,264)

Research and development expenses were $18.8 million for the three months ended June 30, 2025, compared to $24.0 million for the three months ended June 30, 2024, a decrease of $5.3 million.

Direct costs for our KPL-387 program were $8.5 million during the three months ended June 30, 2025, compared to $1.6 million during the three months ended June 30, 2024. The increase in expenses incurred primarily related to our Phase 1 clinical trial in normal healthy volunteers and the start-up of our Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis during the three months ended June 30, 2025, as compared to the manufacturing of clinical supply during the three months ended June 30, 2024.

Direct costs for our KPL-1161 program were $0.4 million for the three months ended June 30, 2025, compared to $0.1 million during the three months ended June 30, 2024. For the three months ended June 30, 2025 and 2024, expenses incurred primarily related to pre-clinical development.

The direct costs for our abiprubart program were $0.6 million during the three months ended June 30, 2025, compared to $12.4 million during the three months ended June 30, 2024, a decrease of $11.7 million. The decrease in expenses incurred primarily related to the close-out of our Phase 2b clinical trial in Sjögren’s Disease during the three months ended June 30, 2025, as compared to the manufacturing of clinical material, continuation of cohort four of our Phase 2 clinical trial in rheumatoid arthritis (“RA”) and start-up costs of our Phase 2b clinical trial in Sjögren’s Disease during the three months ended June 30, 2024.

Unallocated research and development expenses were $9.1 million and $8.9 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Personnel-related costs for the three months ended June 30, 2025 and 2024 included share-based compensation of $1.7 million and $1.5 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $46.9 million for the three months ended June 30, 2025, compared to $42.4 million for the three months ended June 30, 2024. The increase of $4.5 million was primarily due to an increase of $4.4 million in personnel-related costs largely attributable to an increase in headcount. Personnel-related costs for the three months ended June 30, 2025 and 2024 included share-based compensation of $6.6 million and $5.5 million, respectively.

Provision for Income Taxes

For the three months ended June 30, 2025, we recorded an income tax provision of $5.0 million relating primarily to income earned in the UK, Switzerland and the United States, net of the Foreign Derived Intangible Income

(“FDII”) deduction, benefits related to share-based compensation and United States federal and state research and development credits (“R&D Credits”). For the three months ended June 30, 2024, we recorded an income tax provision of $6.2 million relating primarily to income earned in the UK, Switzerland and the United States, net of the FDII deduction and R&D Credits.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
Revenue:
Product revenue, net	$294,582	$182,279	$112,303
License and collaboration revenue	—	6,210	(6,210)
Total revenue	294,582	188,489	106,093
Operating expenses:
Cost of goods sold	36,471	22,905	13,566
Collaboration expenses	96,208	50,815	45,393
Research and development	38,078	50,351	(12,273)
Selling, general and administrative	90,393	81,077	9,316
Total operating expenses	261,150	205,148	56,002
Income (loss) from operations	33,432	(16,659)	50,091
Other income	5,010	4,687	323
Income (loss) before income taxes	38,442	(11,972)	50,414
Provision for income taxes	(12,071)	(9,640)	(2,431)
Net income (loss)	$26,371	$(21,612)	$47,983

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $294.6 million for the six months ended June 30, 2025, compared to $182.3 million for the six months ended June 30, 2024, an increase of $112.3 million. The increase in product revenue was primarily driven by an increase in patient enrollment.

License and Collaboration Revenue

We reported no license and collaboration revenue for the six months ended June 30, 2025. We reported $6.2 million of license and collaboration revenue for the six months ended June 30, 2024, primarily driven by the achievement of a $5.0 million development milestone related to a third indication under the Genentech License Agreement and $0.7 million of products sold under the ARCALYST Huadong Collaboration Agreements

Cost of Goods Sold

We recognized cost of goods sold of $36.5 million for the six months ended June 30, 2025, compared to $22.9 million for the six months ended June 30, 2024, an increase of $13.6 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST and unfavorable production variances. Cost of goods sold related to the technology transfer of the manufacturing process were $3.9 million for the three months ended June 30, 2025, compared to $4.9 million for the three months ended June 30, 2024, a decrease of $1.0 million.

Collaboration Expenses

Collaboration expenses were $96.2 million for the six months ended June 30, 2025, compared to $50.8 million for the six months ended June 30, 2024, an increase of $45.4 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST.

Research and Development Expenses

	Six Months Ended
	June 30,
	2025	2024	Change

	(in thousands)
ARCALYST	$526	$710	$(184)
KPL-387	13,663	2,718	10,945
KPL-1161	470	100	370
Abiprubart	5,002	27,457	(22,455)
Vixarelimab	—	1,033	(1,033)
Mavrilimumab	120	378	(258)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	11,646	11,889	(243)
Other	6,651	6,066	585
Total research and development expenses	$38,078	$50,351	$(12,273)

Research and development expenses were $38.1 million for the six months ended June 30, 2025, compared to $50.4 million for the six months ended June 30, 2024, a decrease of $12.3 million.

Direct costs for our KPL-387 program were $13.7 million during the six months ended June 30, 2025, compared to $2.7 million during the six months ended June 30, 2024. The increase in expenses incurred primarily related to our Phase 1 clinical trial in normal healthy volunteers and the start-up of our Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis during the six months ended June 30, 2025, as compared to the manufacturing of clinical supply and our Phase 1 study in normal healthy volunteers during the six months ended June 30, 2024.

Direct costs for our KPL-1161 program were $0.5 million for the six months ended June 30, 2025, compared to $0.1 million during the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, expenses incurred primarily related to pre-clinical development.

The direct costs for our abiprubart program were $5.0 million during the six months ended June 30, 2025, compared to $27.5 million during the six months ended June 30, 2024, a decrease of $22.5 million. The decrease in expenses incurred primarily related to the close-out of our Phase 2b clinical trial in Sjögren’s Disease during the six months ended June 30, 2025, as compared to the manufacturing of clinical material, continuation of cohort four of our Phase 2 clinical trial in RA and start-up costs of our Phase 2b clinical trial in Sjögren’s Disease during the six months ended June 30, 2024.

Unallocated research and development expenses were $18.3 million for the six months ended June 30, 2025, compared to $18.0 million for the six months ended June 30, 2024. Personnel-related costs for the six months ended June 30, 2025 and 2024 included share-based compensation of $3.2 million and $3.0 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $90.4 million for the six months ended June 30, 2025, compared to $81.1 million for the six months ended June 30, 2024. The increase of $9.3 million was primarily due to an increase of $6.8 million in personnel-related costs largely attributable to an increase in headcount and an increase in sales and marketing costs of $3.4 million largely attributable to promotional activities. Personnel-related costs for the six months ended June 30, 2025 and 2024 included share-based compensation of $12.4 million and $10.9 million, respectively.

Provision for Income Taxes

For the six months ended June 30, 2025, we recorded an income tax provision of $12.1 million relating primarily to income earned in the UK, Switzerland and the U.S., net of the FDII deduction, benefits related to share-based compensation and R&D Credits utilized. For the six months ended June 30, 2024, we recorded an income tax provision of $9.6 million relating primarily to income earned in the UK, Switzerland and the United States, net of the FDII deduction and R&D Credits.

Liquidity and Capital Resources

As of June 30, 2025, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $307.8 million. Net income (loss) was $26.4 million and ($21.6) million for the six months ended June 30, 2025 and 2024, respectively. We expect our cash balance and our expected cash inflows from operations to allow us to meet our current operating plan.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have committed to minimum payments to Regeneron of $14.2 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $11.9 million, of which $4.1 million are due within one year. In connection with our ongoing technology transfer of ARCALYST drug substance manufacturing, we have entered into a Master Services Agreement and a Product Specific Agreement with Samsung. Our commitments under such agreements, which include the purchase of raw materials and related service fees, will obligate us to minimum payments of $136.7 million, $0.7 million of which are due within one year. As of June 30, 2025, we have capitalized $18.4 million of production cost into inventory as semi-finished goods related to drug substance manufactured at Samsung. We have additionally entered into agreements with several CDMOs to provide us with preclinical and clinical trial materials for our non-ARCALYST assets, which obligate us to minimum payments of $10.7 million all of which are due within one year. We have long-term incentive plans for our employees that may result in cash award payments of $22.3 million, based upon the achievement of certain regulatory milestones, none of which are expected to be achieved in the next year.

Under various agreements with third parties, we are entitled to receive upfront payments, milestone payments, and royalties, each based upon specified milestones. In 2024, we received $15.0 million in development milestone payments from Genentech related to a second and third indication under the Genentech License Agreement. In 2025, we received a $20.0 million milestone payment related to Huadong’s achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement.

These agreements impact our short-term and long-term liquidity and capital needs.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$50,414	$9,155
Net cash provided by (used in) investing activities	(55,424)	(21,273)
Net cash provided by financing activities	13,466	3,435
Net increase (decrease) in cash and cash equivalents	$8,456	$(8,683)

Operating Activities

Net cash provided by operations was $50.4 million and $9.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase in cash provided by operating activities is primarily due to an increase in net contribution from higher ARCALYST sales and an increase in cash received from licensing agreements of $5.0 million.

Investing Activities

Net cash used in investing activities was $55.4 million and $21.3 million for the six months ended June 30, 2025 and 2024, respectively. The increase in net cash used in investing activities was driven by managing our cash and short-term investment portfolio mix.

Financing Activities

During the six months ended June 30, 2025 and 2024, net cash provided by financing activities was $13.5 million and $3.4 million, respectively, consisting of proceeds from the exercise of share options offset by payments in connection with ordinary shares tendered for employee tax obligations.

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
●conduct new and ongoing research and pre-clinical and clinical development of our product candidates, including our Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis, our ongoing Phase 1 clinical trial of KPL-387 in normal healthy volunteers and our pre-clinical investigations of KPL-1161;
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the three months ended June 30, 2025 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of the Annual Report.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on a select network of third party specialty pharmacies to distribute ARCALYST in the United States, which is the only country where it is currently approved for sale. We expect to use a similar strategy for our current and future product candidates, if approved. We rely on such specialty pharmacies to effectively distribute products in a timely manner, provide certain patient support services, manage prescription intake, collect accurate patient and inventory data and collect payments from payors. While we have entered into agreements with each of these specialty pharmacies, they may not perform as agreed, our strategic priorities may change or they may terminate their agreements with us. Further, an inability of our specialty pharmacies to meet our patients’ needs may lead to reputational harm or patient loss. In the event that such network fails to properly meet our or our patients’ needs, we may need to partner with other specialty pharmacies to replace or supplement our current network and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. In addition, there is a risk that patients may discontinue or suspend their ARCALYST treatment in the process of transitioning between specialty pharmacies, and it may take time to re-integrate such patients into our network, if at all. In such an event, our business, results of operations, financial condition and prospects may be materially affected.

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

Governmental authorities, private health insurers and other third party payors have attempted to control costs through a number of efforts, including by delaying the time to reimbursement; by restricting the breadth of coverage; implementing utilization management controls such as requiring prior authorization; limiting the amount of reimbursement for a particular product; restricting the prices that manufacturers may charge for their products and increasing the proportion of the cost for which the patient is responsible. Future government action to control costs is likely. See “Risk Factors – General Risk Factors – Current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations.” There may be significant delays in obtaining reimbursement for newly approved products or product indications, coverage may be limited to a subset of the patient population for which the treatment is approved by the FDA or similar regulatory authorities outside the United States including health technology assessment bodies in the European Union (the “EU”) and UK, and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used.

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

In addition, President Trump, through an Executive Order, has directed government agencies and officials to take action to implement “most-favored nation” pricing for American purchasers. See “Risk Factors – General Risk Factors – Current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations.” The scope and nature of such actions remain unclear but any future required compliance with such order could impede our ability to establish price increases with certain payors and purchasers.

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

The incidence and prevalence for target patient populations of our products or product candidates have not been established with precision. If the market opportunities for our products and product candidates are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of our targeted patient population, our revenue and ability to sustain profitability may be materially adversely affected.

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

The total addressable market for ARCALYST and any other of our current or future product candidates, if approved, will ultimately depend upon, among other things, the diagnostic criteria and applicable patient population included in the final label for the product or product candidate approved for sale for its indication; the efficacy, safety and tolerability demonstrated by the product candidate in our clinical trials; acceptance by the medical community; and patients, pricing, access and reimbursement. The number of addressable patients in the United States, the country where substantially all ARCALYST sales occur, and other major markets outside of the United States may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because the potential target populations are small for many of our approved and targeted indications, we may never achieve significant and sustained profitability.

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

We are currently authorized to market ARCALYST, our sole product, only in the United States, where we derive substantially all of our revenue. Our future growth may depend, in part, on our ability to commercialize our current and future products in markets outside of the United States either on our own or through collaborations with third parties.

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
●exposure to increased regulatory risk, including those arising under the United States Foreign Corrupt Practices Act (the “FCPA”), the UK Economic Crime and Corporate Transparency Act 2023 or similar foreign regulations;
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

The pharmaceutical manufacturing process is highly regulated. Manufacturers and their facilities are required to comply with extensive requirements of regulatory authorities, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices (“cGMP”) or similar foreign regulations. Before approving a BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve a product unless it determines that the manufacturing processes and facilities comply with cGMP requirements and are adequate to ensure consistent production of the product within required specifications. After approval, the FDA conducts periodic inspections of manufacturing facilities. Accordingly, we and our CDMOs and others with which we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. In addition, to the extent that regulatory and policy changes implemented by the current presidential administration cause reductions in the FDA’s workforce or budget, or other disruptions that affect the FDA’s ability to exercise its regulatory authority, the ability of the FDA to conduct its pre- or post-approval inspections of the manufacturing facilities on which we rely may be impacted, which could delay or limit the ability of the FDA to provide the approvals necessary for the manufacture and/or sale of our current and future products and product candidates.

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

In addition, the development of our marketing and sales capabilities has required, and will continue to require, significant financial and management resources. Our direct sales and marketing efforts may not be successful or may be limited by future government policies or initiatives. For example, the current Secretary of the Department of Health & Human Services has expressed interest in banning direct-to-consumer advertising for prescription drugs. Several bills have been introduced in the current Congress that are aimed at reducing or eliminating direct-to-consumer prescription drug advertising across all media platforms. Although a ban on direct-to-consumer advertising would require legislative action, the FDA may implement regulatory or policy changes that materially limit our ability and that of our third party contractors to promote our products to consumers, which could materially impact our business. The current FDA Commissioner has indicated that the agency is closely reviewing direct-to-consumer prescription drug advertisements to ensure that they comply with the FDA’s requirements.

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
●the cost of clinical trials, including the cost to manufacture product candidates or acquire important ancillary products, being greater than we anticipate;
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

Delays in the commencement or completion of our planned and ongoing clinical trials have occurred and may occur in the future. Consequences of delays have increased and may in the future increase our costs of developing our product candidates, slow down the development and approval of our product candidates, delay or jeopardize our ability to commence product sales and generate revenue, if any, from our product candidates and harm their commercial prospects. In addition, many of the factors that cause, or lead to, difficulties and delays in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or us deciding to modify or cease development of our product candidates.

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

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in legislation, regulation or policy governing the development, approval and marketing of biological products may cause delays in our plans for submitting marketing applications and obtaining approvals for such applications, or we may be unable to obtain marketing approvals. For instance, comprehensive proposals have been made for the complete overhaul of the existing EU pharmaceutical legislation, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising eligibility for expedited pathways, etc.) was published in April 2023. The proposed revisions received a positive first reading of the European Parliament and in June 2025, the European Council adopted its position on the legislative proposal. Following such adoption, negotiations will take place between the European Parliament and the European Council for the final legislative text to be agreed through the so-called “co-decision” legislative process. It is unlikely that the new law will be adopted through the EU legislative process before 2026. When adopted, the new law may have a significant impact on the biopharmaceutical industry in the long-term.

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

We face substantial uncertainty regarding the potential for changes in the regulatory environment in the United States following the change in presidential administration in January 2025. While many of the current administration’s policies have been focused on deregulation, the new administration and federal government could adopt legislation, regulation or policies that adversely affect our business, including by making it more difficult to continue to market ARCALYST or by creating a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory or policy changes regarding the standards for approving biologic products that we may be unable to satisfy or changes regarding the marketing of approved biologics that may limit or prohibit the advertising and promotion of ARCALYST and, if approved, our current or future product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

The current administration has also undertaken significant efforts to reduce the size and spending of the federal government, including at the FDA. A significant reduction in the FDA’s workforce or the FDA’s budget, or other disruptions at the FDA, could materially impact the FDA’s ability to engage in a variety of activities that may affect our business, including routine regulatory and oversight activities. The current administration has substantially reduced the FDA’s workforce and may make further reductions, which may lead to disruptions and delays in the FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development programs. Additionally, although it has been reported that there have not been reductions in workforce in the review or inspection divisions, any such reductions could extend review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Any of these actions may delay or limit our ability to obtain FDA approval and commercialize our product candidates, including our ability to obtain regulatory approval for the technology transfer of ARCALYST drug substance manufacturing to Samsung.

Furthermore, the current administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs.

For additional discussion on risks related to the current administration’s policy agenda, see “Risk Factors – General Risk Factors – Current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations.”

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

ARCALYST

We are not aware of any other FDA-approved therapies for recurrent pericarditis, but we are aware of several competitors developing treatments for this indication. CardiolRx is an oral cannabidiol being developed by Cardiol Therapeutics in a Phase 3 clinical trial, targeting patients who are discontinuing treatment with an IL-1 blocker. R-Pharm International is developing goflikicept, which inhibits IL-1α/IL-1β-induced signaling. This drug is approved and marketed in Russia but with no currently active trial in the United States. Ventyx Biosciences is developing VTX2735, which is designed to inhibit the NLRP3 inflammasome, an intracellular sensor of a broad range of danger signals, that leads to the release of IL-1β and IL-18. In addition to their development program in CAPS, Ventyx Biosciences is conducting a Phase 2 trial of VTX2735 in recurrent pericarditis, which began in January 2025. Monte Rosa Therapeutics is developing MRT-8102 and has announced plans to conduct Phase 1 proof-of-concept studies in individuals with high levels of C-reactive protein and in individuals with cardio-immunology indications, such as pericarditis, among other prospective indications.

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
●conduct new and ongoing research and pre-clinical and clinical development of our product candidates, including our Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis, our ongoing Phase 1 clinical trial of KPL-387 in normal healthy volunteers and our pre-clinical investigations of KPL-1161;
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

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase our costs for complying with the laws and regulations governing the MDRP and other governmental programs, and under the MDRP could result in an overage or undercharge in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. The Centers for Medicare & Medicaid Services could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B, if applicable, for our covered outpatient drugs. Pursuant to the Inflation Reduction Act of 2022 (the “IRA”), the AMP figures we report will also be used to compute rebates under Medicare Part D triggered by price increases that outpace inflation. We cannot assure you that our submissions will not be found to be incomplete or incorrect.

Current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations.

In the United States, the UK, the EU and other jurisdictions, there have been and we expect there will continue to be a number of executive, legislative and regulatory initiatives and proposed changes to the healthcare system generally, and drug pricing and reimbursement policies particularly, that could affect our operations.

Under the current United States presidential administration, there have been significant and wide-ranging reforms to federal policy and the federal government. In particular, as in recent preceding presidential administrations, drug pricing and reimbursement reform have been a particular area of focus. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the Inflation Reduction Act of 2022; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. As another example, in May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. Many of these reform initiatives will require additional legal and/or administrative action to implement.

Other healthcare reform efforts or other actions under the current presidential administration may adversely affect the development of new drug therapies, access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that recent restrictions in Medicaid eligibility and reductions in funding would increase the number of uninsured Americans by millions. In addition, Congress passed legislation expanding the orphan drug exclusion in the Medicare drug price negotiation program. As another example, reductions in the workforce at healthcare agencies may potentially limit or delay agency action, including action related to regulation on the development and marketing of drug products or the coverage and reimbursement of drug products.

The nature and extent of future healthcare reforms cannot be predicted. There is ongoing uncertainty regarding the nature or impact of any healthcare reform implemented by the current presidential administration through executive or administrative action or by Congress and the extent to which such actions may be subject to litigation or other challenges. As a result, there can be no assurance that the reform will not have a significant adverse impact on our business.

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

Our information technology systems, or those of our third party CDMOs, CROs, specialty pharmacies, third party logistics providers and other contractors, consultants and service providers, may fail or suffer cyberattacks or security incidents, which could result in a material disruption of our or such third party’s business or operations, impede our development programs for our product candidates or materially impact our ability to commercialize our products.

Despite the implementation of security measures, our information technology systems and those of our third party CDMOs, CROs, specialty pharmacies, third party logistics providers and other contractors, consultants and service providers are vulnerable to attack, damage or interruption from viruses and malware (e.g., ransomware), malicious code, theft, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Technologies such as artificial intelligence and machine learning are additionally being used to create more sophisticated attacks on targets, including targeted social engineering attempts. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees, such as our commercial field force, who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Employees may also fail to comply with our cybersecurity protocols, exposing us to vulnerabilities despite our safeguards. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, because we have outsourced elements of our information technology infrastructure to vendors, such vendors may or could have access to our confidential information. A cyberattack at a CDMO, CRO, contractor, consultant, service provider or other third party with which we engage may increase our exposure by allowing criminals to exploit our relationship with such persons. Such security incidents may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or cyberattacks due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any current or past significant system failure, accident or security incident that has materially affected or would be reasonably likely to materially affect us, including our business strategy, results of operations or financial condition to date, if such an event were to occur and cause interruptions in our business and operations or those of our third party CDMOs, CROs, specialty pharmacies, third party logistics providers and other contractors, consultants and service providers, the costs associated with the investigation, remediation and potential notification of a cyberattack to counter-parties and data subjects could be material. A cyberattack could result in a material disruption of our or such third party’s business or operations. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident results in a loss of or damage to our data or applications or inappropriate disclosure or theft of confidential or proprietary information, the further development of our product candidates could be delayed. Further disruptions to our or our third party providers’ infrastructure may inhibit our ability to commercialize ARCALYST through, among other things, interruptions in our logistics fulfillment, loss of patient and prescriber information, interruptions in our ability to communicate with the third party providers upon which we rely and impairments in our ability to service our patients and address their concerns. Any of these events could adversely impact our business and ability to generate product revenue. Although we maintain cybersecurity insurance coverage, it may not be adequate to cover all liabilities that we may incur from cyberattacks or security incidents and is subject to deductibles and coverage limitations.

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

Changes to United States trade policy, including tariffs imposed by the United States on imported goods, as well as reciprocal tariffs that may be imposed by foreign governments, may adversely affect our business and the global macroeconomic environment. In April 2025, the current presidential administration announced that the United States would impose baseline tariffs on all other countries and individualized reciprocal higher tariffs on countries with which the United States has purportedly high trade deficits, including South Korea. In addition, the administration has initiated or is considering imposing tariffs on certain types of foreign goods, and has announced plans to impose tariffs on pharmaceuticals, including pharmaceutical products and components manufactured outside of the United States. Such tariffs are currently paused; however, if enacted, they are expected to dramatically increase the price of goods imported into the United States, including pharmaceutical products and important products that are ancillary to the administration, processing or testing of pharmaceutical products. While we plan to conduct fill-finish and packaging for ARCALYST in the United States following the technology transfer of drug substance manufacturing to Samsung, we expect to import drug substance from South Korea into the United States following such date.

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

Each Class A ordinary share is entitled to one vote per Class A ordinary share and each Class B ordinary share is entitled to ten votes per Class B ordinary share. Our Class A1 ordinary shares and Class B1 ordinary shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A ordinary shares and Class B ordinary shares. As a result of the multi-class voting structure of our ordinary shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our ordinary shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of June 30, 2025, the holders of Class A ordinary shares accounted for approximately 71% of our aggregate voting power and the holders of Class B ordinary shares accounted for approximately 29% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A ordinary shares and Class B ordinary shares representing approximately 26% of our aggregate voting power as of June 30, 2025 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B ordinary shares, Class A1 ordinary shares or Class B1 ordinary shares as set forth in our articles of association. For example, as of June 30, 2025, entities affiliated with certain members of our directors could convert their Class A1 ordinary shares and Class B1 ordinary shares upon 61-days’ prior written notice into Class A ordinary shares and Class B ordinary shares, respectively, which in the aggregate would result in such entities holding approximately 75% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 ordinary shares and our Class B1 ordinary shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A ordinary shares.

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
●regulatory, economic, political or legal developments in the United States and other countries;
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
●general economic, industry and market conditions, including war, pandemics or other outbreaks of disease and rising inflation rates;
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

A significant number of our Class A ordinary shares are issuable upon conversion of our Class B, Class A1, and Class B1 ordinary shares, subject to certain limitations on conversion. As of June 30, 2025, approximately 2.0 million Class A ordinary shares directly held by our executive officers and directors, inclusive of Class A ordinary shares issuable upon conversion of our Class B, Class A1, and Class B1 ordinary shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and such rule, Rule 144. In addition, as of June 30, 2025, there were approximately 13.9 million Class A ordinary shares subject to outstanding share options, PSOs, RSUs and PSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

A majority of our ordinary shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of June 30, 2025, on an as-converted to Class A ordinary shares basis, these shareholders collectively held approximately 33.9 million of our Class A ordinary shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their ordinary shares (after certain restrictions on conversion or resale lapse), the market price of our Class A ordinary shares could decline.

Pursuant to our amended and restated investor rights agreement (our “Investors Rights Agreement”), certain shareholders are entitled to certain registration rights with respect our Class A ordinary shares, including Class A ordinary shares issuable upon conversions of our Class B, Class A1, and Class B1 ordinary shares and upon the exercise of certain rights to acquire Class A ordinary shares, or collectively registerable securities, under the Securities Act. As of June 30, 2025, on an as-converted to Class A ordinary shares basis, we have registered approximately 31.8 million Class A ordinary shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the Investors Rights Agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A ordinary shares basis, approximately 1.7 million Class A ordinary shares held by certain of our executive officers as of June 30, 2025. If any of these Class A ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A ordinary shares could decline.

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

Prior to the Redomiciliation, our principal holding company was incorporated in Bermuda. Under Bermuda law, a company’s directors may issue, without shareholder approval, any authorized but unissued common shares. English law allows our shareholders to authorize the allotment of share capital which can be issued by our board of directors without further shareholder approval, but this authorization must be approved by our shareholders via an ordinary resolution from time to time (i.e., approval from shareholders holding more than 50% of the voting rights), with such authority capable of applying in respect of any period specified in such resolution up to a maximum of five years. At our annual meeting of shareholders in June 2025, our shareholders authorized us to issue new ordinary or preferred shares (up to a maximum of 35% of our outstanding shares on the record date for our 2025 annual meeting) for a period of five years from the date of our 2025 annual meeting. However, there is no guarantee that any subsequent authorizations will be approved. In the event that we do not receive such authorization, we would face significant impediments to our business and operations as we would be unable to use equity as consideration in business development deals or honor our outstanding employee equity awards without seeking shareholder approval in each case. Such a scenario would materially harm our business due to the administrative and financial costs related thereto.

Additionally, subject to specified exceptions, English law grants statutory preemptive rights to existing shareholders to subscribe for new issuances of shares for cash. English law requires that this opt-out must be renewed by the shareholders at least every five years, and we cannot guarantee that the opt-out of preemptive rights will always be approved. A waiver of pre-emption rights under English law requires approval of the shareholders holding at least 75% of the voting rights in an English company. At our annual meeting of shareholders in June 2025, our shareholders voted to approve such a waiver for a period of five years from the date of our 2025 annual meeting. If, in the future, we do not receive such a waiver, this would cause a material adverse effect due to the administrative and financial costs related thereto, as a waiver of preemption rights would need to be sought from shareholders in respect of each new issuance of shares, including each instance that an employee would seek to exercise their share options.

While both the general authority to allot and waiver of pre-emption rights could be approved on an annual (or multi-year) basis by shareholders at the annual general meeting, it cannot be guaranteed.

The rights afforded to our shareholders are governed by English law. Not all rights available to shareholders under United States law will be available to holders of our ordinary shares.

Our parent company is organized under the laws of England and Wales. The rights of holders of our ordinary shares are governed by English law and our articles of association, and these may not provide the same rights as shares offered by American companies.

In addition, English law may be subject to change in the future in ways that are disadvantageous to United States-based shareholders, which could adversely affect the rights of our investors. Rights afforded to shareholders under English law differ in certain respects from the rights of shareholders in companies incorporated in the United States. In particular, English law currently significantly limits the circumstances in which the shareholders of English companies may bring derivative actions (i.e., legal actions brought by a shareholder on behalf of a company against a third party). Under English law, in most cases, only Kiniksa International may be the proper plaintiff for the purposes of maintaining proceedings in respect of wrongful acts committed against it and, generally, neither an individual shareholder, nor any group of shareholders, has any right of action in such circumstances. In addition, English law does not afford appraisal rights to dissenting shareholders in the form typically available to shareholders in an American company.

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

We completed an analysis of the Company’s and its subsidiaries sources of income and character of their assets for United States federal income tax purposes and determined that neither the Company nor any of its subsidiaries would be classified as a PFIC for the taxable year ending December 31, 2024. Although we believe that we were not a PFIC for 2024 and do not expect to become a PFIC in 2025, there can be no guarantee that we, or our subsidiaries, will not be treated as a PFIC for any taxable period. In this regard, the determination of PFIC classification is not made until after the close of the year and it depends on the amount and character of our annual income and assets, which in turn can depend on the interpretation of regulations and authorities, the application of which can be unclear. A non-United States company will generally be considered as a PFIC for any taxable year if (i) at least 75% of its gross income is passive (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we, or our subsidiaries, are classified as a PFIC in any year with respect to which a beneficial owner of our Class A ordinary shares who is (a) an individual who is a citizen of the United States, (b) a corporation organized under the laws of the United States or any state, district or territory thereof, (c) an estate taxable with income subject to United States federal income tax or (d) certain trusts (each, a “United States Holder”) owns our Class A ordinary shares, we will continue to be treated as a PFIC with respect to such United States Holder in all succeeding years during which the United States Holder owns the Class A ordinary shares, regardless of whether we continue to meet the PFIC test described above, unless we cease to be a PFIC and the United States Holder made a “qualified electing fund” election or “mark-to-market” election for (a) the first taxable year the United States Holder was treated as owning our shares while we were a PFIC or (b) for the taxable year in which we were a PFIC and the United States Holder made a “deemed sale” election or was qualified to and made a “deemed dividend” election.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements

The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as such terms are defined under Item 408 of Regulation S-K) adopted, amended or terminated by our directors and officers during the three months ended June 30, 2025:

E
Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non Rule 10b5-1	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
Sanj K. Patel	CEO and Chairman of the Board	Adoption	May 7, 2025	X		October 19, 2026	355,590(2)
Michael R. Megna	SVP, Finance and Chief Accounting Officer	Adoption	May 24, 2025	X		September 15, 2026	36,145(3)

(1)	A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement or as otherwise provided in the trading arrangement.
(2)	This figure includes a number of securities covered by a currently active plan and, therefore, may be less at the time that this plan goes into effect.
(3)	Includes Class A ordinary shares to be received upon the vesting of outstanding RSUs. The final amount of shares available for sale will be lower due to our net vesting policy for employee RSUs.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1#†	KPL-387 Long-Term Incentive Plan for Executive Officers	8-K	001-38492	10.1	4/23/2025

10.2#	Form of Milestone 1 Cash Award Grant Notice and Agreement under the KPL-387 Long-Term Incentive Plan	8-K	001-38492	10.2	4/23/2025

10.3#	Form of Milestone 2 Cash Award Grant Notice and Agreement under the KPL-387 Long-Term Incentive Plan	8-K	001-38492	10.3	4/23/2025

10.4#	Form of Milestone 1 PSU Award Grant Notice and Agreement under the KPL-387 Long-Term Incentive Plan	8-K	001-38492	10.4	4/23/2025

10.5#	Form of Milestone 2 PSU Award Grant Notice and Agreement under the KPL-387 Long-Term Incentive Plan	8-K	001-38492	10.5	4/23/2025

10.6#	Form of Milestone 1 Option Award Grant Notice and Agreement under the KPL-387 Long-Term Incentive Plan	8-K	001-38492	10.6	4/23/2025

10.7#	Form of Milestone 2 Option Award Grant Notice and Agreement under the KPL-387 Long-Term Incentive Plan	8-K	001-38492	10.7	4/23/2025

10.8#	Consulting Agreement by and between Kiniksa Pharmaceuticals International, plc and Dr. Richard Levy					*

10.9#	2018 Incentive Award Plan and forms of award agreements thereunder, as amended					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

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

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

Date: July 29, 2025	By:	/s/ Mark Ragosa
Mark Ragosa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)