Form 10-Q
period 2025-09-30
Kiniksa Pharmaceuticals International, plc
filed 2025-10-28
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 24, 2025, there were 75,795,759 ordinary shares outstanding in aggregate, comprised of:

45,161,019 Class A ordinary shares, nominal value $0.000273235 per share

1,795,158 Class B ordinary shares, nominal value $0.000273235 per share

12,781,964 Class A1 ordinary shares, nominal value $0.000273235 per share

16,057,618 Class B1 ordinary shares, nominal value $0.000273235 per share

Kiniksa Pharmaceuticals International, plc

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Quarterly Report entitled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report. These forward-looking statements are subject to numerous risks and uncertainties, including, without limitation, the following:

●	our continued ability to commercialize ARCALYST® (rilonacept) and to develop and commercialize our current and future product candidates, if approved;
●	competitive and potentially competitive products and technologies;
●	our ability to source sufficient quantities of our products and product candidates to meet patient and partner demand at acceptable cost and quality specifications;
●	our ability to successfully complete the technology transfer of the manufacturing process for ARCALYST drug substance;
●	prescriber awareness and adoption of our products and product candidates, if approved;
●	the size of the market for our products and product candidates, if approved;
●	the decision of third party payors not to cover or maintain coverage of or to establish burdensome requirements prior to covering or maintaining coverage of ARCALYST or any of our current or future product candidates, if approved;
●	the lengthy and expensive clinical development process with its uncertain outcomes and potential for clinical failure or delay;

●	the decision by any applicable regulatory authority to permit clinical development of, to grant regulatory exclusivity for and to approve marketing and sale of our current and future product candidates;
●	our ability to anticipate and prevent adverse events caused by our products and product candidates;
●	our ability to identify, in-license, acquire, discover or develop additional product candidates;
●	our ability to undertake and execute on business combinations, out-licensing activities, collaborations or other strategic transactions and our ability to realize value therefrom;
●	potential product liability claims;
●	changes to federal, state and foreign regulatory requirements applicable to our products and product candidates;
●	the impact of current and future healthcare reforms, including those affecting the delivery of, payment for, or marketing of healthcare products and services;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights related to our products and product candidates;
●	incurring losses in the future, potentially requiring us to raise additional funds;
●	general economic, industry and market uncertainty, including due to tariff policy and geopolitical tensions; and
●	our ability to attract and retain skilled personnel.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$174,858	$183,581
Short-term investments	177,244	60,046
Accounts receivable, net	51,742	41,724
Inventory	41,396	26,364
Prepaid expenses and other current assets	30,290	20,084
Total current assets	475,530	331,799
Property and equipment, net	1,655	662
Operating lease right-of-use assets	10,073	10,376
Other long-term assets	8,288	10,315
Intangible asset, net	15,500	16,250
Deferred tax assets	201,287	211,151
Total assets	$712,333	$580,553

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,150	$2,039
Accrued collaboration expenses	63,282	48,157
Accrued expenses	30,941	32,355
Operating lease liabilities	2,696	1,993
Other current liabilities	20,523	16,077
Total current liabilities	123,592	100,621
Non-current liabilities:
Non-current deferred revenue	31,811	31,811
Non-current operating lease liabilities	7,022	7,862
Other long-term liabilities	14,525	1,823
Total liabilities	176,950	142,117
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A ordinary shares, nominal value of $0.000273235 per share; 44,789,913 shares and 41,881,319 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	12	11
Class B ordinary shares, nominal value of $0.000273235 per share; 1,795,158 shares issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Class A1 ordinary shares, nominal value of $0.000273235 per share; 12,781,964 shares issued and outstanding as of September 30, 2025 and December 31, 2024	4	4
Class B1 ordinary shares, $0.000273235 nominal value; 16,057,618 shares issued and outstanding as of September 30, 2025 and December 31, 2024	4	4
Additional paid-in capital	1,011,854	959,722
Accumulated other comprehensive loss	(155)	(163)
Accumulated deficit	(476,337)	(521,143)
Total shareholders’ equity	535,383	438,436
Total liabilities and shareholders’ equity	$712,333	$580,553

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$180,855	$112,214	$475,437	$294,493
License and collaboration revenue	—	—	—	6,210
Total revenue	180,855	112,214	475,437	300,703
Costs and operating expenses:
Cost of goods sold	20,257	20,109	56,728	43,014
Collaboration expenses	63,307	29,307	159,515	80,122
Research and development	24,166	26,057	62,244	76,408
Selling, general and administrative	49,104	46,399	139,497	127,476
Total operating expenses	156,834	121,872	417,984	327,020
Income (loss) from operations	24,021	(9,658)	57,453	(26,317)
Other income	3,136	2,457	8,146	7,144
Income (loss) before income taxes	27,157	(7,201)	65,599	(19,173)
Provision for income taxes	(8,722)	(5,492)	(20,793)	(15,132)
Net income (loss)	$18,435	$(12,693)	$44,806	$(34,305)
Net income (loss) per share attributable to ordinary shareholders—basic	$0.25	$(0.18)	$0.61	$(0.48)
Net income (loss) per share attributable to ordinary shareholders—diluted	$0.23	$(0.18)	$0.57	$(0.48)
Weighted average ordinary shares outstanding—basic	74,714,846	71,726,685	73,605,690	71,123,658
Weighted average ordinary shares outstanding—diluted	80,035,400	71,726,685	78,027,370	71,123,658
Comprehensive income (loss)
Net income (loss)	$18,435	$(12,693)	$44,806	$(34,305)
Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	(102)	89	8	(47)
Total other comprehensive income (loss)	(102)	89	8	(47)
Total comprehensive income (loss)	$18,333	$(12,604)	$44,814	$(34,352)

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	72,516,059	$20	$959,722	$(163)	$(521,143)	$438,436
Issuance of Class A ordinary shares under incentive award plans	281,273	—	2,768	—	—	2,768
Share-based compensation expense	—	—	7,748	—	—	7,748
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(2)	—	(2)
Net income	—	—	—	—	8,539	8,539
Balances at March 31, 2025	72,797,332	$20	$970,238	$(165)	$(512,604)	$457,489
Issuance of Class A ordinary shares under incentive award plans	1,235,031	1	10,697	—	—	10,698
Share-based compensation expense	—	—	8,876	—	—	8,876
Unrealized gain on short-term investments and currency translation adjustments, net of tax	—	—	—	112	—	112
Net income	—	—	—	—	17,832	17,832
Balances at June 30, 2025	74,032,363	$21	$989,811	$(53)	$(494,772)	$495,007
Issuance of Class A ordinary shares under incentive award plans	1,392,290	—	11,899	—	—	11,899
Share-based compensation expense	—	—	10,144	—	—	10,144
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(102)	—	(102)
Net income	—	—	—	—	18,435	18,435
Balances at September 30, 2025	75,424,653	$21	$1,011,854	$(155)	$(476,337)	$535,383

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	70,460,617	$20	$916,763	$6	$(477,950)	$438,839
Issuance of Class A ordinary shares under incentive award plans	358,479	—	3,613	—	—	3,613
Share-based compensation expense	—	—	7,206	—	—	7,206
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(17,704)	(17,704)
Balances at March 31, 2024	70,819,096	$20	$927,582	$(53)	$(495,654)	$431,895
Issuance of Class A ordinary shares under incentive award plans	263,182	—	(178)	—	—	(178)
Share-based compensation expense	—	—	7,363	—	—	7,363
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(3,908)	(3,908)
Balances at June 30, 2024	71,082,278	$20	$934,767	$(130)	$(499,562)	$435,095
Issuance of Class A ordinary shares under incentive award plans	1,075,911	—	6,689	—	—	6,689
Share-based compensation expense	—	—	7,826	—	—	7,826
Unrealized gain on short-term investments and currency translation adjustments, net of tax	—	—	—	89	—	89
Net loss	—	—	—	—	(12,693)	(12,693)
Balances at September 30, 2024	72,158,189	$20	$949,282	$(41)	$(512,255)	$437,006

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$44,806	$(34,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	1,087	1,295
Share-based compensation expense	26,768	22,395
Non-cash lease expense	2,703	2,369
Net amortization of premiums and accretion of discounts on short-term investments	14	(378)
Net gain on disposal of property and equipment	(67)	(24)
Deferred income taxes	9,864	11,295
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,165)	(16,509)
Accounts receivable, net	(10,018)	(3,622)
Inventory	(15,032)	2,442
Other long-term assets	1,832	(7,211)
Accounts payable	4,264	(22)
Accrued expenses, accrued collaboration expenses and other current liabilities	17,870	32,736
Operating lease liabilities	(2,537)	(3,196)
Deferred revenue	—	(450)
Other long-term liabilities	12,702	104
Net cash provided by operating activities	84,091	6,919
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	25
Purchases of property and equipment	(935)	(84)
Purchases of short-term investments	(275,953)	(180,020)
Proceeds from the maturities of short-term investments	158,709	152,458
Net cash used in investing activities	(118,179)	(27,621)
Cash flows from financing activities:
Proceeds from issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	32,177	14,530
Payments in connection with ordinary shares tendered for employee tax obligations	(6,812)	(4,406)
Net cash provided by financing activities	25,365	10,124
Net decrease in cash and cash equivalents	(8,723)	(10,578)
Cash and cash equivalents at beginning of period	183,581	107,954
Cash and cash equivalents at end of period	$174,858	$97,376

Supplemental information:
Cash paid for income taxes	$3,009	$741

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$2,400	$1,533
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	287	201

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

The Company is the successor issuer to Kiniksa Pharmaceuticals, Ltd. (“Kiniksa Bermuda”). On June 27, 2024, the Company and Kiniksa Bermuda completed a transaction pursuant to a Bermuda court-approved scheme of arrangement (the “Scheme”), which had been previously approved by Kiniksa Bermuda’s shareholders. Pursuant to the Scheme, the shareholders of Kiniksa Bermuda became the shareholders of the Company and the Company became the ultimate parent and holding company of the Kiniksa organization, thereby effecting a change of incorporation from Bermuda to the United Kingdom (the “UK”) (the “Redomiciliation”). As used herein, and unless the context otherwise requires, references to the “Company” prior to the Redomiciliation shall refer to Kiniksa Bermuda and from and after the Redomiciliation, to Kiniksa International. In addition, references to “ordinary shares” prior to the Redomiciliation are to Kiniksa Bermuda’s common shares and from and after the Redomiciliation are to Kiniksa International’s ordinary shares.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of revenue, the accrual for research and development expenses, uncertain tax positions, and the valuation of the Company’s deferred tax assets. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. The accompanying unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s 2024 Form 10-K and updated, as necessary, in this report. The accompanying year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025 and the results of its operations for the three and nine months ended September 30, 2025 and 2024, the changes in its shareholders’ equity for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of September 30, 2025, the Company had an accumulated deficit of $476,337. During the nine months ended September 30, 2025, the Company reported a net income of $44,806 and had cash provided from operating activities of $84,091. As of September 30, 2025, the Company had cash, cash equivalents and short-term investments of $352,102. Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements.

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

	Fair Value Measurements
	as of September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$52,231	$—	$—	$52,231
Cash equivalents — U.S. Treasury notes	—	77,320	—	77,320
Short-term investments — U.S. Treasury notes	—	177,244	—	177,244
	$52,231	$254,564	$—	$306,795

	Fair Value Measurements
	as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$135,275	$—	$—	$135,275
Short-term investments — U.S. Treasury notes	—	60,046	—	60,046
	$135,275	$60,046	$—	$195,321

During the nine months ended September 30, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of September 30, 2025 and December 31, 2024 included U.S. Treasury notes, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
September 30, 2025
Cash Equivalents - U.S. Treasury notes	$77,323	$—	$(3)	$—	$77,320
Short-term investments — U.S. Treasury notes	177,251	1	(8)	—	177,244
	$254,574	$1	$(11)	$—	$254,564

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2024
Short-term investments — U.S. Treasury notes	$60,022	$24	$—	$—	$60,046
	$60,022	$24	$—	$—	$60,046

As of September 30, 2025, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three and nine months ended September 30, 2025 or 2024.

3.           Product Revenue, Net

The Company derives substantially all of its product revenue, net from sales of ARCALYST in the United States, which was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product revenue, net	$180,855	$112,214	$475,437	$294,493

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2025:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2024	$3,495	$8,640	$2,294	$14,429
Current provisions relating to sales in the current year	25,660	19,804	1,465	46,929
Adjustments relating to prior years	—	(721)	—	(721)
Payments/returns relating to sales in the current year	(23,895)	(10,293)	—	(34,188)
Payments/returns relating to sales in the prior years	(3,495)	(5,227)	(155)	(8,877)
Balance at September 30, 2025	$1,765	$12,203	$3,604	$17,572

Total revenue-related reserves as of September 30, 2025 and December 31, 2024, included in the Company’s consolidated balance sheets, are summarized as follows:

	September 30,	December 31,
	2025	2024
Components of accounts receivable	$(648)	$(444)
Components of other current liabilities	18,220	14,873
Total revenue-related reserves	$17,572	$14,429

Primarily all of the Company’s trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider.

4.           Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$9,832	$9,972
Semi-finished goods	24,765	—
Finished goods	11,826	21,246
Total inventory	$46,423	$31,218
Balance Sheet Classification:
Inventory	$41,396	$26,364
Other long-term assets	5,027	4,854
Total inventory	$46,423	$31,218

As of September 30, 2025, $17,538 of semi-finished goods were associated with the Company’s technology transfer of ARCALYST drug substance manufacturing to a new facility, which is pending regulatory approval. The Company believes it is probable that regulatory approval will be obtained, and all such inventory will be available for commercial distribution in the future.

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2025	2024
Furniture, fixtures and vehicles	$177	$183
Computer hardware and software	379	379
Leasehold improvements	3,920	3,931
Lab equipment	4,034	4,207
Construction in progress	963	155
Total property and equipment	9,473	8,855
Less: Accumulated depreciation	(7,818)	(8,193)
Total property and equipment, net	$1,655	$662

Depreciation expense was $27 and $87 during the three months ended September 30, 2025 and 2024, respectively, and $75 and $360 during the nine months ended September 30, 2025 and 2024, respectively.

6.           Intangible Assets

Intangible assets, net of accumulated amortization as of September 30, 2025 and December 31, 2024 are summarized in the following table.

		As of September 30, 2025			As of December 31, 2024
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$4,500	$15,500	$20,000	$3,750	$16,250

Amortization expense was $250 during the three months ended September 30, 2025 and 2024 and $750 during the nine months ended September 30, 2025 and 2024.

7.           Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued research and development expenses	$8,969	$11,004
Accrued employee compensation and benefits	17,037	17,046
Accrued legal, commercial and professional fees	4,307	3,617
Other	628	688
	$30,941	$32,355

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

2015 Plan

As of September 30, 2025, there were 941,874 Class A ordinary shares reserved for issuance pursuant to outstanding awards under the 2015 Plan that were granted prior to the effectiveness of the 2018 Plan.

2018 Plan

The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”), PSUs (as defined below) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2025, increased by 2,900,642 Class A ordinary shares. As of September 30, 2025, 5,532,977 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2024, the Company’s board of directors approved an increase, as of January 1, 2025, of 90,000 Class A ordinary shares under the 2018 ESPP. As of September 30, 2025, 690,063 Class A ordinary shares were available for future issuance under the 2018 ESPP.

Restricted Share Units

The Company grants RSUs with service conditions to eligible employees as part of its equity incentive compensation. Such RSUs typically vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued employment through such dates.

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

In addition, the Company from time-to-time grants performance-based restricted share units to certain eligible employees pursuant to the 2018 Plan that are earned based upon certain development and regulatory milestones (“Development PSUs” and, together with the Revenue PSUs and TSR PSUs, “PSUs”). The Company’s currently outstanding Development PSUs are subject to earnout percentages based upon the date of applicable milestone achievement.

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

The following table summarizes RSU and PSU activity for the nine months ended September 30, 2025:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested as of December 31, 2024	2,250,602	$17.36	59,137	$22.06
Granted	1,083,649	$27.46	424,303	$27.73
Vested	(698,136)	$16.25	—	$-
Forfeited	(434,034)	$19.70	(64,710)	$27.11
Unvested as of September 30, 2025	2,202,081	$22.22	418,730	$26.96

The following table summarizes share option and PSO activity for the nine months ended September 30, 2025:

	Options		PSOs
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding as of December 31, 2024	11,286,994	$15.25	—	$—
Granted	1,892,890	$27.67	372,756	$27.90
Exercised	(2,383,522)	$13.02	—	$—
Forfeited	(555,026)	$21.36	(67,701)	$28.15
Outstanding as of September 30, 2025	10,241,336	$17.74	305,055	$27.85
Share options exercisable as of September 30, 2025	6,648,521	$15.12	—	$—
Share options vested and expected to vest as of September 30, 2025	10,241,336	$17.74	305,055	$27.85

As of September 30, 2025, total unrecognized compensation cost related to RSUs, Revenue PSUs, TSR PSUs, and share options was $99,143 which is expected to be recognized over a weighted average remaining period of 2.64 years. As of September 30, 2025, total unrecognized compensation cost related to outstanding Development PSUs and PSOs was $9,474 which will be recognized when the applicable milestones are deemed probable of achievement through the date the awards vests with a cumulative catch-up.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of goods sold	$551	$447	$1,546	$1,159
Research and development expenses	1,691	1,608	4,910	4,562
Selling, general and administrative expenses	7,902	5,771	20,312	16,674
	$10,144	$7,826	$26,768	$22,395

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

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license. During the year ended December 31, 2023, the Company received cash payments of $20,000 following delivery of certain drug supplies to Genentech and $15,000 following Genentech’s achievement of a development milestone related to a new indication under the Genentech License Agreement. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10,000 which the Company received in the first quarter of 2024. In the second quarter of 2024, the Company received a cash payment of $5,000 following the achievement of a development milestone related to the third indication under the Genentech License Agreement. Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $570,000 remained as of September 30, 2025. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

Pursuant and subject to the terms of the Genentech License Agreement, Genentech has the exclusive worldwide right to conduct development and commercialization activities for Genentech Licensed Products at its sole cost. In 2024, the Company fulfilled its responsibility under the Genentech License Agreement with respect to completing its Phase 2b clinical trial assessing the efficacy, safety and tolerability of vixarelimab in reducing pruritus in prurigo nodularis.

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

The Company did not recognize any collaboration revenue under the Genentech License Agreement during the three and nine months ended September 30, 2025. The Company did not recognize any collaboration revenue under the Genentech License Agreement during the three months ended September 30, 2024. The Company recognized $5,261 of collaboration revenue under the Genentech License Agreement during the nine months ended September 30, 2024. As a result of the $5,000 development milestone the Company recognized revenue of $4,989 during the nine months ended September 30, 2024, related to performance obligations satisfied in prior periods. As of September 30, 2025, the Company had recognized the entire transaction price under the Genentech License Agreement as revenue.

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

In April 2025, the Company and Huadong entered into a mutual termination agreement pursuant to which the parties agreed to terminate the mavrilimumab Huadong Collaboration Agreement and release all claims related thereto. The ARCALYST Huadong Collaboration Agreement remains in effect.

Under the Huadong Collaboration Agreements, the Company received a total upfront cash payment of $22,000, which included $12,000 for the Huadong Territory license of ARCALYST and $10,000 for the Huadong Territory license of mavrilimumab. In 2024, following the achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20,000 to the Company which the Company received in the first quarter of 2025. The Company will be eligible to receive up to approximately $50,000 in contingent sales-based milestone payments for ARCALYST, all of which remain outstanding as of

September 30, 2025. Due to its termination, the Company does not expect to receive any future payments under the mavrilimumab Huadong Collaboration Agreement. Huadong will also be obligated to pay the Company tiered percentage royalties ranging from the low-to-mid teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of the Company’s patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory.

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

The Company recognized revenue for the license performance obligations at a point in time, that is upon transfer of the license to Huadong. As control of the license was transferred on the Effective Date and Huadong could begin to use and benefit from the license, the Company recognized $10,000 of collaboration revenue during the year ended December 31, 2022 under the mavrilimumab Huadong Collaboration Agreement. Due to the termination of the mavrilimumab Huadong Collaboration Agreement in April 2025, the Company will not recognize any additional revenue from this agreement.

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

The Company did not recognize any revenue under the ARCALYST Huadong Collaboration Agreement during the three and nine months ended September 30, 2025. The Company recognized $189 of the upfront payment in collaboration revenue during the nine months ended September 30, 2024, under the ARCALYST Huadong Collaboration Agreement related to materials delivered. The Company did not recognize any revenue under the ARCALYST Huadong Collaboration Agreement during the three months ended September 30, 2024. As of September 30, 2025, $31,811 of the transaction price is recorded in non-current deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes the Company’s contract liabilities in connection with license and collaboration agreements for the nine months ended September 30, 2025:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Nine Months Ended September 30, 2025
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

Under the Biogen Agreement, the Company is obligated to make payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of September 30, 2025. Additionally, the Company could be obligated to make up to an aggregate of $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the three months ended September 30, 2025, the Company did not record any expenses in connection with the Biogen Agreement. During the nine months ended September 30, 2025, the Company recorded expenses of $44 related to milestone payments and the annual maintenance fee in connection with the Biogen Agreement. During the three and nine months ended September 30, 2024, the Company recorded expenses of $72 and $144, respectively, related to a milestone and the annual maintenance fee in connection with the Biogen Agreement.

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

During the three and nine months ended September 30, 2025, the Company did not record any expenses in connection with the BIDMC Agreement. During the three and nine months ended September 30, 2024, the Company recorded expenses of $6 and $41, respectively, in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the

Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three and nine months ended September 30, 2025, the Company recognized $63,282 and $159,446 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses. For the three and nine months ended September 30, 2024, the Company recognized $29,152 and $79,218 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses.

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product. The supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any research and development expense related to the purchase of drug materials under the supply agreement. As of September 30, 2025 and December 31, 2024, the Company recorded inventory of $19,053 and $21,246 respectively, related to the purchase of commercial product under the supply agreement. As of September 30, 2025, the Company had non-cancelable purchase commitments under the supply agreement (see Note 13).

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not record any expenses in connection with milestone payments due under the MedImmune Agreement.

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

Basic and diluted net income (loss) attributable to ordinary shareholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to ordinary shareholders	$18,435	$(12,693)	$44,806	$(34,305)
Denominator:
Weighted-average shares outstanding	74,714,846	71,726,685	73,605,690	71,123,658
Effect of dilutive securities
Options to purchase ordinary shares	4,135,876	—	3,489,094	—
Performance options to purchase ordinary shares	—	—	—	—
Unvested RSUs	1,080,414	—	857,156	—
Unvested PSUs	104,264	—	75,430	—
Weighted-average shares outstanding	80,035,400	71,726,685	78,027,370	71,123,658

Basic net income (loss) per share	$0.25	$(0.18)	$0.61	$(0.48)
Diluted net income (loss) per share	$0.23	$(0.18)	$0.57	$(0.48)

The Company’s unvested RSUs and PSUs have been excluded from the computation of basic net loss per share attributable to ordinary shareholders.

For the three and nine months ended September 30, 2025 diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of ordinary shares for unvested RSUs and PSUs for which the market or performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee share options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s ordinary shares at the average market price during the period.

For the three and nine months ended September 30, 2024 the Company’s potentially dilutive securities, which include options, unvested RSUs and unvested PSUs, have been excluded from the computation of diluted net loss per share attributable to ordinary shareholders as the effect would be to reduce the earnings per share (“EPS”) attributable to ordinary shareholders. Therefore, the weighted average number of ordinary shares outstanding used to calculate both basic and diluted EPS attributable to ordinary shareholders is the same. The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Share options to purchase ordinary shares	2,333,366	11,628,675	3,327,181	11,628,675
Performance share options to purchase ordinary shares	—	—	—	—
Unvested RSUs	462,422	2,385,277	935,314	2,385,277
Unvested PSUs	—	42,030	—	42,030
Total anti-dilutive shares	2,795,788	14,055,982	4,262,495	14,055,982

PSUs and PSOs that are outstanding and contain performance-based or market-based vesting criteria for which the performance or market conditions have not been met are excluded from the presentation of common stock equivalents outstanding in the table above.

12.         Income Taxes

Prior to the Redomiciliation, the Company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, the Company is incorporated and principally subject to taxation in the UK. Under the laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from its losses incurred in Bermuda during the reporting periods in which the Company was incorporated there, and no net operating loss carryforwards will be available to the Company for those losses. Following the Redomiciliation, the Company’s income is subject to the enacted UK statutory corporate tax rate and net operating losses incurred have an indefinite carryforward. The Company’s wholly owned United States subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa Bermuda remains subject to taxation, if any, in Bermuda. The Company’s wholly owned subsidiary Kiniksa UK, and Kiniksa UK’s wholly owned subsidiaries, Kiniksa Germany, Kiniksa France, and Kiniksa Switzerland and Kiniksa UK’s Swiss branch office, are subject to taxation in their respective countries. Certain of the Company’s subsidiaries operate under cost plus arrangements.

The Company’s income tax rate for the three and nine months ended September 30, 2025 is attributable to Kiniksa Switzerland’s, Kiniksa UK’s Swiss branch office’s, Kiniksa UK’s and Kiniksa US’s income or loss subject to taxation in each of their respective countries. Income tax provision for the three and nine months ended September 30, 2025 was $8,722 and $20,793, respectively. The provision for income taxes is driven primarily by income earned in Switzerland, UK, United States and uncertain tax positions offset in part by tax benefits related to share-based compensation, United States federal and state research and development credits (“R&D Credits”), and the Foreign Derived Intangible Income (“FDII”) deduction. The Company’s uncertain tax position increased during the three and nine months ended September 30, 2025, driven by increased profitability within the Company’s tax jurisdictions.

Although Kiniksa Bermuda had no corporate income tax, the Company’s income tax rate for the three and nine months ended September 30, 2024 was due to Kiniksa Switzerland’s, Kiniksa UK’s Swiss branch office’s, Kiniksa UK’s and Kiniksa US’s income or loss subject to taxation in each of their respective countries. Income tax provision for the three and nine months ended September 30, 2024 was $5,492 and $15,132, respectively. The provision for income taxes is driven primarily by income earned in the UK, Switzerland and United States offset in part by tax benefits from FDII deduction and R&D Credits.

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

Manufacturing Commitments

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product (see Note 10). In June 2024, the Company entered into a Master Services Agreement and a Product Specific Agreement with Samsung as part of its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several contract development and manufacturing organizations to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of September 30, 2025, the Company had committed to minimum purchase commitments under all of these agreements totaling $204,982, of which $86,572 is due within one year.

The Company issued termination notices to CDMOs in February 2025 to terminate the clinical supply agreements for the production of abiprubart. During the nine months ended September 30, 2025, the Company recorded and paid $2,500 in research and development expenses because of these terminations. During the three months ended September 30, 2025, the Company did not record any expenses in connection with these terminations. The Company does not expect to incur any additional expenses because of these terminations.

Performance Cash Awards

Beginning in the second quarter of 2025, the Company began granting cash awards (“Performance Cash Awards”) to certain eligible employees pursuant to the 2018 Plan, which were eligible to be received upon the achievement of certain specified development and regulatory milestones and that are subject to earnout percentages based upon the date of applicable milestone achievement. As of September 30, 2025, the Company estimates the future cash payments under such Performance Cash Awards to be $22,660 if the milestones are achieved. The Performance Cash Awards will be recognized when the applicable milestones are deemed probable of achievement with a cumulative catch-up and recognized over the remaining term. The Company has not deemed any of the Performance Cash Award development or regulatory milestones as probable as of September 30, 2025, and no expense has been recognized related to such awards.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2025 or December 31, 2024.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$180,855	$112,214	$475,437	$294,493
License and collaboration revenue	-	-	-	6,210
Total revenue	180,855	112,214	475,437	300,703
Operating expenses:
Cost of goods sold	20,257	20,109	56,728	43,014
Collaboration expenses	63,307	29,307	159,515	80,122
Direct research and development expenses by program:
ARCALYST	269	245	795	955
KPL-387	11,380	6,827	25,043	9,545
KPL-1161	1,792	260	2,262	360
Abiprubart	708	8,485	5,710	35,942
Vixarelimab	-	161	-	1,194
Mavrilimumab	-	4	120	382
Unallocated research and development expenses	10,017	10,075	28,314	28,030
Selling, general and administrative	49,104	46,399	139,497	127,476
Total operating expenses	156,834	121,872	417,984	327,020
Other income (1)	3,136	2,457	8,146	7,144
Income (loss) before income taxes	27,157	(7,201)	65,599	(19,173)
Provision for income taxes	(8,722)	(5,492)	(20,793)	(15,132)
Net income (loss)	$18,435	$(12,693)	$44,806	$(34,305)

Other significant noncash items:
Share-based compensation expense	$10,144	$7,826	$26,768	$22,395
Non-cash lease expense	944	754	2,703	2,369
Deferred income taxes	4,227	(3,639)	9,864	11,295
(1)	Includes interest income of $3,149 and $8,170 for the three and nine months ended September 30, 2025, respectively. Includes interest income of $2,287 and $6,781 for the three and nine months ended September 30, 2024, respectively.

The following table presents total revenue by geographic region of the customer for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
United States	$180,709	$111,937	$474,811	$299,255
United Kingdom	146	277	626	573
Rest of world	-	-	-	875
Total revenue	$180,855	$112,214	$475,437	$300,703

The following table presents property and equipment, net by geographic region (in thousands):

	September 30,	December 31,
	2025	2024
Property and Equipment, net
United States	$1,387	$313
United Kingdom	81	99
Rest of world	187	250
Total property and equipment, net	$1,655	$662

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

ARCALYST is an interleukin-1α (“IL-1α”) and interleukin-1β (“IL-1β”) cytokine trap. In 2017, we licensed ARCALYST from Regeneron, which discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear. We received FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated United States prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is also approved in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”), including Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in Deficiency of Interleukin-1 Receptor Antagonist (“DIRA”) in adults and children weighing 10 kg or more. ARCALYST is commercially available across the United States through a select network of specialty pharmacies. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States, and evenly split profits on sales, as well as third party proceeds, with Regeneron. In 2022, we granted Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) exclusive rights to develop and commercialize ARCALYST in the Huadong Territory (as defined below). In 2023, Regeneron initiated a technology transfer of the manufacturing process for ARCALYST drug substance, and we are working to qualify Samsung as our replacement CDMO. In December 2024, we initiated a collaborative study agreement with The Mayo Clinic (together with Johns Hopkins University) to investigate the effects of ARCALYST in the treatment of cardiac sarcoidosis.

KPL-387 is an investigational, fully human immunoglobulin G2 monoclonal antibody that binds human interleukin-1 receptor 1 (“IL-1R1”), inhibiting IL-1α- and IL-1β-mediated signaling. KPL-387 is an independently developed asset that we believe has the potential to help grow the market and to further advance recurrent pericarditis treatment options for patients by potentially enabling dosing with a single monthly subcutaneous self-injection in a liquid formulation. In June 2024, we initiated a Phase 1 clinical trial of KPL-387 in normal healthy volunteers. In July 2025, we announced that the Phase 2 dose-focusing portion of the Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis had begun recruiting. We expect data from the Phase 2 portion of the trial in the second half of 2026. In September 2025, we announced plans to conduct a supplemental Phase 2 transition to KPL-387 monotherapy dosing and administration study to evaluate the efficacy and safety of the dosing regimens used to transition patients from standard therapies to KPL-387 monotherapy. In October 2025, the FDA granted Orphan Drug Designation to KPL-387 for the treatment of pericarditis.

KPL-1161 is an independently developed, pre-clinical, Fc-modified immunoglobulin G2 monoclonal antibody that binds IL-1R1, inhibiting IL-1α- and IL-1β-mediated signaling. KPL-1161 is a modified version of KPL-387 designed to have an increased drug half-life that we believe could support quarterly subcutaneous dosing. We are currently conducting IND-enabling activities with respect to this asset.

Abiprubart is an investigational monoclonal antibody inhibitor of CD40-CD154 costimulatory interaction, which we believe to be an attractive approach to address multiple autoimmune disease pathologies. We hold an exclusive worldwide license to abiprubart from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”). We previously announced a Phase 2b clinical trial of abiprubart in Sjögren’s Disease. In February 2025, we announced our plans to discontinue development of abiprubart in the indication and to explore strategic alternatives for the asset.

Mavrilimumab is an investigational monoclonal antibody inhibitor targeting granulocyte-macrophage colony stimulating factor receptor alpha (“GM-CSFRα”). In 2017, we licensed exclusive worldwide rights in all indications to mavrilimumab from MedImmune, Limited, which has since been acquired by AstraZeneca PLC (“MedImmune”). In February 2025, we announced our termination of our license agreement from MedImmune for convenience, effective in May 2025. In April 2025, we entered into a mutual termination agreement with Huadong with respect to the mavrilimumab Huadong Collaboration Agreement (as defined below), pursuant to which we agreed to terminate the agreement and to release all claims related thereto.

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

Our ability to generate product revenue sufficient to sustain our organization will depend heavily on a number of factors, including the continued commercialization of ARCALYST, the development and eventual commercialization of one or more of our current or future product candidates, if approved, and the management of our costs consistent with our current operating plan. For the nine months ended September 30, 2025, our net income was $44.8 million. As of September 30, 2025, we had an accumulated deficit of $476.3 million.

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $352.1 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.”

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

In February 2022, we entered into two collaboration and license agreements (the “Huadong Collaboration Agreements”), with Huadong, pursuant to which we granted Huadong exclusive rights to develop and commercialize ARCALYST and mavrilimumab, in the Asia Pacific region excluding Japan (the “Huadong Territory”). In April 2025, we entered into a mutual termination agreement with Huadong pursuant to which we agreed to terminate the mavrilimumab Huadong Collaboration Agreement and release all claims related thereto. The ARCALYST Huadong Collaboration Agreement remains in effect.

Under the Huadong Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which included $12.0 million for the Huadong Territory license of ARCALYST and $10.0 million for the Huadong Territory license of mavrilimumab. In the fourth quarter of 2024, following the achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20.0 million, which was received in the first quarter of 2025. In addition, we will be eligible to receive additional contingent sales-based milestones payments related to ARCALYST. Huadong will also be obligated to pay us tiered percentage royalties ranging from the low-to-mid teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory. We recognized the $10.0 million related to the mavrilimumab license during the year ended December 31, 2022 and do not expect to recognize any additional license and collaboration revenue following the termination of the mavrilimumab Huadong Collaboration Agreement. We have recognized $0.2 million of revenue of the $32.0 million transaction price under the ARCALYST license agreement as of September 30, 2025, and will recognize the remaining revenue as materials are shipped.

We are party to a license agreement (the “Genentech License Agreement”) with Genentech, effective September 2022, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”).

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. Additionally, in 2023, we received a total of $35.0 million in additional payments from Genentech related to delivery of certain drug material to Genentech and Genentech’s achievement of a development milestone. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10.0 million, which was received in the first quarter of 2024. In the second quarter of 2024, we received $5.0 million following the achievement of a development milestone related to a third indication under the Genentech License Agreement. We will be eligible to receive up to a total of approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $570.0 million remains as of September 30, 2025. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country. In 2024, we completed our remaining obligations under the Genentech License Agreement and we have recognized as revenue all of the consideration received.

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

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. While we continue to assess the impact of the tax provisions of the OBBBA on our consolidated financial statements, we currently believe that the tax provisions of the legislation are not expected to have a material impact on our operations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Revenue:
Product revenue, net	$180,855	$112,214	$68,641
License and collaboration revenue	—	—	—
Total revenue	180,855	112,214	68,641
Costs and Operating expenses:
Cost of goods sold	20,257	20,109	148
Collaboration expenses	63,307	29,307	34,000
Research and development	24,166	26,057	(1,891)
Selling, general and administrative	49,104	46,399	2,705
Total operating expenses	156,834	121,872	34,962
Income (loss) from operations	24,021	(9,658)	33,679
Other income	3,136	2,457	679
Income (loss) before income taxes	27,157	(7,201)	34,358
Provision for income taxes	(8,722)	(5,492)	(3,230)
Net income (loss)	$18,435	$(12,693)	$31,128

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $180.9 million for the three months ended September 30, 2025, compared to $112.2 million for the three months ended September 30, 2024, an increase of $68.6 million. The increase in product revenue was driven primarily by an increase in patient enrollment.

Cost of Goods Sold

We recognized cost of goods sold of $20.3 million for the three months ended September 30, 2025, compared to $20.1 million for the three months ended September 30, 2024, an increase of $0.1 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST offset by a decrease in technology transfer costs and favorable production variances. Cost of goods sold related to the technology transfer of the manufacturing process of ARCALYST drug substance were $4.4 million for the three months ended September 30, 2025, compared to $7.5 million for the three months ended September 30, 2024, a decrease of $3.1 million.

Collaboration Expenses

Collaboration expenses were $63.3 million for the three months ended September 30, 2025, compared to $29.3 million for the three months ended September 30, 2024, an increase of $34.0 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST.

Research and Development Expenses

	Three Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
ARCALYST	$269	$245	$24
KPL-387	11,380	6,827	4,553
KPL-1161	1,792	260	1,532
Abiprubart	708	8,485	(7,777)
Vixarelimab	—	161	(161)
Mavrilimumab	—	4	(4)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	5,961	6,262	(301)
Other	4,056	3,813	243
Total research and development expenses	$24,166	$26,057	$(1,891)

Research and development expenses were $24.2 million for the three months ended September 30, 2025, compared to $26.1 million for the three months ended September 30, 2024, a decrease of $1.9 million.

Direct costs for our KPL-387 program were $11.4 million during the three months ended September 30, 2025, compared to $6.8 million during the three months ended September 30, 2024. The increase in expenses incurred primarily related to the start-up of our Phase 2/3 clinical trial in recurrent pericarditis during the three months ended September 30, 2025, as compared to the performance of our Phase 1 clinical trial in healthy volunteers during the three months ended September 30, 2024.

Direct costs for our KPL-1161 program were $1.8 million for the three months ended September 30, 2025, compared to $0.3 million during the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, expenses incurred primarily related to pre-clinical development.

The direct costs for our abiprubart program were $0.7 million during the three months ended September 30, 2025, compared to $8.5 million during the three months ended September 30, 2024, a decrease of $7.8 million. The decrease in expenses incurred primarily related to the close-out of our Phase 2b clinical trial in Sjögren’s Disease during the three months ended September 30, 2025, as compared to the manufacturing of clinical material, continuation of cohort four of our Phase 2 clinical trial in rheumatoid arthritis (“RA”) and start-up costs of our Phase 2b clinical trial in Sjögren’s Disease during the three months ended September 30, 2024.

Unallocated research and development expenses were $10.0 million and $10.1 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Personnel-related costs for the three months ended September 30, 2025 and 2024 included share-based compensation of $1.7 million and $1.6 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $49.1 million for the three months ended September 30, 2025, compared to $46.4 million for the three months ended September 30, 2024. The increase of $2.7 million was primarily due to an increase of $7.9 million in personnel-related costs largely attributable to an increase in headcount offset by a decrease in sales and marketing expenses of $4.0 million largely attributable to the timing of free goods designation. Personnel-related costs for the three months ended September 30, 2025 and 2024 included share-based compensation of $7.9 million and $5.8 million, respectively.

Provision for Income Taxes

For the three months ended September 30, 2025, we recorded an income tax provision of $8.7 million relating primarily to income earned in Switzerland, the United States, and the UK, net of benefits related to share-based compensation, United States federal and state research and development credits (“R&D Credits”), and the Foreign Derived Intangible Income (“FDII”) deduction. For the three months ended September 30, 2024, we recorded an income tax provision of $5.5 million relating primarily to income earned in the UK, Switzerland and the United States, net of the FDII deduction and R&D Credits.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
Revenue:
Product revenue, net	$475,437	$294,493	$180,944
License and collaboration revenue	—	6,210	(6,210)
Total revenue	475,437	300,703	174,734
Operating expenses:
Cost of goods sold	56,728	43,014	13,714
Collaboration expenses	159,515	80,122	79,393
Research and development	62,244	76,408	(14,164)
Selling, general and administrative	139,497	127,476	12,021
Total operating expenses	417,984	327,020	90,964
Income (loss) from operations	57,453	(26,317)	83,770
Other income	8,146	7,144	1,002
Income (loss) before income taxes	65,599	(19,173)	84,772
Provision for income taxes	(20,793)	(15,132)	(5,661)
Net income (loss)	$44,806	$(34,305)	$79,111

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $475.4 million for the nine months ended September 30, 2025, compared to $294.5 million for the nine months ended September 30, 2024, an increase of $180.9 million. The increase in product revenue was driven primarily by an increase in patient enrollment.

License and Collaboration Revenue

We reported no license and collaboration revenue for the nine months ended September 30, 2025. We reported $6.2 million of license and collaboration revenue for the nine months ended September 30, 2024, driven primarily by the achievement of a $5.0 million development milestone related to a third indication under the Genentech License Agreement and $0.7 million of products sold under the ARCALYST Huadong Collaboration Agreements

Cost of Goods Sold

We recognized cost of goods sold of $56.7 million for the nine months ended September 30, 2025, compared to $43.0 million for the nine months ended September 30, 2024, an increase of $13.7 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST offset by a decrease in technology transfer costs. Cost of goods sold related to the technology transfer of the manufacturing process of ARCALYST drug substance were $8.3 million for the three months ended September 30, 2025, compared to $12.5 million for the nine months ended September 30, 2024, a decrease of $4.2 million.

Collaboration Expenses

Collaboration expenses were $159.5 million for the nine months ended September 30, 2025, compared to $80.1 million for the nine months ended September 30, 2024, an increase of $79.4 million. Collaboration expenses increased due to increased revenue from sales of ARCALYST.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2025	2024	Change

	(in thousands)
ARCALYST	$795	$955	$(160)
KPL-387	25,043	9,545	15,498
KPL-1161	2,262	360	1,902
Abiprubart	5,710	35,942	(30,232)
Vixarelimab	—	1,194	(1,194)
Mavrilimumab	120	382	(262)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	17,607	18,151	(544)
Other	10,707	9,879	828
Total research and development expenses	$62,244	$76,408	$(14,164)

Research and development expenses were $62.2 million for the nine months ended September 30, 2025, compared to $76.4 million for the nine months ended September 30, 2024, a decrease of $14.2 million.

Direct costs for our KPL-387 program were $25.0 million during the nine months ended September 30, 2025, compared to $9.5 million during the nine months ended September 30, 2024. The increase in expenses incurred primarily related to the start-up of our Phase 2/3 clinical trial in recurrent pericarditis during the nine months ended September 30, 2025, as compared to the performance of our Phase 1 clinical trial in healthy volunteers during the nine months ended September 30, 2024.

Direct costs for our KPL-1161 program were $2.3 million for the nine months ended September 30, 2025, compared to $0.4 million during the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, expenses incurred primarily related to pre-clinical development.

The direct costs for our abiprubart program were $5.7 million during the nine months ended September 30, 2025, compared to $35.9 million during the nine months ended September 30, 2024, a decrease of $30.2 million. The decrease in expenses incurred primarily related to the close-out of our Phase 2b clinical trial in Sjögren’s Disease during the nine months ended September 30, 2025, as compared to the manufacturing of clinical material, continuation of cohort four of our Phase 2 clinical trial in RA and start-up costs of our Phase 2b clinical trial in Sjögren’s Disease during the nine months ended September 30, 2024.

Unallocated research and development expenses were $28.3 million for the nine months ended September 30, 2025, compared to $28.0 million for the nine months ended September 30, 2024. Personnel-related costs for the nine months ended September 30, 2025 and 2024 included share-based compensation of $4.9 million and $4.6 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $139.5 million for the nine months ended September 30, 2025, compared to $127.5 million for the nine months ended September 30, 2024. The increase of $12.0 million was primarily due to an increase of $14.8 million in personnel-related costs largely attributable to an increase in headcount. Personnel-related costs for the nine months ended September 30, 2025 and 2024 included share-based compensation of $20.3 million and $16.7 million, respectively.

Provision for Income Taxes

For the nine months ended September 30, 2025, we recorded an income tax provision of $20.8 million relating primarily to income earned in Switzerland, the United States, and the UK, net of benefits related to share-based compensation, R&D Credits, and FDII deduction. For the nine months ended September 30, 2024, we recorded an income tax provision of $15.1 million relating primarily to income earned in the UK, Switzerland and the United States, net of the FDII deduction and R&D Credits.

Liquidity and Capital Resources

As of September 30, 2025, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $352.1 million. Net income (loss) was $44.8 million and ($34.3) million for the nine months ended September 30, 2025 and 2024, respectively. We expect our cash balance and our expected cash inflows from operations to allow us to meet our current operating plan.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have committed to minimum payments to Regeneron of $56.1 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $11.7 million, of which $4.1 million are due within one year. In connection with our ongoing technology transfer of ARCALYST drug substance manufacturing, we have entered into a Master Services Agreement and a Product Specific Agreement with Samsung. Our commitments under such agreements, which include the purchase of raw materials and related service fees, will obligate us to minimum payments of $136.9 million, $18.4 million of which are due within one year. As of September 30, 2025, we have capitalized $17.5 million of production cost into inventory as semi-finished goods related to drug substance manufactured at Samsung. We have additionally entered into agreements with several CDMOs to provide us with preclinical and clinical trial materials for our non-ARCALYST assets, which obligate us to minimum payments of $12.0 million all of which are due within one year. We have long-term incentive plans for our employees that may result in cash award payments of $22.6 million, based upon the achievement of certain regulatory milestones, none of which are expected to be achieved in the next year.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$84,091	$6,919
Net cash used in investing activities	(118,179)	(27,621)
Net cash provided by financing activities	25,365	10,124
Net decrease in cash and cash equivalents	$(8,723)	$(10,578)

Operating Activities

Net cash provided by operations was $84.1 million and $6.9 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash provided by operating activities is primarily due to an increase in net contribution from higher ARCALYST sales and an increase in cash received from licensing agreements of $5.0 million.

Investing Activities

Net cash used in investing activities was $118.2 million and $27.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in net cash used in investing activities was driven by managing our cash and short-term investment portfolio mix.

Financing Activities

During the nine months ended September 30, 2025 and 2024, net cash provided by financing activities was $25.4 million and $10.1 million, respectively, consisting of proceeds from the exercise of share options offset by payments in connection with ordinary shares tendered for employee tax obligations.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Financial Statements (Unaudited)” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	accrued research and development expenses;
●	revenue recognition
●	uncertain tax positions; and
●	realizability of deferred tax assets.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the three months ended September 30, 2025 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of the Annual Report.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
●limitations on the content or form of the consumer and/or prescriber-facing marketing materials that we may use;
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

Our ability to continue to commercialize ARCALYST in its approved indications or our future products, if any, particularly in orphan or rare disease indications, will depend in part on the availability of favorable coverage and adequate reimbursement (including affordability of patient cost-sharing obligations) for ARCALYST or the future product and associated treatments from third party payors (e.g., governmental authorities, private health insurers and other organizations). We currently enjoy largely favorable coverage and reimbursement from third party payors for ARCALYST in the approved recurrent pericarditis indication and seek to maintain such favorable coverage and reimbursement. We cannot be certain we will continue to effectively execute our coverage and reimbursement strategy in the markets we pursue, which could limit the future commercial potential of ARCALYST in the approved recurrent pericarditis indication or any of our product candidates, if approved.

Governmental authorities, private health insurers and other third party payors have attempted to control costs through a number of efforts, including by delaying the time to reimbursement; restricting the breadth of coverage; implementing utilization management controls such as requiring prior authorization; limiting the amount of reimbursement for a particular product; restricting the prices that manufacturers may charge for their products and increasing the proportion of the cost for which the patient is responsible. Future government action to control costs is likely. See “Risk Factors – General Risk Factors – Current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations.” There may be significant delays in obtaining reimbursement for newly approved products or product indications; coverage may be limited to a subset of the patient population for which the treatment is approved by the FDA or similar regulatory authorities outside the United States including health technology assessment bodies in the European Union (the “EU”) and UK; and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used.

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

In January 2025, the EU Regulation on Health Technology Assessment became applicable. The new Regulation introduces a single EU level submission for joint clinical assessments to evaluate the relative clinical effectiveness of new medicines and medical devices. The joint health technology assessment process seeks to assist national authorities in making more timely and informed decisions on the pricing and reimbursement of health technologies and streamline the procedure for health technology developers. All new cancer medicines and advanced therapy medicinal products are subject to the joint clinical assessment. The rules will be extended to orphan medicines in January 2028 and from 2030, all new medicines will be subject to the new rules.

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

In addition, President Trump, through Executive Orders, has directed government agencies and officials to take action to implement “most-favored nation” pricing for American purchasers (looking to pharmaceutical companies to make progress in implementing target prices). See “Risk Factors – General Risk Factors – Current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations.” The full scope and nature of the actions that will be taken in response to such directives remains uncertain, but any future required compliance could impede our ability to implement price increases with certain payors and purchasers.

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

We continue to evaluate the opportunities for the development and commercialization of our product candidates in certain markets outside of the United States, including through our Named Patient Program, Managed Access Program and collaborations with third parties, including Huadong. We and our collaborators are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we, or our collaborators, must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials, manufacturing and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval, and ultimately commercialize, our product candidates in markets outside of the United States, we would be subject to additional risks and uncertainties, including:

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

Further, we must also comply with additional requirements concerning advertising and promotion for our products, which are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. The FDA asserts broad authority to regulate the advertising and promotion of pharmaceuticals, and alleged noncompliance with the agency’s framework for product promotion can result in a range of consequences, including administrative and judicial enforcement actions. The current administration has committed to prioritizing enforcement of pharmaceutical promotion, particularly direct-to-consumer advertising, which heightens the risk of adverse action. See “Risk Factors – Risks Related to Commercialization – Our business operations are subject to extensive healthcare regulation and enforcement by various government entities, and our failure to strictly adhere to these regulatory requirements could have a detrimental impact on our business.”

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

Given the broad scope and evolving government interpretation and enforcement of these laws, our business activities could be subject to challenge under one or more of such laws. We have entered into consulting and advisory board agreements with physicians and other healthcare professionals and could be adversely affected if regulatory authorities determine our financial relationships with such prescribers violate applicable laws or create a conflict of interest. For example, investigators for our clinical trials may serve as scientific advisors, speakers, advisory board members or consultants to us from time to time and receive compensation in connection with such services. Regulatory authorities may conclude that a financial relationship between us and a principal investigator or a clinical trial site has created a conflict of interest or otherwise affected interpretation of a study. Regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized, which could result in a delay in approval, or rejection, of our marketing applications by regulatory authorities and may ultimately lead to the denial of marketing approval of our product candidates. Furthermore, investigators for our clinical trials may become debarred by regulatory authorities, which may impact the integrity of our studies and the utility of the clinical trial itself may be jeopardized.

In addition, the development of our marketing and sales capabilities has required, and will continue to require, significant financial and management resources. Our direct sales and marketing efforts may not be successful or may be limited by future government policies or initiatives. For example, the FDA stated that it intends to more aggressively enforce requirements for direct-to-consumer (“DTC”) drug advertising and sent a significant number of warning or untitled letters to pharmaceutical companies alleging deceptive prescription drug advertising, which represents a dramatic increase in FDA actions as compared to prior years. While we have not received any specific cease and desist requests from the FDA as of the date of this Quarterly Report, we may in the future. The FDA also announced plans to expand its oversight of digital and social media advertising and to initiate a rulemaking that would call for drug companies to disclose additional safety information in DTC broadcast advertisements. The nature and extent of changes to FDA regulations and enforcement approach is unclear, but may impact pharmaceutical marketing efforts industry-wide, including for Kiniksa, which could in turn impact our sales and operations.

Any action against us for violation of healthcare laws and regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations, including activities conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Further, defending against any such actions can be costly, time consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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
●successful completion of required nonclinical studies, including toxicology studies, pharmacological, and biodistribution studies, as conducted, where applicable, under the FDA’s good laboratory practices regulations, or similar foreign standards (“GLP”);
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

Not all of our clinical trials have been conducted as initially planned or completed on our initial projected schedule, and, accordingly, we cannot guarantee that any of our current or future clinical trials will be conducted as initially planned or completed on our initial projected schedule, if at all. Further, even if conducted on time, a clinical trial may result in unfavorable or statistically insignificant results, leading us to abandon our pursuit of a particular indication or the development of a product candidate entirely. Clinical trials are a lengthy process that require the expenditure of significant money and human capital. Failing to achieve desired efficacy or identifying of a novel safety hazard in turn represents an inability to successfully recoup such expense via a potential commercialization of the product candidate, if approved. Sufficient inability to recoup clinical trial expenses via successful development could pose material risks to our business. See “Risk Factors – Risks Related to Product Development – If we are unable to advance our product candidates in clinical development and obtain regulatory approval, or experience significant delays in doing so, our business may be significantly harmed.”

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

The process of obtaining regulatory approvals, both in the United States and in other countries, is time consuming, expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in legislation, regulation or policy governing the development, approval and marketing of biological products may cause delays in our plans for submitting marketing applications and obtaining approvals for such applications, or we may be unable to obtain marketing approvals. For instance, comprehensive proposals have been made for the complete overhaul of the existing EU pharmaceutical legislation, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission. When adopted, the new law may have a significant impact on the biopharmaceutical industry in the long-term.

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

We have received Orphan Drug exclusivity in the United States for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and pediatric patients 12 years and older. We have received Orphan Drug designation in the United States for KPL-387 for the treatment of pericarditis. In addition, we have received Orphan Drug designation in the EU for ARCALYST for the treatment of idiopathic pericarditis. In the future, we may seek Orphan Drug designation for certain of our other product candidates in the United States or the EU. We may be unsuccessful in obtaining such designation for any of our other product candidates or unable to maintain the associated benefits for any of our other current or future product candidates that are granted Orphan Drug designation, if any. Even if we obtain Orphan Drug designation for certain product candidates for a particular orphan indication in the United States or the EU, we may not be the first to obtain marketing approval for such orphan indication due to the uncertainties associated with developing pharmaceutical products. In such cases, subject to applicable laws in those jurisdictions, Orphan Drug exclusivity may no longer be available for our product candidates, if approved, unless we can show a significant safety or efficacy advantage over the already approved orphan drug. Moreover, in the event our drug is deemed similar to the first approved orphan drug, we may be denied regulatory approval for our drug in such orphan indication for the duration of the Orphan Drug exclusivity period. Further, in order to maintain Orphan Drug exclusivity in the EU, we must demonstrate that our product or product candidate has a significant benefit over other satisfactory methods. If we are unable to do so, Orphan Drug exclusivity can be withdrawn.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs or biologics intended to treat small patient populations as Orphan Drug products, which are subject to a number of region-specific (e.g., tax credits, user fee exemptions and potential market exclusivity) rules and regulations.

In connection with the FDA’s approval of ARCALYST in the recurrent pericarditis indication, we received seven years of Orphan Drug exclusivity for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and pediatric patients 12 years and older. We may also receive seven years of Orphan Drug exclusivity for KPL-387 in the same indication, should we receive FDA approval to market and commercialize the drug and satisfy the other requirements for such exclusivity. Even if we obtain Orphan Drug exclusivity for any of our other product candidates, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same disease or condition. Even after an Orphan Drug is approved, the FDA can subsequently approve a later application for the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective or makes a major contribution to patient care. In addition, a designated Orphan Drug may not receive Orphan Drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, Orphan Drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Foreign regulatory authorities may also make the same determination. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

Due to the change in presidential administration, we face substantial uncertainty regarding potential regulatory developments in the United States that may adversely affect our business.

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

The current administration has also undertaken significant efforts to reduce the size and spending of the federal government, including at the FDA. A significant reduction in the FDA’s workforce or the FDA’s budget, or other disruptions at the FDA, could materially impact the FDA’s ability to engage in a variety of activities that may affect our business, including routine regulatory and oversight activities. The current administration has substantially reduced the FDA’s workforce and may make further reductions, which may lead to disruptions and delays in the FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development programs. Further, reductions in workforce in divisions of the FDA responsible for overseeing the importation of pharmaceutical goods, including as a result of the shutdown of the shutdown of the U.S. federal government, may delay our manufacturing timelines. Additionally, although it has been reported that there have not been reductions in workforce in the review or inspection divisions, any such reductions could extend review timelines, delay or prevent pre-approval inspections, and limit opportunities for FDA feedback on pending applications. Any of these actions may delay or limit our ability to obtain FDA approval and commercialize our product candidates, including our ability to obtain regulatory approval for the technology transfer of ARCALYST drug substance manufacturing to Samsung.

Furthermore, the current administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs.

For additional discussion on risks related to the current administration’s policy agenda, see “Risk Factors – General Risk Factors – Current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations” and “Risk Factors – Risks Related to Commercialization –Our business operations are subject to extensive healthcare regulation and enforcement by various government entities, and our failure to strictly adhere to these regulatory requirements could have a detrimental impact on our business.”

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

We do not currently own or operate any late-stage or commercial manufacturing facilities. Although we have a development and manufacturing facility to produce drug substance to support certain research, preclinical and other clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain early-stage product candidates for the majority of our clinical development efforts; the commercial manufacture of our current and future products; and labeling and packaging activities for our current and future products. We rely on these third parties to produce, package and ship our products and product candidates at sufficient quality and quantity to support our and our collaboration partners’ commercialization and research and development efforts.

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

Regeneron is the sole manufacturer of ARCALYST drug substance and will remain so until we complete the technology transfer of the manufacturing process for ARCALYST drug substance to Samsung. Regeneron is not obligated to accept our forecasts or purchase orders that are not in line with accepted forecasts and Regeneron may not have sufficient manufacturing capacity to meet our commercial or clinical demand for ARCALYST (including increased demand arising from our need to replace material lost to manufacturing issues). Regeneron, in turn, relies upon CDMOs or other third parties to conduct fill/finish operations for ARCALYST. In the event that a particular batch of ARCALYST fails to meet specifications, whatever the cause, we are nonetheless obligated to pay for such material pursuant to the terms of the supply agreement we have with Regeneron. Further, we rely on a third party CDMO to package and label ARCALYST. Our reliance on Regeneron (including its respective CDMOs) and our other CDMO as our sole manufacturers and/or service providers means that we do not have direct control over ARCALYST manufacturing operations and scheduling, which may impact our ability to meet commercial or clinical demand for ARCALYST. We may also be subject to unexpected costs arising from any manufacturing or supply chain disruptions, which may materially impact our business, results of operations and financial condition. Many of these risks may still be present after successful completion of the technology transfer of ARCALYST drug substance manufacturing and there is no guarantee that such technology transfer will materially diminish our ARCALYST manufacturing risk profile.

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

If we make manufacturing or formulation changes to our products or product candidates or change manufacturers or manufacturing processes, we may be unsuccessful in producing products or product candidates comparable to existing commercial supply or those used in prior clinical trials. Therefore, we may need to conduct additional process development or additional clinical trials to bridge our prior clinical results to those resulting from the new manufacturing process or new manufacturers, which could impact the timing and subsequent success of our planned commercial supply or clinical trials. In addition, as we plan to produce clinical trial and commercial material at a CDMO, the CDMO may be required to adopt different manufacturing protocols or processes. With respect to

ARCALYST, Samsung will utilize a modified manufacturing process from that used by Regeneron, which could require lengthy development, regulatory review and approval. For more information see “Risk Factors — Risks Related to Manufacturing and Our Reliance on Third Parties — We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to Samsung and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.”

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

Many additional factors could cause production interruptions at our facilities or at the facilities of our third party providers, as well as disruptions in travel, shipping or delivery capabilities into and within the countries in which we or our manufacturers produce ARCALYST or our product candidates or disruptions to production capabilities, including due to the impact of natural disasters; accidents; boycotts; labor disputes; political and economic instability, such as acts of terrorism or war; changes in importation or exportation requirements and policy; increased tariffs and/or taxes; disruptions at relevant government agencies, including the FDA, overseeing the importation of goods; or an epidemic, pandemic or other outbreak of disease. The occurrence of any such event could adversely affect our ability to satisfy the required supply for any of ARCALYST or our product candidates or successfully complete preclinical and clinical development, which would result in additional costs to us or impair our ability to generate revenue and would harm our business, financial condition and prospects significantly.

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

In addition to the above, the time it takes to complete the technology transfer may be extended by a reduction in FDA personnel and resources, which would result in delayed review and approval timelines. See “Risk Factors – Risks Related to Marketing Approval and Regulatory Matters – Due to the change in presidential administration, we face substantial uncertainty regarding potential regulatory developments in the United States that may adversely affect our business.”

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

The drug substance and drug product used in ARCALYST and KPL-387 are supplied to us from single-source suppliers, and we obtain the drug substance and drug product used in abiprubart from a limited number of sources. For KPL-1161, we plan to manufacture drug substance in our in-house manufacturing facility and use a single supplier to manufacture drug product. While our in-house manufacturing capabilities have the limited capabilities to produce pre-clinical and early-stage clinical drug supply, we lack internal large-scale manufacturing capabilities necessary to support commercial requirements. Regeneron is currently our sole source manufacturer of ARCALYST drug substance and will remain so until we qualify Samsung as a replacement CDMO. We expect that Samsung will be our sole source manufacturer of ARCALYST drug substance following such qualification. For more information see “Risk Factors — Risks Related to Manufacturing and Our Reliance on Third Parties — We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to Samsung and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.” Further, we have historically outsourced all ARCALYST packaging and labeling activities to a single CDMO and expect to do so for any future approved products. Our ability to continue to commercialize ARCALYST, to develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet market demand, depends in part on our ability to obtain the drug substance and drug product for ARCALYST and these product candidates and package and label such drugs, as applicable, in each case in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. Successful completion of a technology transfer of the manufacturing process for ARCALYST drug substance will be integral to our ability to meet such requirements. With respect to ARCALYST, we do not currently have arrangements in place for a redundant or second-source manufacturer of drug substance or drug product, or a redundant or second-source packager and labeler, in the event any of our current vendors cease or have a substantial delay in their operations or stop offering us sufficient quantities of these materials for any reason, as applicable. With respect to KPL-387, KPL-1161 and abiprubart, while we anticipate having more than one source for drug substance now or in the future, as applicable, such sources are nonetheless limited and subject to similar risks as our other products and product candidates.

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

Certain of the materials required in the manufacture and the formulation of our products and product candidates are derived from biological sources. Such materials are difficult to procure and may be subject to contamination or recall. Access to and supply of sufficient quantities of raw materials which meet the technical specifications for the production process is challenging and often limited to single-source suppliers. Finding an alternative supplier could take a significant amount of time and involve significant expense due to the nature of the products and the need to obtain regulatory approvals. If we or our manufacturers are unable to purchase the materials necessary for the manufacture of ARCALYST or our product candidates on acceptable terms, in a timely manner, at sufficient quality levels, or in adequate quantities, if at all, our ability to produce sufficient quantities of such drugs for clinical or commercial requirements would be negatively impacted. A material shortage, contamination, recall or restriction on the use of certain biologically derived substances or any other material used in the manufacture of our products and product candidates could adversely impact or disrupt manufacturing, which would increase costs and impair our ability to generate revenue from the sale of ARCALYST or our product candidates, if approved.

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

The development and commercialization of new drugs and biologics is highly competitive. ARCALYST currently faces competition in its CAPS and DIRA indications and is facing potential future competition in its recurrent pericarditis indication. KPL-387 is being developed for recurrent pericarditis and we believe, if commercialized, would likely face additional competition from drugs that may offer, among other things, more convenient dosing methods or frequencies than what is currently available. We have not yet announced an indication for KPL-1161, but expect that it will compete with a number of drugs that inhibit IL-1 or other mechanisms. Competition may come from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide, each of whom may market and sell drugs or biologics or pursue the development of therapies in the fields in which we are interested. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Clinical trials in a rare disease indication for which we market a product may reduce the number of patients on our commercial therapy by recruiting such patients to be trial participants. Our competitors also may obtain FDA or other regulatory approval and/or marketing exclusivity for their products more rapidly than we may obtain for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Further, our clinical trials may need to compete for participants and trial sites against other drugs in clinical development for the same indication. We believe the key competitive factors affecting the success of ARCALYST and any product candidates that we successfully develop and commercialize, are their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related products, market acceptance by prescribers and patients, the level of biosimilar competition and the availability of reimbursement from government and other third party payors.

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

The consummation or performance of any acquisition, business combination, collaboration or other strategic transaction we may undertake in furtherance of our growth strategy or any refined or otherwise altered strategy, may involve additional risks, such as difficulties in assimilating different workplace cultures; retaining personnel and integrating operations, which may be geographically dispersed; increased costs; exposure to liabilities; incurrence of indebtedness; use of a substantial portion of our available cash for all or a portion of the consideration; or causing dilution to our existing shareholders if we issue equity securities for all or a portion of the consideration. If any of these events occurs or we are unable to meet our strategic objectives for any such transaction, we may not be able to achieve the expected benefits from the transaction, and our business may be materially harmed.

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

We have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our products and product candidates instead of developing or commercializing our products and product candidates ourselves. We have granted Huadong exclusive rights to develop and commercialize ARCALYST in the Asia Pacific region, excluding Japan and we have entered into a license agreement with Genentech where we granted exclusive worldwide rights to develop and commercialize vixarelimab. To the extent that we decide to enter into additional transactions or arrangements, we may face significant competition in seeking appropriate collaborators, licensees or other strategic partners. Moreover, these transactions and arrangements are complex and time consuming to negotiate, document, implement and to close or maintain. We may not be successful in our efforts to establish collaborations, licenses or other strategic transactions or arrangements should we choose to do so. The terms of any such transactions or arrangements that we may establish may have unfavorable tax consequences for our shareholders in the United States. Further, granting territory-specific rights for our products and product candidates may reduce their attractiveness for subsequent business development activity. In addition, our right to grant a sublicense of intellectual property licensed to us under certain of our current agreements requires the consent of the applicable licensor.

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

Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to immunomodulation and antibody-related technologies. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of third party patents that contain claims potentially relevant to abiprubart. If the claims of any of these patents are asserted against us, we do not believe our proposed activities related to abiprubart would be found to infringe any valid claim of these patents. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. In order to avoid infringing these or any other third party patents, we may find it necessary or prudent to obtain licenses to such patents from such third party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any intellectual property rights from third parties that we identify as necessary for our current or future product candidates. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may also pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third party intellectual property or maintain the existing intellectual property rights we have, we may have to cease development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Finally, Europe’s Unitary Patent system and Unified Patent Court (the “UPC”) and European Patent Package regulations (the “EU Patent Package”) may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. The UPC provides our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunctions. Under the EU Patent Package we will have the right to opt our patents out of the UPC for a limited time, but doing so may preclude us from realizing the benefits of the new unified court.

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

Under the current United States presidential administration, there have been significant and wide-ranging reforms to federal policy and the federal government. Drug pricing and reimbursement reform have been a particular area of focus. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the Inflation Reduction Act of 2022; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. As another example, in May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. Many of these reform initiatives will require additional legal and/or administrative action to implement. In the wake of the Executive Orders, some pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices or reached agreement with the federal government regarding the same. In addition, federal agencies are reportedly developing new drug pricing pilot programs, and a future website operated by the federal government that is anticipated to redirect consumers to pharmaceutical companies’ direct-to-consumer channels has been announced.

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

Further, following the withdrawal of the UK from the EU on January 31, 2020, and the expiration of the transition period, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR (e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover). As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Changes to United States trade policy, including tariffs imposed by the United States on imported goods, as well as reciprocal tariffs that may be imposed by foreign governments, may adversely affect our business and the global macroeconomic environment. The current presidential administration has imposed or is considering imposing baseline tariffs on all other countries, reciprocal tariffs with certain countries and particularized tariffs on certain types of foreign goods, including pharmaceutical products and components manufactured outside of the United States. Such tariffs are expected to increase the price of goods imported into the United States, including pharmaceutical products and important products that are ancillary to the administration, processing or testing of pharmaceutical products.

There is substantial uncertainty with respect to what extent new (or modified) tariffs will be imposed in the long-term in the United States and other countries, or the ultimate impact such tariffs will have on us, our industry and the patients we seek to serve. Further, it is unclear to what extent subsequent trade negotiations between the United States and other countries will reduce or remove previously announced tariffs. Such unpredictability creates substantial uncertainty and poses significant planning challenges for our operations and our CDMOs’ long term capital investment plans. Unlike consumer goods, pharmaceuticals face unique regulatory, technology and capacity constraints that make rapid supply chain adjustments particularly difficult and costly. Should current tariffs hold or be increased we may be unable to identify and qualify alternative sources of supply and our business may be materially and adversely affected. The ultimate impact of tariffs, trade restrictions and resulting economic instability is uncertain and our business, financial condition and results of operations may be materially and adversely affected.

Unfavorable global economic or operational conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and disruptions in global financial markets. These disruptions could adversely affect our ability to manufacture, market and sell our commercialized products, including ARCALYST, and satisfy the required supply for any of our product candidates or successfully complete preclinical and clinical development of our product candidates, which could require us to incur additional costs, and impair our ability to obtain regulatory approval of our product candidates and generate revenue. Doing business internationally involves a number of other risks, including but not limited to:

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

Each Class A ordinary share is entitled to one vote per Class A ordinary share and each Class B ordinary share is entitled to ten votes per Class B ordinary share. Our Class A1 ordinary shares and Class B1 ordinary shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A ordinary shares and Class B ordinary shares. As a result of the multi-class voting structure of our ordinary shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our ordinary shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of September 30, 2025, the holders of Class A ordinary shares accounted for approximately 71% of our aggregate voting power and the holders of Class B ordinary shares accounted for approximately 29% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A ordinary shares and Class B ordinary shares representing approximately 26% of our aggregate voting power as of September 30, 2025 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B ordinary shares, Class A1 ordinary shares or Class B1 ordinary shares as set forth in our articles of association. For example, as of September 30, 2025, entities affiliated with certain members of our directors could convert their Class A1 ordinary shares and Class B1 ordinary shares upon 61-days’ prior written notice into Class A ordinary shares and Class B ordinary shares, respectively, which in the aggregate would result in such entities holding approximately 75% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 ordinary shares and our Class B1 ordinary shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A ordinary shares.

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

Our share price may be subject to change as a result of volatility in the stock market driven by events often unrelated to our operating performance. As a result of this volatility, our shareholders may not be able to sell their Class A ordinary shares at or above the price they paid for their shares. The market price for our Class A ordinary shares may be influenced by many factors, as further discussed throughout this “Risk Factors” section.

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

A significant number of our Class A ordinary shares are issuable upon conversion of our Class B, Class A1, and Class B1 ordinary shares, subject to certain limitations on conversion. As of September 30, 2025, approximately 2.1 million Class A ordinary shares directly held by our executive officers and directors, inclusive of Class A ordinary shares issuable upon conversion of our Class B, Class A1, and Class B1 ordinary shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and such rule, Rule 144. In addition, as of September 30, 2025, there were approximately 13.2 million Class A ordinary shares subject to outstanding share options, PSOs, RSUs and PSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

A majority of our ordinary shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of September 30, 2025, on an as-converted to Class A ordinary shares basis, these shareholders collectively held approximately 33.9 million of our Class A ordinary shares. If any of these shareholders sell, convert or transfer, or indicate an intention to sell, convert or transfer, a substantial amount of their ordinary shares (after certain restrictions on conversion or resale lapse), the market price of our Class A ordinary shares could decline.

Pursuant to our amended and restated investor rights agreement (our “Investors Rights Agreement”), certain shareholders are entitled to certain registration rights with respect our Class A ordinary shares, including Class A ordinary shares issuable upon conversions of our Class B, Class A1, and Class B1 ordinary shares and upon the exercise of certain rights to acquire Class A ordinary shares, or collectively registerable securities, under the Securities Act. As of September 30, 2025, on an as-converted to Class A ordinary shares basis, we have registered approximately 31.8 million Class A ordinary shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the Investors Rights Agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A ordinary shares basis, approximately 1.7 million Class A ordinary shares held by certain of our executive officers as of September 30, 2025. If any of these Class A ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A ordinary shares could decline.

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

Prior to the Redomiciliation, our principal holding company was incorporated in Bermuda. Under Bermuda law, a company’s directors may issue, without shareholder approval, any authorized but unissued common shares. English law allows our shareholders to authorize the allotment of share capital which can be issued by our board of directors without further shareholder approval, but this authorization must be approved by our shareholders via an ordinary resolution from time to time (i.e., approval from shareholders holding more than 50% of the voting rights), with such authority capable of applying in respect of any period specified in such resolution up to a maximum of five years. At our annual meeting of shareholders in June 2025, our shareholders authorized us to issue new ordinary or preferred shares (up to a maximum of 35% of our outstanding shares on the record date for our 2025 annual meeting) for a period of five years from the date of such meeting. However, there is no guarantee that any subsequent authorizations will be approved. In the event that we do not receive such authorization, we would face significant impediments to our business and operations as we would be unable to use equity as consideration in business development deals or honor our outstanding employee equity awards without seeking shareholder approval in each case. Such a scenario would materially harm our business due to the administrative and financial costs related thereto.

Additionally, subject to specified exceptions, English law grants statutory preemptive rights to existing shareholders to subscribe for new issuances of shares for cash. English law requires that this opt-out must be renewed by the shareholders at least every five years, and we cannot guarantee that the opt-out of preemptive rights will always be approved. A waiver of pre-emption rights under English law requires approval of the shareholders holding at least 75% of the voting rights in an English company. At our annual meeting of shareholders in June 2025, our shareholders voted to approve such a waiver for a period of five years from the date of such meeting. If, in the future, we do not receive such a waiver, this would cause a material adverse effect due to the administrative and financial costs related thereto, as a waiver of preemption rights would need to be sought from shareholders in respect of each new issuance of shares, including each instance that an employee would seek to exercise their share options.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements

The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as such terms are defined under Item 408 of Regulation S-K) adopted, amended or terminated by our directors and officers during the three months ended September 30, 2025:

E
Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non Rule 10b5-1	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
John Paolini	EVP, Chief Medical Officer	Adoption	July 30, 2025	X		October 31, 2026	111,867(2)
Mark Ragosa	EVP, Chief Financial Officer	Adoption	August 14, 2025	X		December 1, 2026	129,708(2)(3)
Barry Quart	Director	Adoption	September 11, 2025	X		December 15, 2026	58,889

(1)	A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement or as otherwise provided in the trading arrangement.
(2)	This figure includes a number of securities covered by a currently active plan and, therefore, may be less at the time that this plan goes into effect.
(3)	Includes Class A ordinary shares to be received upon the vesting of outstanding RSUs. The final amount of shares available for sale will be lower due to our net vesting policy for employee RSUs.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1#	Employment Agreement, effective as of July 1, 2025, by and between Michael Megna and Kiniksa Pharmaceuticals Corp.					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

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

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

Date: October 28, 2025	By:	/s/ Mark Ragosa
Mark Ragosa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)