Form 10-K
period 2025-12-31
Kiniksa Pharmaceuticals International, plc
filed 2026-02-24
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

105 Piccadilly, Second Floor

London, W1J 7NJ

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

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

As of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the ordinary shares on The Nasdaq Global Select Market was approximately $1,114.0 million.

As of February 20, 2026, there were 76,535,377 ordinary shares outstanding in aggregate, comprised of:

45,900,637 Class A ordinary shares, nominal value $0.000273235 per share

1,795,158 Class B ordinary shares, nominal value $0.000273235 per share

12,781,964 Class A1 ordinary shares, nominal value $0.000273235 per share

16,057,618 Class B1 ordinary shares, nominal value $0.000273235 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Kiniksa Pharmaceuticals International, plc

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report should be considered forward-looking statements, including statements regarding: our beliefs that KPL-387 will expand the recurrent pericarditis market and provide additional treatment options for patients; our beliefs about dosing and administration for our product candidates, including that KPL-387 has the potential for monthly subcutaneous self-administration in a liquid formulation and that KPL-1161 has the potential for quarterly subcutaneous dosing; our expectation to have data from the Phase 2 portion of our trial of KPL-387 in recurrent pericarditis in the second half of 2026 and that we plan to use the totality of the data to determine further development strategy; our plan to initiate a Phase 1 first-in-human clinical trial of KPL-1161 by the end of 2026; our plan to explore strategic alternatives for abiprubart; our belief that advancing KPL-387 through the clinic and into the market will further our mission of meeting patients’ needs; the results we expect to receive from our commercialization efforts; the incidence and prevalence for our target patient populations; our belief that each of our product candidates holds the potential to offer differentiated therapy to patients; planned indications for our products and product candidates; our expectations regarding the value we expect to receive/pay under our current license and collaboration agreements; the plans and strategy of our competitors; our expectations around the intellectual property protection we hope to receive for our products and product candidates; the intellectual property strategy we expect to employ to protect our portfolio; our plans to apply for patent term extensions; our predictions regarding future regulations and legislation; our planned commercial strategy; our plans to rely on third-parties, such as specialty pharmacies, contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”); our relationships with payers; future supply for our products and product candidates; the timing and likelihood of success of our ongoing technology transfer of ARCALYST drug substance manufacturing; the expected impact of the United States’ tariffs on our operations, including that we do not expect that tariffs in their current state to have a material impact on our overall business, financial condition or results of operations; plans to conduct operations through one or more of our foreign subsidiaries; the ways in which we expect to incur expenses, including through any future clinical or commercialization efforts; our expectation that our cash balance and our expected cash inflows form operations will allow us to meet our current operating plan and that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months; statements regarding our expected near-term expenditures and revenue; and other similar statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our Class A ordinary shares. The principal risks and uncertainties affecting our business include the following:

●	we may not be able to continue to commercialize ARCALYST or be successful in commercializing any future products, potentially impacting our ability to generate revenue;
●	we rely on a select network of third party specialty pharmacies to market and sell ARCALYST that may not meet our or our patients’ needs;
●	successful commercialization of our products and product candidates, if approved, will depend in part on the extent to which third party payors, including governmental authorities and private health insurers, provide funding, establish and maintain favorable coverage and pricing policies and set adequate reimbursement levels;
●	it may be difficult for us to realize the benefit of increasing the price of certain of our commercialized products;
●	current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations;
●	our business and operations are subject to extensive healthcare regulation and enforcement by various government entities, and our failure to adhere to these regulatory requirements could have a detrimental impact on our business;
●	if we are unable to advance our product candidates in clinical development, obtain regulatory approval and pursue commercialization, or experience significant delays in doing so, our business may be significantly harmed;
●	the incidence and prevalence for target patient populations of our products and product candidates have not been established with precision; if the market opportunities for our products and product candidates are smaller than we estimate, or any approval that we obtain is based on a narrower definition of our targeted patient population, our revenue and ability to achieve profitability may be materially adversely affected;
●	clinical development of our product candidates is a lengthy and expensive process with uncertain timelines, costs and outcomes;
●	we may encounter substantial delays in our preclinical studies and/or clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities;
●	we may find it difficult to enroll participants in our clinical trials in a timely manner;
●	interim, preliminary and “topline” data from our clinical trials that we announce or publish from time to time may change as more participant data become available and final data may differ from such interim, preliminary and “topline” data;
●	we contract with third parties, including CDMOs to manufacture our commercial supply of ARCALYST and clinical supply of our product candidates and for certain research and development; this reliance on third parties increases the risk that we may not have sufficient quantities of ARCALYST or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our research and development or commercialization efforts;

●	we are conducting a technology transfer of the manufacturing process for ARCALYST drug substance from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to Samsung Biologics Co., Ltd. (“Samsung”), and the analytical testing methods of ARCALYST drug substance and drug product to new contract testing labs (“CTLs”), which will be subject to significant risks and uncertainties;
●	we rely, and expect to continue to rely, on third parties, including independent investigators and CROs to activate sites, conduct and otherwise support our research activities, preclinical studies, clinical trials and other trials for our product candidates; if these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval or commercialize our product candidates, and our business could be substantially harmed;
●	if we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and patents, if the scope of the patent protection obtained is not sufficiently broad or if the terms of our patents are insufficient to protect product candidates for an adequate amount of time, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our products may be materially impaired;
●	licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach any of the agreements related to our product or product candidates, we could lose the ability to continue the development and commercialization of the related product or product candidate;
●	we face significant competition, which may result in others discovering, developing or commercializing drugs before or more successfully than us;
●	we may not successfully execute our growth strategy to identify, discover, develop, in-license or acquire additional product candidates or technologies, our strategy may not deliver anticipated results or we may refine or otherwise alter our growth strategy;
●	we may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions that may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions;
●	we have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our products and product candidates; such arrangements or transactions may not be successful or on favorable terms, which could adversely affect our ability to develop, commercialize or attempt to realize value from our products and product candidates;
●	we may be adversely affected by continuing geopolitical tensions, including the introduction of tariffs or reciprocal tariffs that may be imposed by the United States and its global trading partners that could collectively cause economic uncertainty and increased costs to product development and manufacturing;
●	the concentration of ownership of the voting power of our ordinary shares, including our Class B ordinary shares, and conversion rights of the holders of our Class A1 and Class B1 ordinary shares, which are held entirely by entities affiliated with certain of our directors, may prevent new investors from influencing significant corporate decisions and may have an adverse effect on the price of our Class A ordinary shares; and
●	the rights afforded to our shareholders are governed by English law; not all rights available to shareholders under United States law will be available to holders of our ordinary shares.

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

KPL-387 is an investigational, fully human immunoglobulin G2 monoclonal antibody that binds human interleukin-1 receptor 1 (“IL-1R1”), inhibiting IL-1α- and IL-1β-mediated signaling. KPL-387 is an independently developed asset that we believe may expand the recurrent pericarditis market and provide an additional treatment option for patients, with the potential to add the convenience of monthly subcutaneous self-administration with a liquid formulation.

In July 2025, we announced that the Phase 2 dose-focusing portion of the Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis had begun recruiting. We expect data from the Phase 2 portion of the trial in the second half of 2026 and plan to use the totality of the data to determine further development strategy. In September 2025, we announced plans to conduct a supplemental Phase 2 transition to KPL-387 monotherapy dosing and administration study to evaluate the efficacy and safety of dosing regimens used to transition patients from standard therapies to KPL-387 monotherapy.

In October 2025, the FDA granted Orphan Drug Designation to KPL-387 for the treatment of pericarditis.

KPL-1161 is an independently developed, pre-clinical, Fc-modified immunoglobulin G2 monoclonal antibody that binds IL-1R1, inhibiting IL-1α- and IL-1β-mediated signaling. KPL-1161 is a modified version of KPL-387 designed to have an increased drug half-life that we believe could support quarterly subcutaneous dosing. We are currently conducting preclinical activities with respect to this asset, with an expectation to initiate a Phase 1 first-in-human clinical trial by the end of 2026.

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

The following table summarizes our current products, product candidates and out-licensing arrangements:

(1)	Approved in the United States; ARCALYST is also approved in the United States for CAPS and DIRA.
(2)	The FDA granted Breakthrough Therapy designation to ARCALYST for recurrent pericarditis in 2019; the FDA granted Orphan Drug exclusivity to ARCALYST in March 2021 for the treatment of pericarditis, which includes the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and pediatric patients 12 years and older. The European Commission granted Orphan Drug designation to ARCALYST for the treatment of idiopathic pericarditis in 2021.
(3)	Kiniksa has worldwide rights, excluding the Middle East and North Africa; Kiniksa granted Huadong exclusive rights in the Asia Pacific Region, excluding Japan.
(4)	The FDA granted Orphan Drug designation to KPL-387 for the treatment of pericarditis, which includes recurrent pericarditis, in October 2025.

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

Critical components of our business strategy include the following:

●	Continuing to Execute on ARCALYST Commercialization. We have invested in a talented and specialized cardiology sales team, complemented by a successful marketing strategy, to effectively reach patients and prescribers. By expanding awareness and building the market for ARCALYST, we expect to increase disease awareness of recurrent pericarditis, improve our patients’ journeys to diagnosis and treatment, establish ARCALYST as a therapy to be used earlier and for the full duration of the disease, secure patient access and support our patients throughout their therapy.

●	Advancing KPL-387 through Commercialization. We believe KPL-387, our clinical-stage IL-1 inhibition therapy, is a potential new treatment option to address recurrent pericarditis patients’ needs and expand the overall IL-1 inhibition market for recurrent pericarditis. Market research data demonstrate the demand for a drug with KPL-387’s potential for streamlined preparation, dosing frequency and patient-friendly administration. We believe that advancing such a drug through the clinic and, if approved, into the market will further our mission of developing therapies for patients with critical unmet need.
●	Maximizing the Potential of our other Developmental Assets. We are advancing a number of other assets in our pipeline, including KPL-1161. We use a data-first approach to guide our selection of indications and opportunities with an aim to maximize the potential of our portfolio. We believe that each of our product candidates holds the potential to offer differentiated therapy to patients, and we aim to unlock that potential through innovative research and development.
●	Exploring Opportunities to Drive Value and Maximize the Potential of Our Existing Portfolio. We have and may in the future seek collaborations, licenses and other strategic relationships to assist in advancing and expanding our current programs, as appropriate. In addition, strategic out-licensing transactions may be used as a source of non-dilutive capital to support our commercial and clinical activities.
●	Working to Identify, Discover, Acquire and Develop New Therapies. We evaluate a variety of factors for potential product candidates, technologies and discovery targets, including biologic rationale for addressing the disease, potential for regulatory approval, commercial viability, intellectual property position, prospects for favorable pricing and reimbursement and the impact of competition. We also look at assets that could potentially address multiple indications. We intend to continue to be opportunistic in our business development activities.

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

Recurrent pericarditis is the primary indication for which we are commercializing ARCALYST. It is a severe, debilitating and chronic autoinflammatory cardiovascular disease with an estimated United States prevalent population of approximately 40,000 patients seeking and receiving medical treatment. We received Breakthrough Therapy designation from the FDA for ARCALYST for the treatment of recurrent pericarditis in 2019, Orphan Drug designation from the FDA for ARCALYST for the treatment of pericarditis, which includes the treatment of recurrent pericarditis, in 2020 and FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021.

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

We believe that inhibiting both IL-1α and IL-1β signaling is important for treating recurrent pericarditis. In a published case study, a participant with a refractory form of recurrent pericarditis, who was well controlled on anakinra, was switched from anakinra to canakinumab, which inhibits only IL-1β, for tolerability reasons. The participant’s disease returned despite further dose escalation of canakinumab. When the participant was switched back to anakinra, which inhibits ILα and ILβ, the disease promptly went back into remission. These data, together with clinical data from our pivotal Phase 3 clinical trial of ARCALYST, indicate that IL-1α and IL-1β play unique roles in recurrent pericarditis and other autoinflammatory diseases in which the pathology may be driven primarily by IL-1α. Other literature published after the June 2022 completion of the phase 3 clinical trial of ARCALYST corroborated these findings in larger populations of participants.

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

In March 2021, we received FDA approval to market ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older. Claims analysis, cross validated with published estimates, support a prevalent population of patients with recurrent pericarditis seeking and receiving medical treatment to be approximately 40,000 patients in the United States per year. Our commercialization efforts are focused initially on the approximately 14,000 patients in the United States who suffer from persistent underlying disease, multiple recurrences and an inadequate response to conventional therapy. Outside of our core target patient population, there are approximately 26,000 additional patients who are experiencing their first recurrence of the disease. Further, data shows that one-third of patients with multiple recurrences continue to suffer from the disease at 5 years from their first recurrence of the disease and one-quarter continue at 8 years. We have seen that, as we expand awareness about the disease and our therapy, healthcare professionals look to prescribe ARCALYST earlier in the disease’s natural history, including prescriptions to biologic-appropriate patients in their first recurrence. We expect that continuing to execute on this strategy will enable us to target this additional patient population more fully.

Current Treatment Landscape for Recurrent Pericarditis

ARCALYST, a weekly, subcutaneously injected, recombinant fusion protein that blocks IL-1α and IL-1β signaling, is the first and only FDA-approved therapy for recurrent pericarditis. A patient’s initial acute episode of pericarditis is typically treated with NSAIDs or colchicine. Prior to ARCALYST’s approval, episodes of recurrent pericarditis would usually have been treated in a similar manner or by adding long-term systemic corticosteroids. Both colchicine and corticosteroids often have adverse effects when used at high doses or for extended periods of time. Colchicine’s adverse effects include gastrointestinal distress and neutropenia. Adverse events that may be caused by corticosteroids include glaucoma, fluid retention, hypertension, mood changes, memory changes, other psychological effects, weight gain and diabetes. Since our commercial launch of ARCALYST, we have seen a shift in the treatment paradigm, with an increasing number of healthcare professionals prescribing ARCALYST’s targeted immunomodulation before using corticosteroids. Emblematic of this paradigm shift was the recently published American College of Cardiology Concise Clinical Guidance, which prioritized IL-1 inhibition therapy as a second-line treatment after failure of first-line therapy in the auto-inflammatory phenotype. We believe this reflects a growing acceptance of ARCALYST as an effective, steroid-sparing therapy for patients with unmet need in this debilitating disease.

Clinical Trials and Collaborative Study Agreements

We have initiated a collaborative study agreement with The Mayo Clinic (together with Johns Hopkins University) to investigate the effects of ARCALYST in the treatment of cardiac sarcoidosis. The study is a Phase 2 PROBE-design study to evaluate the efficacy and safety of ARCALYST over 24 weeks of treatment in patients with cardiac sarcoidosis. The primary efficacy endpoint is change from baseline in number of segments with FDG uptake on cardiac FDG-PET scan at week 24. The following graphic shows the trial design and primary and secondary efficacy endpoints in more detail:

Commercial Strategy for ARCALYST

Since our commercial launch of ARCALYST for the treatment of recurrent pericarditis in 2021, we have developed a focused and targeted commercial strategy. Our specialty salesforce, which prioritizes calls on high-volume accounts and prescribers, is complemented by our medical affairs, payor and patient services teams who work to secure broad patient access to ARCALYST, educate communities, collaborate with patient advocacy groups and drive scientific understanding of recurrent pericarditis. Further, we have established an efficient marketing effort intended to educate and raise awareness of recurrent pericarditis among prescribers and patients and promote ARCALYST as the first and only FDA-approved treatment for this debilitating disease.

Using these resources, our commercialization efforts are focused on five strategic imperatives to increase the uptake and adoption of ARCALYST as well as ensuring a positive patient experience.

First, we are focused on increasing awareness of the disease and its impact on patients’ lives. We believe disease awareness is essential to enable physicians to diagnose recurrent pericarditis earlier in its disease course and to treat the underlying disease, rather than to manage individual flares episodically. Our sales and marketing teams work to educate patients and prescribers about the signs, symptoms, duration and treatment of the disease, and the impact that recurrent pericarditis has on patients’ lives. We have further partnered with each of NHL Hall-of-Famer Henrik Lundqvist and GRAMMY® Award-Winning Singer-Songwriter Carly Pearce as part of our Life DisRPted™ Campaign to drive awareness of recurrent pericarditis.

Second, we are working to improve the patient journey for those suffering from recurrent pericarditis. For example, in 2024 we announced our sponsorship of the American Heart Association’s Addressing Recurrent Pericarditis initiative. This initiative is designed to facilitate knowledge-sharing across a network of healthcare providers around the United States and streamline patient access to expert care. The program currently collaborates with a number of pericardial disease centers, offering patients dedicated, expert care that is designed to shorten patients’ journeys to diagnoses.

Third, we are working to establish ARCALYST as a therapy to be used in recurrent pericarditis patients as soon as appropriate after diagnosis and for the full duration of the disease. Evidence shows that, in part due to our educational efforts, prescribers are opting to prescribe ARCALYST earlier in the disease course, with real world evidence demonstrating that ARCALYST has increasingly become a second-line treatment for recurrent pericarditis, including after patients’ first recurrence. In addition, patients and prescribers are opting to treat recurrent pericarditis for its full duration of disease. This supports our overall mission to help patients lead meaningful lives with minimal flares for the full breadth of the disease’s natural history.

Fourth, we aim to secure broad patient access at a price that reflects ARCALYST’s value as the first and only FDA-approved therapy for recurrent pericarditis. Helping to ensure affordability and access to treatment by patients is one of our core principles. To this end, we offer a suite of programs to support affordability for eligible patients who are prescribed ARCALYST.

Fifth, we have built a robust patient support program to optimize patient experiences with ARCALYST and Kiniksa. Our Kiniksa OneConnect™ program offers personalized treatment support for eligible patients prescribed ARCALYST. This program is designed to ensure patients have a positive experience from initiating ARCALYST therapy through the end of their treatment.

Our Product Candidates

KPL-387

Overview

KPL-387 is an investigational, fully human immunoglobulin G2 monoclonal antibody that binds IL1-R1, inhibiting the signaling of both IL-1α and IL-1β cytokines. KPL-387 is an independently developed asset that we believe may expand the recurrent pericarditis market and provide an additional treatment option for patients, with the potential to add the convenience of monthly subcutaneous self-administration with a liquid formulation. In October 2025, the FDA granted Orphan Drug Designation to KPL-387 for the treatment of pericarditis.

We are currently conducting the Phase 2 dose-focusing portion of the Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis, with data expected in the second half of 2026. We plan to use the totality of the data to determine further development strategy. In addition, we are conducting a supplemental Phase 2 transition to KPL-387 monotherapy dosing and administration study to evaluate the efficacy and safety of dosing regimens used to transition patients from standard therapies to KPL-387 monotherapy.

Mechanism of Action

KPL-387 binds IL-1R1, inhibiting the signaling of IL-1α and IL-1β cytokines. We believe there are diseases of the cardiovascular system where tissue inflammation may be driven by IL-1α and/or IL-1β, and we intend to consider development of KPL-387 in these indications and in others where we believe IL-1α and/or IL-1β plays a key role in disease pathophysiology.

Our Solution

We are developing KPL-387 for the treatment of recurrent pericarditis, where we believe IL-1 inhibition therapies offer significant advantages over other treatment modalities. Further, we believe an IL-1 inhibitor with the potential to combine convenient monthly dosing and a patient friendly, convenient autoinjector could meet patient needs and provide an additional treatment option for recurrent pericarditis patients.

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

Phase 1 Clinical Trial

In June 2024, we initiated a Phase 1 clinical trial of KPL-387 in healthy volunteers. Topline data from the trial have shown that a single subcutaneous dose of KPL-387 maintained levels in circulation sufficient to support our belief that the drug could offer the potential for monthly subcutaneous administration in recurrent pericarditis, a chronic disease that can last for years. We aim to explore this hypothesis further during Phase 2 development.

Phase 2 Clinical Trial

In July 2025, we initiated our Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis, beginning with the Phase 2 dose-focusing portion of the study. The trial is designed to enroll up to approximately 80 patients with recurrent pericarditis who present at screening with a qualifying pericarditis episode despite treatment with conventional oral therapies. The primary efficacy endpoint is time to treatment response and time to CRP normalization (CRP ≤ 0.5mg/dL). We expect data from this trial in the second half of 2026 and plan to use the totality of the data to determine further development strategy. The following graphic shows the trial design in more detail:

KPL-387 Phase 2/3 Recurrent Pericarditis Clinical Trial

Phase 2: Dose-focusing study

DOSE-FOCUSING : TREATMENT PERIOD
(WEEKS 0-24)
Screening
R
1:1:1:1
KPL-387 300mg SC q2wk
KPL-387 300mg SC q4wk
KPL-387 100mg SC q2wk
KPL-387 100mg SC q4wk
LONG-TERM EXTENSION
(UP TO 24 MONTHS)[2]
NSAIDs and/or colchicine[1]
KPL-387 Monotherapy

Population:

- Up to ~80 patients diagnosed with RP presenting at screening with a qualifying pericarditis episode despite treatment with conventional oral therapies.

Phase 2 Primary Efficacy Endpoint

- Time to Treatment Response[3]

Phase 2 Key Secondary Endpoints

- Time to Pain Response
- Time to CRP normalization (CRP ≤ 0.5 mg/dL).

1) KPL-387 will be administered in addition to conventional oral pericarditis medications (NSAIDs and/or colchicine) from baseline to Week 1 and then weaned off pericarditis medications to achieve KPL-387 monotherapy by Week 2. Participants previously treated with glucocorticoids must have discontinued their use at least 72 hours prior to first study drug administration; 2) Up to 24 months or the time KPL-387 is approved for commercial use in that region to treat recurrent pericarditis; 3) Treatment Response is defined as Pain Response (NRS score ≤ 2 on the 11-point daily pericarditis pain NRS) and at least one CRP level ≤ 0.5 mg/dL within 7 days before or after the Pain Response.

NSAID = non-steroidal anti-inflammatory drug; RP = recurrent pericarditis; CRP = C-reactive protein; NRS = numerical rating scale (for chest pain); R = randomization; SC = subcutaneous

In addition, we are conducting a supplemental Phase 2 transition to KPL-387 monotherapy dosing and administration study to evaluate the efficacy and safety of dosing regimens used to transition patients from standard pericarditis therapies to KPL-387 monotherapy. The trial is designed to enroll up to 80 participants with well-controlled recurrent pericarditis receiving standard therapies (NSAIDS and/or colchicine, glucocorticoids and/or IL-1α and IL-1β inhibition). The following graphic shows the trial design in more detail:

Transition to KPL-387 Monotherapy Dosing & Administration Study

Supplemental Phase 2 study evaluating efficacy and safety of various dosing regimens used to transition patients to KPL-387 monotherapy from standard therapies

Phase 2 Transition to KPL-387 Monotherapy Dosing & Administration
(Weeks 0-16)
Long-Term Extension
(Up to 24 months3)
Prior Therapies
NSAIDs and/or colchicine
glucocorticoids2
anakinra
rilonacept
Open-Label KPL-387 SC
LONG-TERM EXTENSION
Open-Label KPL-387 SC3

Population

- Up to ~80 participants with well-controlled RP[1] receiving standard therapies: NSAIDs and/or colchicine, glucocorticoids[2], and/or IL-1α and IL-1β inhibition (anakinra or rilonacept)

Study Objective

- To evaluate the efficacy/safety of dosing regimens used to transition patients with well-controlled RP to KPL-387 monotherapy from stable prior treatment with standard therapies

1) No recurrence within 3 months prior to baseline; CRP < 0.5 mg/dL within 14 days of Baseline and NRS ≤ 3 at Baseline; no clinical worsening or suspicion of impending recurrence; 2) Glucocorticoids or IL-1 pathway inhibitors may be used alone or in combination with NSAIDs and/or colchicine; 3) Up to 24 months or the time KPL-387 is approved for commercial use in that region to treat recurrent pericarditis.
NSAID = non-steroidal anti-inflammatory drug; RP = recurrent pericarditis; SC = subcutaneous

KPL-1161

KPL-1161 is an independently developed, pre-clinical, Fc-modified immunoglobulin G2 monoclonal antibody that binds IL-1R1, inhibiting IL-1α- and IL-1β-mediated signaling. KPL-1161 is a modified version of KPL-387 designed to have an increased drug half-life that we believe could support quarterly subcutaneous dosing. We are currently conducting pre-clinical development of this asset and plan to initiate a Phase 1 first-in-human clinical trial of KPL-1161 by the end of 2026.

Abiprubart

Abiprubart is an investigational monoclonal antibody inhibitor of CD40-CD154 costimulatory interaction. We previously announced a Phase 2b clinical trial of abiprubart in Sjögren’s Disease. In February 2025, we announced our plans to discontinue development of abiprubart in the indication and explore strategic alternatives for the asset. We previously conducted a proof-of-concept Phase 2 clinical trial of abiprubart in RA and a Phase 2b clinical trial of abiprubart in Sjögren’s Disease. We believe that disrupting the CD40-CD154 co-stimulatory interaction is an attractive approach to addressing multiple autoimmune disease pathologies. We also believe that abiprubart’s ability to be administered in a high-concentration subcutaneous formulation that enables monthly dosing potentially distinguishes it from other competitors.

Discovery Activities

We conduct internal discovery activities directed toward wholly owned molecules for the treatment of debilitating disease targets where we believe there to be a strong mechanistic rationale and potential for clear differentiation from existing approved agents or those in development.

Manufacturing

We do not currently own or operate any late-stage manufacturing facilities. Although we have built a development and manufacturing facility to produce drug substance to support certain research, preclinical and other clinical development for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain of our early-stage product candidates for the majority of our clinical development efforts, as well as for the commercial manufacture of ARCALYST and our future products. Regeneron currently manufactures and supplies all of our requirements of ARCALYST for development and commercial activities pursuant to the Supply Agreement (as defined below). The Supply Agreement terminates upon the sooner of the termination of the Regeneron Agreement and the date of the completion of the transfer of technology related to the manufacture of ARCALYST drug substance. We are currently conducting a transfer of technology related to the manufacturing process of ARCALYST drug substance and the analytical testing methods of ARCALYST drug substance and drug product. As part of this process, we are working with Samsung, who will serve as the new manufacturer of ARCALYST drug substance and CTLs who will serve as the new analytical testing labs of ARCALYST drug substance and drug product. See, Risk Factors – Risks Related to Manufacturing and Our Reliance on Third Parties – We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to Samsung and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.” Fill-finish, labeling, packaging and shipping services are conducted by additional third-party contractors.

We also have engaged CDMOs to produce our clinical product candidates. We intend to use such CDMOs for development and scale-up work for any future clinical trials and eventual commercialization of such product candidates, if approved.

We require our CDMOs to conduct manufacturing activities in compliance with current good manufacturing practice or comparable foreign requirements (“cGMP”). We have assembled a team of experienced employees and consultants to provide the necessary technical, quality and regulatory oversight of our CDMOs. We currently perform most process development internally but are reliant on CDMOs for late-stage clinical product manufacturing, process qualification, validation and commercial supply. We anticipate that the CDMOs currently manufacturing our product candidates will have the capacity to support both future clinical supply and commercial-scale production, but we do not have any formal agreements at this time with any of such CDMOs to cover commercial production. We also may elect to pursue additional CDMOs for manufacturing supplies of drug substance and finished drug product in the future.

Our reliance on third parties to manufacture certain of our products and product candidates exposes us to risks, and any technology transfer of the manufacturing process for our products or product candidates may be subject to a number of risks and uncertainties, see “Risk Factors – Risks Related to Manufacturing and Our Reliance on Third Parties.”

Commercial Operations

Our commercial team combines years of pharmaceutical commercial leadership experience with a passion for helping patients with significant unmet medical need. Since March 2021, we have marketed ARCALYST, our only commercial product, in the United States for recurrent pericarditis and have established our own specialty salesforce to expand our commercialization efforts nationwide. For more information, see “Business—Our Products—ARCALYST – Commercial Strategy for ARCALYST.”

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

Competition poses a number of risks to our company, with a number of competitive factors affecting our ability to market and commercialize our products and product candidates. For more information, see “Risk Factors—Risks Related to Competition, Executing our Strategy and Managing Growth—We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.”

We are aware of the following drugs currently marketed or in clinical development for the treatment of the diseases that we are targeting or may plan to target:

ARCALYST

Recurrent Pericarditis: We are not aware of any other FDA-approved therapies for recurrent pericarditis, but we are aware of several competitors developing treatments for this indication. CardiolRx is an oral cannabidiol being developed by Cardiol Therapeutics in a Phase 3 clinical trial, targeting patients who are discontinuing treatment with an IL-1 blocker. R-Pharm International is developing goflikicept, which is a cytokine trap that inhibits IL-1α/IL-1β-induced signaling. This drug is approved and marketed in Russia but with no currently active trial in the United States. Ventyx Biosciences is developing VTX2735, which is designed to inhibit the NLRP3 inflammasome, an intracellular sensor of a broad range of danger signals, that leads to the production and release of IL-1β and IL-18. In addition to their development program in CAPS, Ventyx Biosciences is conducting a Phase 2 trial of VTX2735 in recurrent pericarditis, which began in January 2025. In January 2026, Ventyx Biosciences announced that it had entered into a definitive agreement to be acquired by Eli Lilly and Company (this acquisition is expected to close in the first half of 2026). Monte Rosa Therapeutics is developing MRT-8102 (a molecular glue degrader targeting NEK-7) and has announced plans to expand their ongoing Phase 1 proof-of-concept studies in individuals at high risk for cardiovascular disease and are planning to initiate a Phase 2 study in patients with atherosclerotic cardiovascular disease. They have indicated that they continue to evaluate additional indications including recurrent pericarditis.

Dual IL-1α and IL-1β Inhibition: Other drugs, while not approved for the treatment of recurrent pericarditis, also inhibit IL-1α/IL-1β-induced signaling. Anakinra (KINERET), marketed by Swedish Orphan Biovitrum AB, is currently approved for use in RA, CAPS and DIRA, and lutikizumab (a bispecific antibody targeting IL-1α andIL-1β) is being developed by Abbvie for the treatment of hidradenitis suppurativa, ulcerative colitis, atopic dermatitis, psoriatic arthritis, rheumatoid arthritis, and Crohn’s Disease.

IL-1β Inhibition Alone: There are also drugs that inhibit IL-1β-induced signaling but do not inhibit IL-1α-induced signaling. Canakinumab (ILARIS), marketed by Novartis Pharmaceuticals Corporation, is currently approved for use in CAPS, Tumor Necrosis Factor Receptor Associated Periodic Syndrome (TRAPS), Hyperimmunoglobulin D Syndrome (HIDS), Mevalonate Kinase Deficiency (MKD), Familial Mediterranean Fever (FMF), Adult Onset Still’s Disease (AOSD), Systemic Juvenile Idiopathic Arthritis (SJIA) and gout flares.

Other Competitors. We are also aware of several other molecules that do not directly compete with our approved indications for ARCALYST but nonetheless target IL-1α and/or IL-1β directly or indirectly. Development programs targeting IL-1α and/or IL-1β directly or indirectly via the NLRP3 inflammasome include: ZYIL-1 (by Zydus Lifesciences in amyotrophic lateral sclerosis); HT-6184 (by Halia in myelodysplastic syndromes, inflammatory pain); OLT1177 (by Olatec Therapeutics in osteoarthritis of the knee and acute gout flares); DFV-890 (by Novartis in FCAS); MAS-825 (by Novartis for the treatment of hidradenitis suppurativa and Still’s disease); Selnoflast (by Roche, no indications announced); NT-00249 (by NodThera, no indications announced); NT-0796 (by NodThera in obesity); Somalix and Inzomelid (by Roche, no indications announced); VTX-3232 (by Ventyx Bioscience in Parkinson’s); SSGJ-613 (by Sunshine Guojian Pharmaceuticals in acute gout); Natrunix (by XBIOTECH Inc in rheumatoid arthritis, axial spondylarthritis); AVTX-009 (by Avalo Therapeutics in hidradenitis suppurativa); CAN-10 (by Cantargia in healthy subjects and plaque psoriasis); PCRX-202 (by Pacira Biosciences, osteoarthritis of the knee), SAR445399 (by Sanofi in hidradenitis suppurativa); LAD191/ALM27134 (by Almirall in hidradenitis suppurativa) and VENT-02 (by Ventus Therapeutics, no indications announced). There are also therapies that modulate IL-1α-induced signaling in preclinical and clinical development for diseases other than recurrent pericarditis from Johnson & Johnson and XBIOTECH USA, INC. In addition, Invea Therapeutics is developing INVA8003, a small-molecule inhibitor targeting apoptosis-associated speck-like protein containing a caspase activation and recruitment domain, with a stated intent to prioritize an indication for which injectable IL-1α and/or IL-1β therapies are already approved.

KPL-387

Since we currently expect to develop KPL-387 for the treatment of recurrent pericarditis, we believe that it will compete with the same assets as those described under “Business—Competition—ARCALYST”, which includes a number of drugs that target IL-1α and/or IL-1β.

For recurrent pericarditis, there are a number of drugs in development that explore alternative dosing methods and frequencies to the once-weekly subcutaneous dosing method of ARCALYST, the only currently FDA-approved treatment. Both CardiolRx and VTX2735, in Phase 3 and 2 development by Cardiol Therapeutics and Ventyx Biosciences, respectively, are being investigated for oral administration. Goflikicept, currently marketed solely in Russia, though with prior clinical studies conducted in the United States, is dosed subcutaneously every two weeks following an initial loading dose. We expect that additional therapies offering even more convenient dosing and administration, including those listed in the sections above, may enter the market, including therapies that offer quarterly dosing. For KPL-387 to succeed on a commercial basis, if approved, we expect that it will need to compete against such drugs by offering a more convenient dosing regimen and/or an improved risk-benefit profile than other available options.

Abiprubart

There are various programs in clinical development antagonizing the CD40 / CD154 costimulatory pathway; however, we believe the high concentration liquid formulation of abiprubart may enable chronic subcutaneous dosing at a higher dose level than other similar drugs, which could be a key differentiator.

Amgen is developing Dazodalibep (anti-CD40L) for the treatment of Sjogren’s Syndrome with Moderate to Severe Systemic Disease Activity. Sanofi S.A./ImmuNext Inc. are developing frexalimab (anti-CD40L) for the treatment of Relapsing Multiple Sclerosis, Non-relapsing Secondary Progressive Multiple Sclerosis, Systemic Lupus Erythematosus, Type 1 Diabetes and Focal segmental glomerulosclerosis. Biogen, Inc. and UCB S.A. are developing dapirolizumab pegol (anti-CD40L) for the treatment of moderately to severely active Systemic Lupus Erythematosus. Eledon Pharmaceuticals, Inc. is developing tegoprubart (anti-CD40L) for use by patients undergoing kidney transplantation. AbbVie is developing Ravagalimab (anti-CD40) for the treatment of moderately to severely active Rheumatoid Arthritis. H. Lundbeck A/S is developing Lu AG22515 (bi-specific, anti-CD40L & Albumin (scFv)2-Fab) for the treatment of moderate to severe thyroid eye disease. Tonix Pharmaceuticals, Inc is developing TNX-1500 (anti-CD40L) for use in kidney transplant recipients. Innovent Bio is developing IBI-355 (anti-CD40L, no indication announced).

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

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. In total, we have recognized $50.0 million in additional payments from Genentech related to delivery of certain drug material to Genentech and Genentech’s achievement of development milestones under the Genentech License Agreement. We remain eligible to receive up to approximately $570.0 million in additional contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling our upstream financial obligations to Biogen, Inc. (as further described in Note 13 to our consolidated financial statements included elsewhere in this Annual Report). We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

Absent early termination, the Genentech License Agreement will continue until there are no more royalty or other payment obligations owed to us. Genentech has the right to terminate the Genentech License Agreement at its discretion with prior written notice and either party may terminate the Genentech License Agreement in the event of an uncured material breach of the other party or in the case of insolvency of the other party. In addition, the Genentech License Agreement will terminate upon termination of our upstream license agreement related to vixarelimab.

Huadong Collaboration Agreements

In February 2022 we entered into two collaboration and license agreements (each, a “Huadong Collaboration Agreement” and together, the “Huadong Collaboration Agreements”) with Huadong, pursuant to which we granted Huadong exclusive rights to develop and commercialize ARCALYST and develop, manufacture and commercialize mavrilimumab in each case in a territory currently consisting of the following countries: People’s Republic of China, Hong Kong SAR, Macao SAR, Taiwan Region, Indonesia, The Philippines, Thailand, Bangladesh, Bhutan, Brunei, Burma, Cambodia, India, Laos, Malaysia, Maldives, Mongolia, Nepal, New Zealand, Sri Lanka and Vietnam (collectively, the “Huadong Territory”). We otherwise retained our rights to ARCALYST and mavrilimumab outside the Huadong Territory.

In April 2025, we and Huadong entered into a mutual termination agreement pursuant to which we agreed to terminate the mavrilimumab Huadong Collaboration Agreement and release all claims related thereto. The ARCALYST Huadong Collaboration Agreement remains in effect.

Under the Huadong Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which includes $12.0 million for the Huadong Territory license of ARCALYST and $10.0 million for the Huadong Territory license of mavrilimumab. In the fourth quarter of 2024, following the achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20.0 million, which was received in the first quarter of 2025. We remain eligible to receive up to approximately $50.0 million in sales-based milestone payments for ARCALYST. Due to its termination, we do not expect to receive any future payments under the mavrilimumab Huadong Collaboration Agreement. Huadong will also be obligated to pay us tiered percentage royalties ranging from the low to mid-teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory.

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

Absent early termination, the ARCALYST Huadong Collaboration Agreement will continue on a country-by-country or region-by-region basis until there are no more royalty payments owed to us in such country or region. Huadong has the right to terminate the ARCALYST Huadong Collaboration Agreement at its discretion upon 12 months’ notice and either party may terminate the ARCALYST Huadong Collaboration Agreement in the event of an uncured material breach of the other party or in the case of insolvency of the other party. In addition, we may terminate the ARCALYST Huadong Collaboration Agreement if Huadong or its affiliates or sublicensees challenges the scope, validity or enforceability of our patent rights being licensed to Huadong. If Huadong and its affiliates do not conduct any material development or commercialization activities for ARCALYST in the People’s Republic of China for a continuous period of longer than six months, then, subject to certain exceptions, we may terminate the ARCALYST Huadong Collaboration Agreement with 60 days’ prior written notice. In addition, Huadong’s rights under the ARCALYST Huadong Collaboration Agreement in certain regions within the Huadong Territory may be subject to termination upon failure by Huadong to perform certain clinical, development or commercialization activities, as applicable, in such regions.

In-Licensing Agreements

License Agreement with Regeneron

In September 2017, we entered into a license agreement with Regeneron (the “Regeneron Agreement”)”), pursuant to which we were granted an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize ARCALYST worldwide, excluding the Middle East and North Africa, for all indications other than those in oncology and local administration to the eye or ear. Upon receiving positive data in RHAPSODY, our pivotal Phase 3 clinical trial of ARCALYST, Regeneron transferred the biologics license application (“BLA”) for ARCALYST to us. In March 2021, when the FDA granted approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older, we assumed the sales and distribution of ARCALYST for CAPS and DIRA in the United States.

Under the Regeneron Agreement, we paid $32.5 million in connection with upfront fees and the achievement of regulatory milestones. We evenly split profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) our cost of goods sold for product used, sold or otherwise distributed for patient use by us; (ii) customary commercialization expenses, including the cost of our field force and (iii) our cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits. To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of us and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. We also evenly split with Regeneron any proceeds received by us from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties.

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

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our drug candidates, manufacturing and process discoveries and other know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We plan to protect our proprietary position using a variety of methods, which include pursuing United States and foreign patent applications related to our proprietary technology, inventions and improvements, which can include compositions of matter, drug product formulations, methods of use and methods of manufacture. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

ARCALYST

We have a field-specific exclusive license under the Regeneron Agreement to granted patents and pending applications in the United States and numerous other jurisdictions relating to ARCALYST. A United States patent covering ARCALYST as a composition of matter expired in 2020, and relevant composition of matter patents issued outside of the United States expired in 2023. Five patents covering methods of using ARCALYST in the treatment of recurrent pericarditis have issued in the United States and have a statutory term that expires in 2038, not including any patent term adjustment. In March 2021, the FDA granted approval for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older, which granted us seven years of marketing exclusivity in the United States. See “Business—In-Licensing Agreements – License Agreement with Regeneron” above for additional information on our rights under the Regeneron Agreement.

KPL-387

We own pending patent applications relating to KPL-387, which cover formulations and methods of manufacturing KPL-387. If issued, such patents will have statutory expiration dates in 2045, not including any patent term extensions or adjustments. As of December 31, 2025, one patent covering KPL-387 formulations has issued in the United States, expiring in 2045, not including any patent term extensions. We also own a pending patent application covering methods of using KPL-387 in the treatment of recurrent pericarditis. If issued, patents covering methods of using KPL-387 in treating recurrent pericarditis will have statutory expiration dates in 2046, not including any patent term extensions or adjustments. If we are successful in obtaining regulatory approval of KPL-387 for the treatment of recurrent pericarditis, we also expect to rely on data exclusivity and orphan exclusivity (if we satisfy the criteria for orphan drug exclusivity at the time of approval and thereafter) to protect our market position. For example, in the United States, a new biologic product receives 12 years of data exclusivity upon receiving regulatory approval. In the EU, a new product generally receives eight years of data exclusivity and an additional two years of market exclusivity upon regulatory approval. See “Business –Government Regulation” below for additional information on regulatory exclusivities.

KPL-1161

We own a pending patent application relating to KPL-1161, which covers composition of matter. If issued, patents covering the composition of matter will have statutory expiration dates in 2046, not including any patent term extensions or adjustments.

Abiprubart

We own, via our acquisition of Primatope, granted patents and pending patent applications in the United States and numerous other jurisdictions relating to abiprubart. We also have an exclusive license with BIDMC to granted patents and pending patent applications in the United States and numerous other jurisdictions relating to abiprubart. These patents and patent applications cover abiprubart as a composition of matter and its use. As of December 31, 2025, the patent rights acquired from Primatope include four patents granted in the United States and 32 patents granted in other jurisdictions, including Australia, Brazil and selected countries in Europe and Asia. In addition, the patent rights acquired from Primatope include patent applications pending in the United States, Australia, Europe, Canada and selected countries in Asia. The issued composition of matter patents acquired from Primatope have statutory expiration dates in 2036, not including any patent term extensions or adjustments. As of December 31, 2025, the patent rights licensed from BIDMC include two patents granted in the United States and 58 patents granted in other jurisdictions, including Australia, Canada and selected countries in Europe and Asia. In addition, the patent rights licensed from BIDMC include patent applications pending in the United States, Europe and Canada. The issued composition of matter patents licensed from BIDMC have statutory expiration dates in 2032, not including any patent term extensions or adjustments. Patent term extension could extend the expiration date of one patent in the United States and patents in certain other jurisdictions, each in accordance with applicable law.

Other Intellectual Property

In addition to the above, we maintain certain other intellectual property, including patents, trademarks and know-how, related to our other assets, pre-clinical development and broader Kiniksa brand.

There can be no assurances that patents will issue from any of our pending patent applications or that any of our existing patents may be extended. See “Risk Factors—Risks Related to Intellectual Property.”

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

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

●	Completion of extensive preclinical tests; animal studies; and toxicology, pharmacology and formulation studies in accordance with applicable regulations, including the FDA’s good laboratory practice (“GLP”) regulations, or similar foreign standards;
●	Submission to FDA of an investigational new drug application (an “IND”) which must become effective before human clinical trials may begin;
●	Approval by an independent institutional review board (an “IRB”) overseeing each clinical trial site, in each case before a trial may be initiated;
●	Performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practices (“GCPs”) and other clinical trial related regulations to evaluate the safety and efficacy of the product candidate for each proposed indication;
●	Submission to FDA of a BLA for marketing approval after completion of the required pivotal clinical trials;
●	Satisfactory completion of any FDA pre-approval inspections of the manufacturing facility or facilities where the product will be produced to assess compliance with cGMPs; and
●	FDA review and approval of the BLA.

Preclinical Studies

Before testing any biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. The preclinical development stage generally involves laboratory evaluations of the chemistry, formulation and stability of the product candidate, as well as animal trials to evaluate toxicity. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP regulations. Before conducting a clinical trial in the United States, the sponsor must provide the results of the preclinical studies as part of an IND submitted to the FDA, along with other information, including information about chemistry, manufacturing and controls (“CMC”). An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA places the clinical trial on hold and the IND sponsor must resolve any outstanding issues before clinical trials can proceed.

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

Some clinical trials also include oversight by an independent group of qualified experts organized by the clinical study sponsor, commonly known as a Data Safety Monitoring Board (a “DSMB”) or Data Monitoring Committee (a “DMC”), which may recommend continuation of a trial as planned, changes in the trial or cessation of the trial at designated check points based on access to certain data from the trial. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to participants. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

●	Phase 1 clinical trials generally involve a small number of participants, who are usually healthy participants (Phase 1a), although Phase 1 clinical trials can, in certain circumstances, involve patients with the target disease or condition (Phase 1b). The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability and safety of the drug.
●	Phase 2 clinical trials involve studies in participants with the target disease or condition to determine the optimal dose and dosing schedule. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.
●	Phase 3 clinical trials generally involve a larger number of participants at multiple, geographically dispersed clinical trial sites and are designed to provide the data necessary to demonstrate the effectiveness of the product candidate for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product candidate and provide an adequate basis for product labeling and approval.

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

Before approving a BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs and are adequate to ensure consistent product production within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with GCP requirements and integrity of the clinical data submitted to the FDA.

Additionally, the FDA may refer applications for novel biologic candidates, which present challenges in interpretation of the safety or efficacy data, to an Advisory Committee, typically a panel that includes clinicians and other experts appointed by the FDA Commissioner or a designee, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions on approval.

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

A product candidate intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a product receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify the predicted clinical benefit. A product that receives accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Post-approval Requirements

Once a BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs and biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet and social media. Drugs and biologics may only be marketed for the approved indications and in accordance with the provisions of the approved labeling.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
●	refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	injunctions or the imposition of civil or criminal penalties; and
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

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

Regulatory Framework in the European Union

Clinical Trials

Clinical trials of medicinal products in the European Union (“EU”) are governed by the Clinical Trials Regulation (EU) No 536/2014 (the “CTR”), which became applicable on January 31, 2022, and repealed the Clinical Trials Directive. The CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System (“CTIS”), which contains a centralized EU portal and database. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

While the Clinical Trials Directive required a separate clinical trial application (a “CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned to streamline the regulatory review. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include information concerning the trial protocol and the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized. For each clinical trial submitted in CTIS, one reporting member state will lead the assessment process for those elements of the clinical trial application that are common throughout the EU, and member states concerned by the application may raise objections to the reporting member state’s assessment. Each member state is responsible for assessing the elements specific to its own territory, including ethics rules. Once the CTA is approved, clinical study development may proceed. Documents and data from the CTA are made publicly available through CTIS at time of decision about the clinical trial, subject to the redaction of personal data and confidential information.

Since January 2025, all clinical trials (including those which are ongoing but approved under the previous legal framework) are regulated by the CTR.

Medicines used in clinical trials must be manufactured in accordance with cGMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization (an “MA”). To obtain a MA of a product candidate in the EU, we must submit a MA application (an “MAA”). The process for doing this depends, among other things, on the nature and therapeutic category of the medicinal product. There are two types of MAs that can be granted by the relevant competent authorities:

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

substance not yet authorized in the EU, or for products that represent a significant therapeutic, scientific or technical innovation or whose authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding any procedural clock stops. Clock-stops are periods during which the evaluation is paused to allow the applicant sufficient time to provide additional information in response to questions asked by the CHMP.
●	“National MAs” are granted by the competent authorities of the EU member states, only cover their respective territory and are available for medicinal products that fall outside the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in one or more additional member states through the Mutual Recognition Procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in two or more member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state. Consistent with EU pharmaceutical law requirements, in order to grant the MA, the competent authorities of the EU assess the risk-benefit balance of the product against the scientific criteria relating to its quality, safety and efficacy.

MAs have an initial duration of five years. After this period, the authorization may be renewed and its validity extended, subject to a satisfactory reevaluation of the risk-benefit balance of the product.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. A conditional MA is subject to specific obligations such as generating comprehensive evidence to confirm the benefit-risk balance of the product. It is valid for one year and must be renewed annually until all conditions are fulfilled. Once outstanding data are provided and satisfactorily assessed, the conditional MA can be converted into a standard (traditional) MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed or may be revoked.

Data and Marketing Exclusivity

The EU also provides opportunities for marketing exclusivity. Newly authorized products that qualify as reference medicinal products – based on a complete, stand-alone dossier consisting of pharmaceutical, non-clinical and clinical trial data – receive eight years of data exclusivity, followed by additional two years of marketing exclusivity upon receiving an MA. During the data exclusivity period in the EU, biosimilar applicants are not permitted to rely on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a biosimilar MA. Once the eight-year data exclusivity has expired, a biosimilar MAA can be submitted and approved. However, no biosimilar product can be commercialized until the full ten-year exclusivity period has expired. The overall ten-year data and marketing exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Approval of a biosimilar differs from the conventional regulatory process for approving generic products because biosimilars do not meet the definition of a generic medicinal product. This is primarily due to differences in raw materials or manufacturing processes or the complex nature of biological products. Approval of a biosimilar require submission of appropriate preclinical or clinical trial results. The EMA and its advisory committees have developed detailed guidelines specifying the type of supplementary data that should be provided for different classes of biological products. These guidelines outline the evidence necessary to demonstrate that the biosimilar is comparable to the reference product in terms of quality, safety, and efficacy. Currently, there exist no specific guidelines for complex biological products, such as gene or cell therapy medicinal products. The EMA has indicated that guidance for such complex biological products may be developed in the future, taking into account advancements in scientific knowledge and regulatory experience as they are gained.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU, are broadly similar to those in the United States with the additional requirement in the EU to demonstrate significant benefit during the designation procedure. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, the competent authorities cannot accept another MAA, grant an MA or accept an application to extend a MA for a similar product for the same indication. Orphan Drug designation does not confer any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the first approved product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder cannot supply sufficient quantities of the approved orphan medicinal product.

Pediatrics Development

In the EU, MAAs for new medicinal products must be accompanied by the results of studies contained in a pediatric investigation plan (a “PIP”) agreed with the EMA’s Pediatric Committee (the “PDCO”), unless a deferral or a waiver applies. The PIP sets out the timing and measures proposed to generate the necessary data determining the conditions in which a medicinal product may be authorized to treat the pediatric population. The PDCO can grant a deferral of the obligation, allowing the requirement to carry out some or all of the measures of the PIP to be postponed until sufficient data are available to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when such data are necessary or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, regardless of whether those results would lead to approval of a pediatric indication, the product is eligible for six months’ supplementary extension of the basic patent protection under a supplementary protection certificate (if one is in effect at the time of approval) or, in the case of orphan medicinal products, a two-year extension of the ten-year orphan market exclusivity may be granted under the same conditions. An extension of a supplementary protection certificate cannot be granted for orphan medicinal products, and only one of these incentives may be awarded.

PRIME Designation

In the EU, innovative products that address conditions with an unmet medical need – either because no treatment option exists or because they can offer a major therapeutic advantage over existing treatments– may be eligible for early and proactive support. Such products can benefit from a range of expedited development and review programs, including the Priority Medicines (“PRIME”) scheme, which shares a common objective with the US Breakthrough Therapy designation to optimize and accelerate the development and regulatory assessment of promising therapies. The benefits of a PRIME designation include the appointment of a rapporteur before submission of an MAA, early dialogue and scientific advice at key development milestones and the potential to qualify products for accelerated review earlier in the application process. Product developers that benefit from PRIME designation may be eligible for accelerated assessment (in 150 days instead of 210 days), which may be granted for medicinal products of major interest from a public health perspective or that target an unmet medical need, but this is not guaranteed.

Post-approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the EU member states. The holder of an MA for a medicinal product must also comply with pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. The holder of a MA must establish and maintain a pharmacovigilance system and appoint a qualified person for pharmacovigilance (a “QPPV”) who is responsible for the establishment and maintenance of that system. MA holders required to record all suspected adverse reactions within and outside the EU and report all serious suspected adverse reactions expeditiously. In addition, MA holders are required to submit periodic safety update reports (“PSURs”) or periodic benefit-risk evaluation reports to evaluate the benefit-risk balance of a medicinal product at defined time points after its authorization.

All new MAAs must include a risk management plan (“RMP”), describing the risk management system consisting of a set of pharmacovigilance activities and interventions designed to identify, characterize, prevent or minimize the risks relating to a medicinal product, including the assessment of those activities and interventions. The RMP must be updated whenever new information becomes available that significantly impacts its content. The regulatory authorities may also impose specific obligations as a condition of the MA. These risk-minimization measures or post-authorization requirements may include additional safety monitoring, more frequent submission of PSURs or the conduct of additional clinical trials or post-authorization safety studies.

Advertising and promotion of medicinal products are subject to strict legal requirements, including those governing interactions with healthcare professionals, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the specific rules are set out in national regulations and the codes of conduct of various trade associations within each member state for the rules to be enforced. As a result, the detailed requirements and enforcement practices can vary from country to country.

Failure to comply with EU and national laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of medicinal products, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant an MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws. However, under the terms of the Ireland/Northern Ireland Protocol, EU laws applied to Northern Ireland. In February 2023, the EU and UK reached an agreement, known as the Windsor Framework, on the future of trade with Northern Ireland, which amends certain aspects of the Northern Ireland protocol. Pursuant to the Northern Ireland protocol, different medicinal product regulatory regimes applied in Great Britain (being England, Scotland and Wales) and Northern Ireland. In particular, Northern Ireland was bound by EU law concerning medicinal products, whereas Great Britain was not. The Windsor Framework corrects this by disapplying EU pharmaceutical law in Northern Ireland and ensuring regulatory continuity between Great Britain and Northern Ireland. In practice this means that, since these provisions took effect on January 1, 2025, medicinal products destined for sale in both Great Britain and Northern Ireland must be sold under one marketing authorization (MA), and in the same packaging and labelling.

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

To be used or sold in the UK, a drug must have a valid MA granted through the national application process. National applications are governed by the Human Medicines Regulations (SI 2012/1916). Applications are made electronically through the MHRA Submissions Portal. The MHRA operates fixed submission and assessment timetables for innovative medicines applications to facilitate consultation with its statutory advisory committee, the Commission on Human Medicines (“CHM”). The MHRA assessment procedure for a MA application involves an initial evaluation, including orphan designation if applicable, and consultation with expert advisory groups as needed. By Day 90, applicants receive a consolidated request for information (“RFI”), which pauses the review clock until a complete response is submitted electronically. Responses are assessed by Day 150, with further RFIs issued for minor issues or a CHM letter for major objections. Each subsequent RFI requires a complete response within three months, and the clock is restarted upon submission. Applicants may make written or oral representations to the CHM if major objections remain. Final compliance checks are conducted once all issues are resolved, and the MHRA issues a grant or refusal letter specifying any conditions and the MA expiry date. The entire assessment process is designed to be completed within 210 calendar days, excluding any procedural clock-stops for additional information or representations. The innovative medicines timetable allows for a positive decision within 150 clock-on days if all issues are resolved following one round of questions. Where there are outstanding issues at Day 150, we will come to a final decision as soon as possible and within 210 clock-on days. The innovative medicines timetable allows for a positive decision within 150 clock-on days if all issues are resolved following one round of questions. Where there are outstanding issues at Day 150, we will come to a final decision as soon as possible and within 210 clock-on days.

In addition, the MHRA 150-day accelerated review is a specialized, fast-track national MA procedure designed for innovative medicines, new active substances, and biosimilars, aiming for a decision in 150 "clock-on" days rather than the standard 210. It requires high-quality applications, typically involving one round of questions and a 60-day cool-down period for responses.

On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Recognition Procedure (“IRP”) for MAAs. The IRP applies from January 1, 2024, and replaces existing EU decision reliance procedure. to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows the MHRA to take into account the assessment and decision-making of the ‘Reference Regulators” to perform a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. There exist two recognition timetables for new IRP MAAs: IRP Route A (60 days) and IRP Route B (110 days), both starting from validation. Eligibility is determined via an applicant-completed form six weeks before submission. Recognition A applies to applications with Reference Regulator approval within the past two years, with no clock stop, but may revert to Recognition B if major objections arise. IRP Route B covers Reference Regulator approvals within the past ten years (or exceptionally older) and applies if specific criteria, such as conditional approvals, manufacturing changes, or UK-specific requirements, are met. IRP Route B allows for consultation with the CHM and aligns with CHM dates for new active substances. Applications not eligible for either timetable may be submitted as full national applications if MHRA requirements are met. IRP can be used for post-authorization measures including line extensions, variations, and renewal application.

There will be no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same as the EU rules, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.

Rest of the World Regulation

For other countries outside of the EU and the United States, such as countries in Eastern Europe, Latin America, Asia or Japan, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other Healthcare Laws

In the United States, activities of pharmaceutical manufacturers are subject to numerous other federal, state and local laws designed to, for example, prevent “fraud and abuse” in the delivery of and payment for healthcare; promote transparency in interactions with others in the healthcare industry; require reporting of drug prices and payment of rebates or offering of discounts to certain government programs and public and private payors; protect consumers; and regulate government payment for drugs. These laws are enforced by various federal and state enforcement authorities and non-compliance, or alleged non-compliance, with such laws could adversely affect our reputation, our business and our financial results. Similar laws exist in foreign jurisdictions, including the EU, as well.

We may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws (which typically prohibit soliciting, offering, receiving or paying anything of value to generate healthcare business reimbursable by third party payors, including Medicare and Medicaid) and false claims laws (which generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any false or fraudulent claims for payment for reimbursed drugs or services to third party payors, including Medicare and Medicaid). Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of approved biological products. Governments around the world are exploring cost containment programs, including price controls, reimbursement restrictions and requirements for biosimilar substitution. In the United States and markets in other countries, patients rely on third party payors to reimburse healthcare costs. Third party payors include government authorities or health care programs, managed care plans, private health insurers and other organizations.

In the United States, the process for determining whether a third party payor will provide coverage and the related coverage criteria for a biological product typically is separate from the process for setting the price of such product or for establishing the level of reimbursement that the payor will pay for the product once coverage is approved. Third party payors may limit coverage or take other action to control utilization of covered products, including restricting coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication, or place products at certain formulary levels that result in lower reimbursement levels, which results in higher cost-sharing financial obligation imposed on patients. Additionally, coverage, coverage criteria and reimbursement for products can differ significantly from payor to payor. One third party payor’s decision to cover a particular biologic does not ensure that other payors will also provide coverage for the biologic or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process usually requires manufacturers to provide scientific, clinical and health economic support for the use of their products to each payor separately, which is a time-consuming process.

Third party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-benefit of biopharmaceutical products, in addition to questioning safety and efficacy. If third party payors do not consider a product to offer a favorable cost-benefit compared to other available therapies, they may not cover that product after FDA approval or, if they do, the level of payment may not be sufficient to allow a manufacturer to sell its product at a profit.

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
●Medicare. Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over, disabled individuals and certain other eligible individuals. Medicare Part B generally covers drugs that are usually administered by physicians or other clinicians. Medicare Part B pays for such drugs under a payment methodology based on the average sales price (“ASP”) of the drugs, with manufacturers reporting an ASP for their drug products. Reimbursement levels and reimbursement methodologies have come under scrutiny and may be subject to change. Medicare Part D provides coverage for self-administered drugs (i.e., drugs that do not need to be injected or otherwise administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the United States government. Each drug plan establishes its own government-approved Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time-to-time. The prescription drug plans negotiate rebates with manufacturers and may condition formulary placement on the availability of manufacturer discounts. Manufacturers with marketed brand name drugs and biologics are required to provide discounts on such drugs and biologics utilized by Medicare Part D beneficiaries, under a manufacturer discount program. Additionally, as the result of recent changes under the Inflation Reduction Act of 2022 (“IRA”), drug utilization under Medicare Part B and Part D may be subject to an additional Medicare discount if the pricing increases more than inflation.
●Federal Purchasers. Drug products are subject to discounted pricing when purchased by federal agencies via the Federal Supply Schedule (“FSS”). FSS participation is required for a drug to be covered and reimbursed by certain federal agencies and for coverage of any manufacturer drug products under the MDRP and Medicare Part B. FSS pricing is subject to statutory reporting requirements and also is negotiated periodically with the Department of Veterans Affairs, including by reference to a manufacturer’s comparable non-federal customer pricing. By statute, prices for drugs purchased by the Veterans Administration, Department of Defense (including drugs purchased by military personnel and dependents through the TRICARE retail pharmacy program), Coast Guard and the Public Health Service (“PHS”) are subject to a cap on pricing (known as the “federal ceiling price”) and may be subject to an additional discount if pricing increases more than the rate of inflation.
●PHS 340B Drug Pricing Program. To obtain coverage of drugs under the MDRP and Medicare Part B, manufacturers are required to extend discounts to certain purchasers under the PHS 340B drug pricing program. Purchasers eligible for 340B discounts include hospitals that serve a disproportionate share of financially needy patients, community health clinics and other entities that receive certain health services grants from the PHS.

Additionally, several states have either implemented or are considering implementing drug price transparency legislation. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers and state agencies, and new product notice and reporting. A number of states may impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements. Certain other state legislation focuses on limiting the price or payment for certain drugs.

Healthcare Reform and Potential Changes to Healthcare Laws

Within the United States, federal and state governments have been active in proposing and implementing health care reform. Drug pricing and payment reform has been an ongoing focus for reform. Recent examples include federal legislation that eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the IRA of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the prior Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first set of negotiated Medicare maximum fair prices going into effect in 2026). The IRA has had a significant impact on the pharmaceutical industry and that impact is anticipated to continue.

Beyond the IRA, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap and changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers. In addition, recent legislation expanded the orphan drug exclusion in the IRA Medicare drug price negotiation program.

Under the current presidential administration, there has been significant reform activity focused on drug pricing and reimbursement. For example, an Executive Order was issued in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA, accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs, and increasing drug importation. In May 2025, another Executive Order was issued that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the U.S., and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. As part of the initiative, the federal government has also launched a website providing pharmaceutical direct-to-consumer channels. Federal agencies are developing new drug pricing pilot programs, such as a Medicaid model which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model.

Other healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured patients.

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

Other government actions could have an adverse effect upon, and could prevent, our products’ commercial success. For example, the current presidential administration’s announced tariff on branded or patented drugs may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Outside the United States, there are also reform efforts. In December 2021, the EU adopted Regulation No 2021/2282 on Health Technology Assessment (the “HTA”). While the HTA entered into force in January 2022, it only became applicable to apply from January 2025 and will have a phased implementation depending on the concerned products. The HTA intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The HTA permits EU member states to use common HTA tools, methodologies and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology and making decisions on pricing and reimbursement.

In April 2023, the Commission published its long-awaited proposals to revise the EU’s pharmaceutical legislation. The proposals seek to balance supporting innovation and increasing affordability and availability of medicines. The most controversial proposal is the shortening of regulatory protection periods to six (6) years of data exclusivity and two (2) years of market exclusivity (rather than the current eight (8) years data exclusivity and two (2) years market exclusivity). Other proposals include: (i) a transferable data exclusivity voucher for ‘priority antimicrobials’ entitling the holder to an additional one year data protection for any other centrally approved product (provided this is used within the first four years of data protection for that product) in an effort to encourage the development of new antimicrobials capable of combating antimicrobial resistance; (ii) greater flexibility for hospital pharmacies to prepare product for dispensing products in response to individual prescriptions; (iii) compulsory licenses for public health emergencies which would lead to suspension of data and market exclusivities while the compulsory license is in place; (iv) further transparency and disclosure requirements; (v) requirements for MAA to include an environmental risk assessment for the product; and (vi) streamlining regulatory procedures, reducing approval timeline by over 50 days for centrally authorized products. On December 11, 2025, the European Council (consisting of the EU member states) and the European Parliament reached an agreement on the final shape of the new rules. The agreed text now awaits formal adoption by both the Parliament and Council, after which it will be published in the Official Journal of the EU. The new Directive and Regulation will then enter into force following a transition period of 18 to 36 months, ultimately modernizing EU pharmaceutical law to better support innovation, access, and supply. The agreed framework provides among other things that new medicines benefit from eight years of data protection and one year of market protection, with possible extensions for addressing unmet medical needs or additional indications, up to a maximum of 11 years. Developers of new antibiotics may receive transferable vouchers for extra market protection, and orphan medicines can receive up to 11 years of combined protection, along with early regulatory guidance. In addition, the European Commission proposed in December 2025 the Biotech Act which seeks to strengthen the competitiveness of the biotechnology sector and facilitate the development and timely market entry of biotechnology innovations, while ensuring high standards for the protection of human health.

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
●United States federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program;
●the United States federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act”, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to certain financial interactions with physicians (defined to include medical doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (including physician assistants and nurse practitioners) and teaching hospitals, as well as the ownership and investment interests of physicians and their immediate family members;
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

Human Capital

We aim to cultivate a highly-skilled and passionate team determined to deliver transformative therapies to the patients who need them most. As of December 31, 2025, we had 366 full-time employees, of which 351 were located within the United States and 15 were located outside of the United States.

We believe that the success and growth of our business depends in large part on our continued ability to attract, retain and motivate qualified personnel at all levels of our company.

Competitive Pay and Benefits. We provide our employees with competitive base salaries, cash bonus opportunities designed to incentivize achievement of our corporate goals, equity awards and opportunities for equity ownership through our employee share purchase plan and a robust benefit package designed to promote well-being across different aspects of our employees’ lives, including comprehensive health insurance, dental and vision plans, life and other employment related insurance, retirement planning through a 401(k) plan with partial company match and paid time off.

Ethics in the Workplace. Overall, we believe that our commitment to compliance, quality and ethics throughout our business makes us a stronger and more competitive organization. We believe this attracts and retains the highest caliber of executives and employees who deliver for our patients and execute on our corporate strategy. Each employee of our company is required to confirm in writing that they understand and will comply with our policies, including but not limited to our Code of Business Conduct and Ethics, anti-harassment policy, our insider trading and compliance policy, our policies against bribery and corruption and our policies regarding interactions with healthcare professionals. Further, we believe our company benefits from a broad range of experiences and viewpoints that enable innovative approaches to our business and operations. We foster a culture where employees put compliance first and speak up on important ethical issues. Employees are required to participate in periodic and as-needed trainings to refresh their understanding of our policies and to provide additional training for new issues as and when they arise. For the clinical and manufacturing activities that we perform and oversee, we adhere to operating within the accepted GLP, GCP, cGMP and other similar regulatory guidelines.

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

Our Corporate Information

We were initially incorporated under the laws of Bermuda in July 2015 and, in June 2024, subsequently announced the completion of the change of place of incorporation of our principal holding company from Bermuda to the United Kingdom (the “Redomiciliation”), pursuant to a scheme of arrangement approved by both the Bermuda Supreme Court and our shareholders, which caused the shareholders of our former parent company, Kiniksa Pharmaceuticals, Ltd., to become the shareholders of our current parent company, Kiniksa Pharmaceuticals International, plc.

Our registered office is located at 105 Piccadilly, Second Floor, London, W1J 7NJ, England, United Kingdom. Our executive offices are located at 100 Hayden Avenue, Lexington, Massachusetts, 02421. The telephone number for our offices is +1 (781) 431-9100. Our website address is www.kiniksa.com. The information contained on our website is not incorporated by reference into this Annual Report, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report.

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

Where You Can Find More Information

We are subject to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically, such as ourselves, with the SEC at http://www.sec.gov.

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

Since our commercial launch of ARCALYST, we have focused on establishing and expanding our sales, marketing, distribution, access and payor and patient support services capabilities as well as contracting with third parties to perform certain services. Each aspect of commercialization on its own can be complex, expensive and time consuming, and, collectively, the required effort for coordination is intensive. While we have realized revenues from such efforts, there is no guarantee that we will be able to maintain the trajectory of growth or significant and sustained revenues in the future.

In addition, our continued commercialization of ARCALYST or successful commercialization of any of our current or future product candidates, if approved, could be materially adversely impacted by a number of foreseen and unforeseen factors, including:

●any delays in our ability to produce sufficient quantities of ARCALYST, or any of our future products, at an acceptable cost or quality, including delays arising out of quality assurance concerns or changes in regulatory guidance, or those caused by our reliance on our third party manufacturers;
●our inability to recruit, train and retain adequate numbers of effective sales, marketing, access and payor and patient support personnel;
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
●alternative therapies that use the same or different mechanism of action for treating patients with recurrent pericarditis or other indications that our future products may treat;
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
●our inability to enforce and defend our intellectual property rights and claims; and
●unforeseen costs and expenses associated with creating and maintaining a sales, marketing and access organization.

If we experience any such factors that inhibit our efforts to commercialize ARCALYST or any of our product candidates, if approved, our business, results of operations, financial condition and prospects may be materially adversely affected.

We rely on a select network of third party specialty pharmacies to market and sell ARCALYST that may not meet our or our patients’ needs.

We rely on a select network of third party specialty pharmacies to distribute ARCALYST in the United States, which is the only country where it is currently approved for sale. We expect to use a similar strategy to sell and distribute our current and future product candidates, if approved. We rely on such specialty pharmacies to effectively distribute products in a timely manner, provide certain patient support services, manage prescription intake, collect accurate patient and inventory data and collect payments from payors. While we have entered into agreements with each of these specialty pharmacies, they may not perform as agreed, our strategic priorities may change or they may terminate their agreements with us. Further, an inability of our specialty pharmacies to meet our patients’ needs may lead to reputational harm or patient loss. In the event that such network fails to properly meet our or our patients’ needs, we may need to partner with other specialty pharmacies to replace or supplement our current network and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. In addition, there is a risk that patients may discontinue or suspend their ARCALYST treatment in the process of transitioning between specialty pharmacies, and it may take time to re-integrate such patients into our network, if at all. In such an event, our business, results of operations, financial condition and prospects may be materially affected.

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

Governmental authorities, private health insurers and other third party payors have attempted to control costs through a number of efforts, including by delaying the time to reimbursement; restricting the breadth of coverage; implementing utilization management controls such as requiring prior authorization; limiting the amount of reimbursement for a particular product; restricting the prices that manufacturers may charge for their products and increasing the proportion of the cost for which the patient is responsible. Additional future government action to control costs is likely. There may be significant delays in obtaining reimbursement for newly approved products or product indications; coverage may be limited to a subset of the patient population for which the treatment is approved by the FDA or by similar regulatory authorities outside the United States including health technology assessment bodies in the European Union (the “EU”) and the UK; and reimbursement rates may vary according to the use of the product and the clinical setting in which it is used.

Coverage and reimbursement barriers by payors may materially impact the demand for, or the price at which we can sell, ARCALYST and any product candidate for which we obtain marketing approval, if any. If coverage and reimbursement are not available, or available at limited levels, or if such coverage will require patient out-of-pocket costs that are unacceptably high, our ability to successfully commercialize ARCALYST or any of the product candidates for which we obtain marketing approval may be adversely affected. Moreover, any coverage or reimbursement that may be obtained may be decreased or eliminated in the future. In addition, obtaining and maintaining favorable coverage and adequate reimbursement may require us to offer pricing concessions to third party payors.

We may face significant challenges in satisfying and sustaining favorable coverage and reimbursement for ARCALYST or any of our product candidates, if approved as third-party payors conduct value/benefit assessments. Payors may adopt stricter coverage criteria or select lower-cost clinical comparators, including biosimilars or competitive products (with the same or similar indications), as benchmarks for making value/benefit assessments. These actions could require patients to use alternative therapies before coverage is granted, limit pricing flexibility or even result in the denial or revocation of reimbursement. Even if we demonstrate improved efficacy, safety or convenience, competitive pricing and therapeutic category reviews may trigger aggressive pricing and coverage negotiations. Payors may also consider our products substitutable and agree to only cover the cost of an alternative product, or may remove the product from their formulary. In some cases, new competitors or biosimilars may trigger mandatory price cuts for the innovator product or broader price referencing aimed at lowering reimbursement rates for all treatments in the respective treatment category. These dynamics could significantly reduce our ability to achieve our desired pricing, limit our commercial potential and/or prevent us from realizing an appropriate return on investment. Ultimately, the evolving strategies of third-party payors to control costs and manage therapeutic categories could negatively impact our ability to continue commercializing ARCALYST or successfully launch any of our product candidates, if approved.

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

In addition, the current presidential administration has taken and will likely continue to take action to limit or reduce the price of drugs and biologics. The full scope and nature of such actions, and what biopharmaceutical companies must do, remains uncertain, but any future required compliance could impede our ability to implement price increases with certain payors and purchasers.

Any price concessions will reduce our overall revenue generation and may impair the benefit of any price increases we may take. Even comparatively small discounts, if aggregated across payors, may cause materially lower revenue generation in the long-term, which may offset the increased revenue we hoped to realize through a price increase. In the event that we cannot successfully negotiate with payors requesting price concessions in connection with a price increase or otherwise, such payors may choose to end coverage or impose onerous reimbursement policies. We cannot assure you that current payor coverage and reimbursement policies for ARCALYST will continue. The loss of any payor, especially a large payor, or limitations on access to our drugs affecting a sizeable number of patients may materially harm our ability to generate revenue and execute on our commercial strategy.

Some payors, including governmental payors, negotiate drug prices by reference to the prices we have set with other payors. Granting price concessions to one or more payors (including government payors) may limit our ability to negotiate prices with other payors or in other territories. Further, this may limit our ability to secure acceptable prices in potential new territories, which may materially limit our overall commercial growth.

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

Within the United States, the current presidential administration has sought and is likely to continue to seek to implement “most favored nation” pricing for drugs and biologics covered under government programs. For example, proposed Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. If “most favored nation” pricing is implemented, payment for our products could be adversely affected.

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

●decreased demand for any approved products;
●injury to our reputation and significant negative media attention;
●regulatory investigations that could require costly recalls or product modifications (or withdrawal of the product from the market);
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

We are currently only authorized to market ARCALYST, our sole product, for the treatment of recurrent pericarditis in the United States, where we derive substantially all of our revenue. Our future growth may depend, in part, on our ability to commercialize our current and future products in markets outside of the United States either on our own or through collaborations with third parties.

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
●price negotiations that delay commercialization;
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

Our business and operations are subject to extensive healthcare regulation and enforcement by various government entities, and our failure to strictly adhere to these regulatory requirements could have a detrimental impact on our business.

We are subject to ongoing regulatory requirements for a number of our activities, including manufacturing, packaging, labeling, storage, distribution, advertising, promotion, sampling, record-keeping, adverse event reporting, conduct of post-marketing trials and submission of safety, efficacy and other post-market information for our products in the United States and abroad. Such obligations, along with continued regulatory review, may result in significant additional expense. We also will be required to report certain adverse reactions, production and quality problems, inadequate efficacy and other issues, if any, to applicable regulatory authorities on an ongoing basis. In addition, the identification of new safety issues could lead to new labeling or restrictions on the patient population or use of our products, diminishing the addressable market or sales or both or removal of the drug from the market. Such conditions, requirements or events may prove to be expensive and burdensome, and the reporting of such may cause the price of our Class A ordinary shares to decrease. See “Business – Government Regulation”.

If we fail to comply with regulatory requirements; if a regulatory agency discovers previously unknown problems with any of our current or future products, such as adverse events of unanticipated severity or frequency; if problems arise with the facility where a product is manufactured; or if a regulatory agency disagrees with the promotion, marketing or labeling of a product, such regulatory agency may:

●issue warning letters;
●impose civil or criminal penalties;
●suspend or withdraw regulatory approval;
●require us to suspend sales or withdraw a product from the market;
●suspend any of our ongoing clinical trials;
●impose civil, criminal and administrative penalties, damages, disgorgement or monetary fines;
●exclude us from participating in Medicare, Medicaid or other governmental healthcare programs;
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

The policies of the FDA and other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates or require significant changes to the manufacturing, sales and distribution of any of our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States, Europe or in other jurisdictions. If we or third parties acting on our behalf are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may be subject to potentially significant enforcement actions.

The development and marketing of pharmaceutical products and related arrangements with healthcare professionals, third party payors, patients and other third parties in the healthcare industry are subject to a wide range of healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current and future products. Given the broad scope, evolving interpretation and unpredictable enforcement of these laws, our business activities could be subject to challenge in the future. For example, investigators for our clinical trials may serve as scientific advisors, speakers, advisory board members or consultants to us from time to time and receive compensation in connection with such services. Regulatory authorities may conclude that a financial relationship between us and a principal investigator or a clinical trial site has created a conflict of interest or otherwise affected interpretation of a study. Regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized, which could result in a delay in approval, or rejection, of our marketing applications by regulatory authorities and may ultimately lead to the denial of marketing approval of our product candidates. Furthermore, investigators for our clinical trials may become debarred by regulatory authorities, which may impact the integrity of our studies and the utility of the clinical trial itself may be jeopardized.

Further, the development of our marketing and sales capabilities has required, and will continue to require, significant financial and management resources. Our direct sales and marketing efforts may not be successful or may be limited by future government policies or initiatives. For example, the FDA stated in September 2025 that it intends to more aggressively enforce requirements for direct-to-consumer drug advertising and sent a significant number of warning or untitled letters to pharmaceutical companies alleging deceptive prescription drug advertising, which represents a dramatic increase in FDA actions as compared to prior years. The current administration’s focus on pharmaceutical advertising heightens the risk that we may, in the future, receive a warning or enforcement action related to our advertising and marketing practices, which could adversely affect our business.

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

We cannot be certain that any of our product candidates will be successful in their clinical trials or will receive regulatory approval. Further, we may choose to cease development of a product candidate prior to conducting a pivotal trial for any reason, including capital conservation purposes. We may also choose not to commercialize a product candidate that has completed a pivotal trial or received regulatory approval for a number of reasons, including commercial viability. Such decisions may be for a particular indication or for the product candidate entirely. In the event that a product candidate is unsuccessful in its clinical trials, fails to receive regulatory approval, is deprioritized for strategic reasons or is non-viable for another reason, our business may be materially harmed by limiting our ability to recoup our development expenses through a successful commercial launch.

Each of our product candidates requires substantial preclinical or clinical development and manufacturing support as part of our product development strategy. The clinical success of our current and future product candidates depends upon several factors, including, but not limited to, the following:

●submission to and authorization to proceed with clinical trials by the FDA under INDs and CTAs to applicable authorities outside of the United States;
●successful completion of required nonclinical studies, including toxicology studies, pharmacological and biodistribution studies, as conducted, where applicable, under GLP;
●successful site activation for, enrollment in and completion of clinical trials, including the ability of our CROs to successfully conduct such trials within our planned budget and timing parameters without adversely impacting our trials, and our ability to successfully oversee CRO activities;
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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Commencing a clinical trial is subject to acceptance by the FDA of an IND or IND amendments, acceptance by competent authorities of the EU member states of a CTA under the CTR or acceptance by other applicable regulatory authorities. Clinical testing is expensive, time consuming and uncertain as to the outcome. See “Business – Government Regulation” for more information on the regulations governing our clinical trials and product development.

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

A failure of one or more of our current or future clinical trials can occur at any stage of testing, and our clinical trials may not be successful. We have experienced and may continue to experience delays in our ongoing clinical trials, and we do not know whether planned clinical trials will begin on time, be allowed by regulatory authorities, require redesign, have timely site activation and participant enrollment or be completed on schedule, if at all. Factors that have and may in the future delay or prevent commencement or successful completion of clinical development of our product candidates as planned and on schedule, if at all, include but are not limited to:

●insufficient preclinical, toxicology or other data to support initiation of human trials;
●disagreements with regulatory agencies regarding trial design or implementation, including the appropriate dose levels, frequency of dosing, treatment period or endpoints in clinical trials;
●delays or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●difficulties obtaining IRB or ethics committee approval at each clinical trial site;
●delays or failure in obtaining regulatory approval to commence a clinical trial or the imposition of a clinical hold by regulators;
●difficulties in enrolling suitable participants due to competition from other clinical trials in the particular indication;
●clinical trial protocol amendments impacting study criteria, endpoints or design, including amendments that either we initiate or are requested by regulatory authorities;
●difficulty collaborating with patient groups and/or investigators;
●CROs, clinical trial sites or applicable third parties failing to adhere to clinical trial requirements or comply with applicable law;
●CROs, clinical trial sites or applicable third parties failing to conform to GCPs;

●participants not completing a clinical trial or not returning for post-treatment follow-up;
●clinical trial sites withdrawing from a trial or being unable to conduct activities or participants withdrawing from clinical trials;
●participants experiencing serious adverse events, undesirable side effects or unacceptable health risks;
●participants failing to experience confirmed pre-specified events during the clinical trial within the expected timeframe, if at all;
●safety concerns outweighing potential benefits;
●regulatory changes requiring protocol amendments or new submissions;
●failure by us, our CROs or other third parties with whom we contract to timely and properly collect, analyze and/or assess clinical data;
●higher than expected clinical trial or clinical product manufacturing costs;
●strategic clinical trial reprioritization;
●errors in collecting, analyzing and assessing clinical data;
●clinical trials producing negative, inconclusive or uncompetitive results;
●failures to replicate safety, efficacy or other data from earlier preclinical studies and clinical trials conducted by us or third parties, including the trials of companies from whom we have licensed or acquired assets;
●the occurrence of unforeseen adverse events;
●trial suspensions or terminations by us, IRBs, DSMBs, DMCs, or regulators;
●insufficient production of product candidates meeting cGMP standards;
●manufacturing or supply chain delays; and
●operational disruptions affecting us, our CROs or our CDMOs and other third parties we rely on to conduct our clinical trials.

Delays in the commencement or completion of our clinical trials have occurred and may occur in the future. Consequences of delays have increased and may in the future increase our costs of developing our product candidates, delay the development and approval of our product candidates or delay or jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, difficulties and delays in the commencement or completion of clinical trials may also lead to the denial of regulatory approval of our product candidates or us deciding to modify or cease development of our product candidates.

Clinical trial delays could also shorten any periods during which we have patent protection or have the exclusive right to commercialize our product candidates, and may allow our competitors to bring products to market before we do, which could impair our ability to obtain orphan exclusivity for our products that potentially qualify for this designation and to successfully commercialize our product candidates.

Clinical trials must be conducted in accordance with a number of national and international rules and regulations in the jurisdictions where such clinical trials are conducted. See “Business – Government Regulations”. Further, conducting global clinical trials, as we do for certain of our product candidates, requires that we coordinate among the legal requirements and guidelines of regulatory authorities across a number of jurisdictions, including the United States, the EU, the UK and countries outside of those jurisdictions, which could require that we amend clinical trial protocols, terminate a trial in one or more jurisdictions or run separate trials in various jurisdictions due to the inability, cost or delay in harmonizing divergent requests from such regulatory authorities, all of which could increase costs.

In addition, clinical trials that are conducted in countries outside the United States, the EU and the UK may subject us to risks associated with the engagement of CROs who are unknown to the FDA, the EMA or the EU national component authorities or the MHRA and may have different standards of diagnosis, screening and medical care. Such trial sites may also incur risks associated with further delays and expenses as a result of increased shipment costs (including as a result of local quality release or in-country testing of a product candidate supply produced in a different jurisdiction for our clinical trials) and political and economic risks relevant to such countries outside the United States, the EU and the UK. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

In addition, clinical trial rules and regulations may change. Such changes may require us to dedicate time, resources and capital to comply and, if we are unable to do so effectively or on a timely basis, our development plans may be impacted and our business may suffer material harm.

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
●the availability of standard of care and/or new or existing drugs approved for the indication we are investigating;

●failure to obtain, maintain and/or timely amend participant consents;
●our ability to recruit clinical trial investigators with applicable competencies and experience;
●participants withdrawing from trials before completing their treatment or follow-up period;
●clinicians’ and participants’ perceptions as to the safety and potential advantages of the product candidate being studied in relation to other available therapies; and
●the occurrence of adverse events or undesirable side effects attributable to our product candidates.

The process of finding and enrolling participants may prove costly, especially since we are looking to identify a subset of the participants eligible for our studies from a relatively small patient population for many of the diseases we are studying. Encountering difficulties in participant enrollment could cause our costs to significantly increase, and our clinical trials may be significantly delayed. Such occurrences may also delay or prevent any potential regulatory approval and commercialization, harming our business, financial condition and prospects significantly.

Undesirable side effects or adverse reactions caused by any of our product candidates may be identified that could delay or prevent their marketing approval or limit their use.

Undesirable side effects or adverse reactions caused by our product candidates could cause our CROs, an IRB or regulatory authorities to interrupt, delay or halt an ongoing clinical trial and could result in the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. Even if approved, such events could lead to restrictions to the product’s label that could materially limit our ability to successfully commercialize the product. For example, many of our assets modulate the immune system and carry risks associated with immunosuppression, such as serious infections or malignancy. In addition, if other molecules in the same or related class being developed or commercialized by third parties show the same or similar side effects as those we observed in our trials but to a greater degree or report new previously-unreported side effects, it could have an impact on the entire class of molecules, and the applicable regulatory authority may modify, suspend, or terminate our clinical trials; not authorize further clinical trials; require post-marketing clinical trial commitments or safety monitoring (e.g., REMS); or even suspend commercialization of any products or product candidates, as applicable, that contain a molecule within such class. The development of our product candidates and, if approved, commercialization of our products for new indications or new patient populations by Regeneron or Huadong (each having certain rights to develop and commercialize ARCALYST) may increase the possibility of uncovering adverse safety results not previously discovered during our own clinical development process or United States commercialization. Compassionate use of our products and product candidates, or evaluation of our products and product candidates by third parties or scientific collaborations could also uncover undesirable side effects or adverse safety results that negatively impact our clinical trials.

If any of our product candidates is associated with undesirable side effects or adverse reactions, we may choose to halt or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or adverse reactions are less prevalent, less severe or more acceptable from a risk-benefit perspective.

In addition, clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of participants and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered when a significantly larger number of patients are exposed to the product. If we or others later identify undesirable side effects caused by our products or product candidates, if approved, a number of potentially significant negative consequences could result, including but not limited to:

●regulatory authorities may withdraw approvals of such product and require us to take it off the market;
●regulatory authorities may require the addition of labeling statements, specific warnings, contraindications or field alerts to prescribers and pharmacies;

●we may be required to create a registry or a REMS or similar risk management measures;
●we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; and
●we may be subject to limitations on how we promote the product.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product or product candidate, and could significantly harm our business, results of operations and prospects.

Interim, preliminary and “top-line” data from our clinical trials may differ from final data.

From time to time we may announce or publish interim, topline or preliminary data from our preclinical studies or clinical trials, which are based on an interim or preliminary analysis of the then available data from an in-progress or completed study, as applicable. Such data may be subject to change following a more comprehensive review of the data from the particular clinical trial. Interim data may change, and such change may be material, as participant enrollment continues or patients continue on treatment in the study. For preliminary or topline data, we also make assumptions, estimations, calculations and conclusions as part of our preliminary analyses, and, as a result, such data remain subject to audit and verification procedures that may result in the final data being different from the data we previously announced or published. Interim data should be viewed with caution until final data are available.

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

If the interim, preliminary or topline data that we report differ materially from final results, or if third parties, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business prospects, operating results or financial condition. Further, announcement of preliminary, interim or top-line data by us or differences between that data and the final data could result in volatility in the price of our Class A ordinary shares.

Risks Related to Marketing Approval and Regulatory Matters

Regulatory approval processes are lengthy, time consuming and inherently unpredictable. If we cannot obtain, or if there are delays in obtaining, required regulatory approvals for our current or future product candidates or if we fail or otherwise cease to advance their development, we will be delayed in commercializing, or will not be able to commercialize, our current or future product candidates.

Before commercializing any product, we must obtain marketing approval from regulatory authorities to sell the applicable product. We may not be able to receive approval to market any of our current or future product candidates from regulatory authorities in our desired indications in any jurisdiction, and it is possible that none of our product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Approval requires the submission of extensive preclinical and clinical data and supporting information to demonstrate safety and efficacy, plus detailed manufacturing information and facility inspections. Biologic manufacturing involves living systems and highly specialized processes that are very complex and obtaining approval for such facilities is uncertain. Authorities may deny approval based on these submissions or inspections. Further, our product candidates may prove ineffective, only moderately effective or exhibit side effects or toxicities or other characteristics that may preclude our obtaining marketing approval or that prevent approval or limit commercial use. Regulatory agencies have broad discretion in the approval process and may determine our data are insufficient or request additional information or conduct additional inspections. Even trial results that we believe are promising may not meet approval standards, and generating extra data could be difficult to generate or provide and require significant additional expense. Following approval of a product for sale, the FDA may inspect manufacturing facilities and suspend manufacturing if deficiencies are found, requiring alternative approved sites. These risks could significantly delay or prevent commercialization.

We may seek regulatory approval for our product candidates outside the United States. While requirements are similar across jurisdictions, obtaining approval in multiple countries requires compliance with varying regulatory requirements for safety, efficacy, clinical trials, sales, pricing and distribution, and success cannot be assured.

The approval process in the United States and in other jurisdictions is lengthy, costly and uncertain, often taking years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Legislative or policy changes may delay submissions or approvals. Regulatory authorities have broad discretion in the approval process and may reject applications, deem data insufficient or require additional or clinical studies. Delays or failures in obtaining regulatory approval may occur for reasons including:

●disagreements on trial design or implementation;
●inability to demonstrate to the regulatory authorities safety or efficacy or that the clinical benefits of the product outweigh its safety risks;
●regulatory authorities requiring additional data or clinical trials, including trials to compare our products to other therapies;
●adverse safety signals or side effects from approved therapeutics or therapeutics in development in the same or related class as our products or product candidates, could require us to collect additional data or conduct additional clinical trials;
●negative or inconclusive or uncompetitive trial results, resulting in us deciding to, or regulatory authorities requiring us to, conduct additional clinical trials or to modify or cease development programs;
●clinical trials failing to meet their applicable primary or secondary endpoints, or the level of statistical significance required by regulatory authorities;
●regulatory authorities disagreeing with our interpretation of data from our preclinical studies or clinical trials;
●clinical trials generating insufficient data to support BLA, sBLA, New Drug Application, MAA or other filings;
●inability to recruit and retain sufficient numbers of suitable participants for our clinical trials;
●CRO noncompliance with data or regulatory requirements;
●regulatory authorities determine we have not sufficiently demonstrated our ability to manufacture our candidates to the requisite level of quality standards;
●regulatory authorities may conclude that on-site inspections and data audits have not sufficiently demonstrated the quality and integrity of the clinical trial conduct and of data submitted to regulatory authorities in support of our new marketing applications;
●inadequate supply or quality of trial materials;

●undesirable side effects, toxicities or unexpected characteristics, causing trial suspension or termination by us, site investigators, IRBs or regulatory authorities; and
●regulatory policy changes.

Even if a product candidate is approved, regulatory authorities may limit indications or the patient populations approved to use the drug, impose postmarketing requirements, reject proposed pricing, make approval contingent on the performance of costly postmarketing clinical trials, approve a label that does not include the labeling claims necessary or desirable for the successful commercialization of our product or otherwise impose restrictions or requirements that may require significant additional expense or create substantial limitations on our product candidates’ commercial potential.

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

For example, although ARCALYST was approved as a biological product under a BLA for the treatment of CAPS in February 2008, and we believe it qualified for the 12 year period of exclusivity against any biosimilars, such 12 year period of exclusivity has lapsed. The FDA approved ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years of age and older in March 2021. However, the 12 year exclusivity period does not attach to the approval of an sBLA, potentially creating the opportunity for biosimilar competition, subject to any Orphan Drug exclusivity under the United States Orphan Drug Act. If we obtain FDA approval for any of our other biological product candidates, we expect any such product candidates to qualify for the 12 year period of exclusivity under the BPCIA (such period may be shortened due to future regulatory changes). In addition, the FDA may not consider any of our approved product candidates to be reference products for competing products that were submitted for regulatory approval. If any competitor products were to enter the market, the sales of our approved products may be negatively impacted.

If we obtain marketing authorization of our current or future product candidates in a major pharmaceutical market, we may not seek or obtain approval or commercialize our current products or product candidates in other markets, which would limit our ability to realize their full market potential.

In order to market any products in a country or territory, we must establish and comply with numerous and varying regulatory requirements of such country or territory regarding safety and efficacy. Regulatory requirements can vary widely from country to country, and clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Further, regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation, additional administrative review periods and additional preclinical studies or clinical trials, which would be costly and time consuming and could delay or prevent the introduction of our current or future product candidates, or ARCALYST, in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries.

We may seek Orphan Drug designation for our product candidates in the United States, as well as for any of our product candidates in the EU, and we may be unsuccessful, or may be unable to maintain the benefits associated with Orphan Drug designation, including the potential for market exclusivity, for any product candidate for which we obtain Orphan Drug designation.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs or biologics intended to treat small patient populations as Orphan Drug products, which are subject to a number of region-specific (e.g., tax credits, user fee exemptions and potential market exclusivity) rules and regulations. See “Business – Government Regulation” for more information on applicable rules and regulations.

We have received Orphan Drug exclusivity in the United States for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and pediatric patients 12 years and older. We have received Orphan Drug designation in the United States for KPL-387 for the treatment of recurrent pericarditis. In addition, we have received Orphan Drug designation in the EU for ARCALYST for the treatment of idiopathic pericarditis. In the future, we may seek Orphan Drug designation for certain of our other product candidates in the United States or the EU. We may be unsuccessful in obtaining such designation for any of our other product candidates or unable to maintain the associated benefits for any of our other current or future product candidates that are granted Orphan Drug designation, if any. Even if we obtain Orphan Drug designation for certain product candidates for a particular orphan indication in the United States or the EU, we may not be the first to obtain marketing approval for such orphan indication due to the uncertainties associated with developing pharmaceutical products. In such cases, subject to applicable laws in those jurisdictions, Orphan Drug exclusivity may no longer be available for our product candidates, if approved, unless we can show a significant safety or efficacy advantage over the already approved orphan drug. Moreover, in the event our drug is deemed similar to the first approved orphan drug, we may be denied regulatory approval for our drug in such orphan indication for the duration of the Orphan Drug exclusivity period. Further, in order to maintain Orphan Drug exclusivity in the EU, we must demonstrate that our product or product candidate has a significant benefit over other satisfactory methods. If we are unable to do so, Orphan Drug exclusivity can be withdrawn.

In connection with the FDA’s approval of ARCALYST in the recurrent pericarditis indication, we received seven years of Orphan Drug exclusivity for ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and pediatric patients 12 years and older. We may also receive seven years of Orphan Drug exclusivity for KPL-387 in the same indication, should we receive FDA approval to market and commercialize the drug and satisfy the other requirements for such exclusivity. Even if Orphan Drug exclusivity is obtained, that exclusivity may not effectively protect those product candidates from competition because different drugs can be approved for the same disease or condition. Even after an Orphan Drug is approved, the FDA can subsequently approve a later application for the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior because of safety, efficacy or some other contribution to patient care. In addition, a designated Orphan Drug may not receive Orphan Drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, Orphan Drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Foreign regulatory authorities may also make the same determination. Orphan Drug designation also neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We may seek Breakthrough Therapy designation or Fast Track designation by the FDA, for one or more of our product candidates, which we may not receive. Such designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Breakthrough Therapy or Fast Track designation for one or more of our product candidates, which, if granted, offers the potential for a rolling review of a BLA if a number of conditions are met, which would allow data to be submitted and reviewed as they become available rather than waiting for the full data package to become available to be submitted. Rolling review is often faster than the FDA’s standard review process. The FDA has broad discretion whether or not to grant Fast Track and Breakthrough Therapy designations, and even if we believe a particular product candidate is eligible for such designations, we cannot be certain that the FDA would decide to grant them. Even if we obtain such designations for one or more of our product candidates, we may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, the FDA may withdraw Fast Track or Breakthrough Therapy designations if it believes that such designations are no longer supported. Although product candidates receiving Fast Track and Breakthrough Therapy designation are generally eligible for the FDA’s priority review procedures, receiving such designations does not guarantee that the BLA for such product candidates will receive priority review. See “Business – Government Regulation” for more information on applicable rules and regulations.

We may seek a PRIME designation from the EMA, a conditional MA or other designations, schemes or tools for one or more of our product candidates, which we may not receive. Such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing authorization.

We may seek a PRIME (Priority Medicines) designation from the EMA, a conditional MA or other designations, schemes or tools for one or more of our product candidates, each of which offer incentives similar to a United States Breakthrough Therapy designation. See “Business – Government Regulation” for more information on the applicable rules and regulations.

Even if we believe one of our product candidates is eligible for PRIME, the EMA may disagree and instead determine not to make such designation. The PRIME scheme or other schemes, designations or tools, even if obtained or used for any of our product candidates may not lead to a faster development, regulatory review or approval process compared to therapies considered for approval under conventional procedures and do not assure ultimate approval. In addition, even if one or more of our product candidates is eligible to the PRIME scheme, the EMA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for review or approval will not be shortened.

The regulatory authorities in the EU have broad discretion whether to grant such an accelerated assessment, conditional marketing authorization or marketing authorization under exceptional circumstances, and, even if such assessment or authorization is granted, we may not experience a faster development process, review or authorization compared to conventional procedures. Moreover, the removal or threat of removal of such marketing authorizations may create uncertainty or delay in our clinical development plans or threaten our product candidates’ commercial prospects. Such an occurrence could materially impact our business, financial condition and results of operations.

We face substantial uncertainty regarding potential regulatory developments in the United States that may adversely affect our business.

The current presidential administration and federal government could adopt legislation, regulation orders or policies that adversely affect our business, including by making it more difficult to continue to market ARCALYST or by creating a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory or policy changes regarding the standards for approving biologic products that we may be unable to satisfy or changes regarding the marketing of approved biologics that may limit or prohibit the advertising and promotion of ARCALYST and, if approved, our current or future product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

The current presidential administration has also undertaken significant efforts to reduce the size and spending of the federal government, including at the FDA. A significant reduction in the FDA’s workforce or the FDA’s budget, or other disruptions at the FDA, could materially impact the FDA’s ability to engage in a variety of activities that may affect our business, including routine regulatory and oversight activities. The current administration has substantially reduced the FDA’s workforce and may make further reductions, which may lead to disruptions and delays in the FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development programs. Further, reductions in workforce in divisions of the FDA responsible for overseeing the importation of pharmaceutical goods may delay our manufacturing timelines. Additionally, reductions in the FDA’s review or inspection divisions could extend review timelines, delay or prevent pre-approval inspections and limit opportunities for FDA feedback on pending applications. Any of these actions may delay or limit our ability to obtain FDA approval and commercialize our product candidates, including our ability to obtain regulatory approval for the technology transfer of ARCALYST drug substance manufacturing to Samsung.

Furthermore, the current administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs.

Risks Related to Manufacturing and Our Reliance on Third Parties

We contract with third parties for manufacturing our commercial supply of ARCALYST and clinical supply for our product candidates and for certain research and other preclinical development. This reliance on third parties increases the risk that we may not have sufficient quantities of ARCALYST or our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our research and development or commercialization efforts.

We rely, and expect to continue to rely, on third parties for the manufacture of our late-stage product candidates and certain early-stage product candidates for the majority of our clinical development efforts; the commercial manufacture of our current and future products; and labeling and packaging activities for our current and future products. We rely on these third parties to produce, package and ship our products and product candidates at sufficient quality and quantity and in a timely manner in order to support our and our collaboration partners’ commercialization and research and development efforts.

The manufacture of our current and future products and product candidates is highly regulated, complex and difficult, requiring a multi-step and controlled process, and even minor problems or deviations could result in failed batches, reduced process yields or products that do not meet quality and specification requirements. As a result, we and our third party providers may be unable to manufacture sufficient supply of ARCALYST or our product candidates despite our and our CDMOs’ best efforts. Failure to produce sufficient quantities of our products and product candidates that comply with all specifications could delay their development, result in supply shortages for our patients, result in lost revenue and diminish our potential profitability. This may lead to lawsuits or delay the introduction of our product candidates to the market.

Our reliance on third-party CDMOs increases the risk that we will have insufficient quantities of ARCALYST and our product candidates, or that such products may not be produced at acceptable cost, quality or in a timely manner due to, for example, deviations in operations or manufacturing facility control, or production interruptions caused by equipment failure and an inability to source adequate replacement parts and equipment. Any of these could impair commercialization or clinical development efforts. From time to time, we have identified events in the ARCALYST manufacturing process that have prevented the distribution of ARCALYST material as planned, though these events have not materially impacted our ability to supply ARCALYST. If we cannot source sufficient quality finished material in the future, we may stock out, fail to meet patient demand or be forced to effect a recall, any which could adversely affect our business and financial condition. Further, equipment used in the ARCALYST manufacturing process may no longer be supported by vendors in the event of equipment failure. Such equipment may also not be repaired, replaced or qualified in a timely manner. Reagents for analytical testing have and may in the future become outdated and may require qualification before new reagents may be used. These risks may increase with higher clinical or commercial demand or if we expand ARCALYST to new indications or territories.

Regeneron is the sole manufacturer of ARCALYST drug substance and will remain so until we complete the technology transfer of the manufacturing process for ARCALYST drug substance to Samsung. Regeneron not obligated to accept our forecasts or purchase orders in certain circumstances and Regeneron may not have sufficient manufacturing capacity to meet our commercial or clinical demand for ARCALYST (including increased demand arising from our need to replace material lost to manufacturing issues). Regeneron, in turn, relies upon other third parties to conduct fill/finish operations for ARCALYST. In the event that a particular batch of ARCALYST fails to meet specifications, whatever the cause, we are nonetheless obligated to pay for such material pursuant to the terms of the

Supply Agreement. Further, we rely on a third party CDMO to package and label ARCALYST. Our reliance on Regeneron (including its respective CDMOs) and our other CDMOs as our sole manufacturers and/or service providers means that we do not have direct control over ARCALYST manufacturing operations and scheduling, which may impact our ability to meet commercial or clinical demand for ARCALYST. We may also be subject to unexpected costs arising from any manufacturing or supply chain disruptions. Many of these risks may still be present after successful completion of the technology transfer of ARCALYST drug substance manufacturing to Samsung and there is no guarantee that such technology transfer will materially diminish our ARCALYST manufacturing risk profile.

In addition, given the lead times we must provide to Regeneron and Samsung with respect to the commercial supply of ARCALYST, we must place purchase orders in advance based on projected demand. Such projections involve risks and uncertainties. We, Regeneron or Samsung may be unable to swiftly accommodate for unforeseen increases in commercial demand due to manufacturing capacity limitations. We may also be required to estimate and order safety stock as part of our planned technology transfer of the manufacturing process for ARCALYST drug substance, which will be subject to a number of the same risks and uncertainties. As a result, we may have too little ARCALYST inventory to meet actual demand or may pay for ARCALYST supply that we will be unable to sell.

We have also contracted with CDMOs to produce our clinical product candidates. While we have manufacturing capabilities to support early development for our product candidates, we and our CDMOs may not be able to produce sufficient quantities of our product candidates or produce them at an acceptable quality, including as a result of global supply chain issues, which could delay, prevent or impair our development or commercialization efforts and increase costs.

We are party to a collaboration agreement with Huadong for ARCALYST. Until such time as Huadong is able to manufacture ARCALYST, either on its own or through a third party CDMO, we are its only source of drug supply. If our current supplier of drug substance and drug product for ARCALYST cannot produce sufficient quantities to satisfy our needs and Huadong’s needs, then this may have an adverse impact on our and Huadong’s business and operations. A failure by our CDMOs to supply sufficient quantities of drug supply may cause us to breach our contractual obligations, triggering potential penalties, including termination of the agreement, if we fail to adequately cure such breach.

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

Facilities used by our CDMOs to manufacture, label and package ARCALYST and our product candidates may be inspected by regulatory authorities in connection with MA submissions or based on work for other sponsors. While we oversee these CDMO activities, we do not control their manufacturing operations and rely entirely on CDMOs for compliance with cGMP and other regulatory requirements in connection with manufacturing, labeling and packaging operations. If our CDMOs fail to meet product specifications or regulatory standards, they will not be able to secure or maintain regulatory approval to operate their facilities. Although we have the contractual right to review compliance history and audit their performance, we lack direct control over CDMO operations, quality systems and personnel. Failure to obtain facility approval or the subsequent loss or withdrawal of facility approval could require us to identify alternative CDMOs, significantly impacting development timelines, regulatory approval outcomes or commercialization ability. Failure by us or CDMOs to comply with regulations could result in sanctions, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures, recalls, operating restrictions or criminal penalties, any of which could materially affect our business and product supply.

Other factors that may adversely affect manufacturing operations include natural disasters; accidents; boycotts; labor disputes; political and economic instability, such as acts of terrorism or war; changes in importation or exportation requirements and policy; increased tariffs and/or taxes; disruptions at relevant government agencies, including the FDA, overseeing the importation of goods; or an epidemic, pandemic or other outbreak of disease. The occurrence of any such event could adversely affect our clinical and commercial supply, which would result in additional costs, impair our ability to generate revenue or otherwise harm our business, financial condition and prospects significantly.

Supply chain issues related to important ancillary products may also adversely affect our business. For example, we contract with a select network of specialty pharmacies who distribute ARCALYST as well as peripheral supplies that are required to reconstitute and self-administer ARCALYST, such as sterile water for injection, syringes and needles. A delay or shortage in the supply or the distribution of the peripheral supplies required to administer ARCALYST may impact patient access to ARCALYST and could cause us to lose potential revenue, reduce our potential profitability and damage our reputation.

We also contract with third parties to source specialized placebo for use in our clinical trials which cannot be easily replaced as it must be nearly indistinguishable from our product candidates to ensure proper clinical trial blinding. If we encounter shortages of such placebo, our clinical trials may be substantially delayed unless and until we can source suitable replacements.

Our products and product candidates may also compete with other product candidates and approved products for access to and capacity within the limited number of cGMP-compliant CDMOs that operate manufacturing, packaging and labeling facilities. For our product candidates, we may wait to reserve capacity until we can be informed by data from the clinical trials of our product candidates, which may take several months. Any significant delay in the supply of clinical materials could considerably delay our clinical development efforts. Furthermore, given the limited capacity at many CDMOs and the long lead times needed to reserve capacity, CDMOs may require monetary commitments in connection with such reservations as well as fees for changes or cancellations or expedited operations.

Any CDMO manufacturing failure could delay or prevent, as applicable, clinical development, marketing approval or commercialization efforts for our current and future products. If our current CDMOs cannot perform as agreed, we may be required to replace them. Although we believe that there are several potential alternative CDMOs, we may incur added costs and delays in identifying and qualifying any such replacement. In addition, we may not be able to establish new agreements on acceptable terms, if at all, with such alternative manufacturers. Further, establishing replacement CDMOs for ARCALYST or our product candidates, if required, is unlikely to be accomplished in a timely or cost-effective manner, if at all. Failing to procure a replacement CDMO on commercially reasonable terms could have a material adverse impact upon our business, results of operations and financial condition.

We are conducting a technology transfer with respect to the manufacturing process of ARCALYST drug substance from Regeneron to Samsung and the analytical testing methods of ARCALYST drug substance and drug product to new CTLs. Such technology transfer will be subject to significant risks and uncertainties.

In March 2023, Regeneron, our sole supplier of ARCALYST drug substance, initiated a technology transfer related to the manufacturing process of ARCALYST drug substance and the analytical testing methods of ARCALYST drug substance and drug product. Since then, we have worked to qualify Samsung as the new manufacturer of ARCALYST drug substance, and new CTLs who will serve as the new testing labs of ARCALYST drug substance and drug product. We have also contracted with Samsung to document the technology transfer and enable commercial manufacturing, if successful.

Pharmaceutical development, manufacture and analytical testing requires significant expertise and capital investment, and the manufacture and testing of biologics, in particular, can be complex and difficult. While we have selected Samsung as our replacement CDMO and have selected replacement CTLs, we are still in the technology transfer process, which is a time-consuming and difficult task that may require significant time and focus from our management and technical teams. Further, because of the complexities of this process, the technology transfer may be subject to substantial delay. We have yet to receive final regulatory approval to proceed. Such final approval may be substantially delayed due to the complexity of the technology transfer and related processes, an inability to successfully complete validating Samsung as a CDMO and our new CTLs, disruptions at the FDA and other factors. Such a delay could materially harm our business and operations.

In addition to the need to successfully complete the technology transfer of ARCALYST drug substance manufacturing to Samsung, the facility at which Samsung will manufacture ARCALYST will require approval by the FDA prior to the sale of ARCALYST manufactured at such facility. The FDA generally requires that any replacement CDMO be able to manufacture drug substance at sufficient levels of comparability with the materials produced by the original manufacturer. Failure to provide sufficient evidence of comparability may result in the FDA requesting a bioequivalence or pharmacokinetic study, which would delay our expected technology transfer timeline. We cannot guarantee that the FDA will approve the Samsung facility. Further, because the Samsung manufacturing facility is located in South Korea, unlike Regeneron’s United States-based manufacturing facility, we may face new risks arising from tariffs, import/export restrictions, customs proceedings, product being lost or damaged during international shipping, differing regulations, supply chain interruptions and other risks inherent to international operations. These risks, should they occur, could increase our costs and affect our ability to meet clinical and commercial demand for ARCALYST, which could materially impact our business, financial condition and results of operations.

Regeneron is contractually obligated to continue manufacturing ARCALYST drug substance for at least a portion of the time that it will take us to qualify Samsung as a replacement CDMO. During such time, Regeneron will remain subject to many of the risks described elsewhere in this “Risk Factors” section, including the risk that it is unable to manufacture sufficient quantities of ARCALYST and at sufficient quality to meet ours and our patients’ and collaborators’ needs. Further, because we expect the timeline for any successful technology transfer to extend beyond Regeneron’s contractual obligations, meeting patient demand will depend significantly on securing sufficient safety stock from Regeneron, negotiating continued ARCALYST drug substance manufacture by Regeneron beyond its contractual obligations or some combination thereof. Purchasing safety stock requires significant upfront investment and such stock may expire or run out before completion of the technology transfer. Regeneron may also disagree with our forecasted safety stock requirements and manufacture less ARCALYST drug substance than we request, exposing us to risks if the technology transfer process is significantly delayed. Any arrangement that we negotiate with Regeneron to manufacture ARCALYST beyond their contractual obligations may not be on as favorable terms as our current relationship, which could materially increase our costs. A failure to secure sufficient safety stock or negotiate satisfactory manufacturing terms with Regeneron could result in supply shortages for our patients and collaborators while we work to complete the technology transfer.

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

The drug substance and drug product used in ARCALYST and KPL-387 are supplied to us from single-source suppliers, and we obtain the drug substance and drug product used in abiprubart from a limited number of sources. For KPL-1161, we plan to manufacture drug substance in our in-house manufacturing facility and use a single supplier to manufacture drug product. While our in-house manufacturing capabilities have the limited capabilities to produce pre-clinical and early-stage clinical drug supply, we lack internal large-scale manufacturing capabilities necessary to support commercial requirements. Regeneron is currently our sole source manufacturer of ARCALYST drug substance and will remain so until we qualify Samsung as a replacement CDMO. We expect that Samsung will be our sole source manufacturer of ARCALYST drug substance following such qualification. We do not currently have arrangements in place for a redundant or second-source manufacturer of ARCALYST drug substance or drug product, or a redundant or second-source packager and labeler, in the event any of our current vendors cease or have a substantial delay in their operations or stop offering us sufficient quantities of these materials for any reason, as applicable. In addition to manufacturing our products and product candidates in the quantities that we believe would be required to meet anticipated market demand, our third party manufacturers may need to increase manufacturing capacity and, in some cases, alternative sources of commercial supply may need to be secured, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial

Moreover, our ability to progress our preclinical and clinical programs or successfully commercialize our products could be materially and adversely impacted if any of the third party suppliers upon which we rely for raw materials and preclinical and clinical stage product candidate and commercial stage product supply were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to other customers such as regulatory or quality compliance issues, or other financial, legal, regulatory or reputational issues. Additionally, any damage to or destruction of our manufacturing facilities or equipment or those of our third party manufacturers’ or suppliers’ facilities or equipment may significantly impair our ability to manufacture our products and product candidates on a timely basis.

Establishing additional or replacement suppliers for the drug substance and drug product used in ARCALYST or our product candidates, if required, is unlikely to be accomplished quickly and can take several years, if at all. Furthermore, despite our efforts, we may be unable to procure a replacement supplier or do so on commercially reasonable terms, which could have a material adverse impact upon our business. Certain of the materials required in the manufacture and the formulation of our products and product candidates are derived from biological sources. Such materials are difficult to procure and may be subject to contamination or recall. Access to and supply of sufficient quantities of raw materials which meet the technical specifications for the production process is challenging and often limited to single

Our business involves the use of hazardous materials, and we and our third party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our business involves the controlled storage, use and disposal of hazardous materials owned by us. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ and suppliers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly cleanup and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that our safety procedures and the safety procedures utilized by our third party manufacturers and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state, federal or other applicable authorities may curtail our use of certain materials or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

We rely, and expect to continue to rely, on third parties to support our research activities, preclinical studies, clinical trials and other trials for our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business could be substantially harmed.

We rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct research, activate sites, conduct or otherwise support our preclinical studies and clinical trials for our product candidates. While we have certain contractual rights to oversee, review and audit our CROs, we have no direct control over their activities and performance. Our CROs play a significant role in the conduct of our studies and trials and the subsequent collection and analysis of data. Except for restrictions imposed by our contracts with such third parties, we have limited ability to control their conduct and compliance with applicable protocol, legal and regulatory requirements. For any violations of laws and regulations during the conduct of our preclinical studies or clinical trials, we could be subject to warning letters or enforcement actions that may include civil penalties and criminal prosecution.

We and our CROs are required to comply with regulations, including GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial participants are adequately informed of the potential risks of participating in clinical trials and their rights are protected. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product candidates produced under cGMPs. Although CROs may perform the services we request, we are responsible for ensuring that our CROs comply with GCPs or other regulatory requirements in providing their services and will be responsible for failing to meet these requirements. Failure to comply with applicable regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action.

Although we design the clinical trials for our product candidates, we rely on CROs to activate sites and conduct and oversee such trials. As a result, many important aspects of our development programs for our product candidates, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to activate sites and conduct future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with CROs can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. CROs may:

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

These factors may materially adversely affect the willingness or ability of third parties to activate sites and conduct and oversee our clinical trials. If the CROs, their subcontractors or the clinical trial sites do not perform clinical trials in a satisfactory manner, do not devote sufficient resources to a trial, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed or unsuccessful.

If the third parties conducting our preclinical studies or our clinical trials do not perform their contractual duties, encounter any of the risks discussed above or choose to terminate their agreements with us, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated. As a result, we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Risks Related to Competition, Executing our Strategy and Managing Growth

We face substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we do.

The development and commercialization of new drugs and biologics is highly competitive. ARCALYST currently faces competition in its CAPS and DIRA indications and is facing potential future competition in its recurrent pericarditis indication. KPL-387 is being developed for recurrent pericarditis and we believe, if commercialized, would likely face additional competition from drugs that may offer, among other things, more convenient dosing methods or frequencies than what is currently available. We have not yet announced an indication(s) for KPL-1161, but expect that it will compete with a number of drugs that inhibit IL-1 or other mechanisms. Competition may come from a range of pharmaceutical and biotechnology companies, each of whom may market and sell drugs or biologics or pursue the development of therapies in the fields in which we are interested. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. See “Business – Competition” for a list of our principal competition.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may further concentrate resources among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites, trial participant enrollment and technologies complementary to our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, are more effective, have fewer or less severe side effects, are more convenient or are less expensive than ours. Clinical trials in a rare disease indication for which we market a product may reduce the number of patients on our commercial therapy by recruiting such patients to be trial participants. Our competitors also may obtain FDA or other regulatory approval and/or marketing exclusivity for their products before us, establishing a strong market position before we are able to enter the market. Further, our clinical trials may need to compete for participants and trial sites against other drugs in clinical development for the same indication. We believe the key competitive factors affecting the success of ARCALYST and any product candidates that we successfully develop and commercialize, are their efficacy, safety, convenience, price, the effectiveness of companion diagnostics (if any) in guiding the use of related products, market acceptance by prescribers and patients, the level of biosimilar competition and the availability of reimbursement from government and other third party payors.

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

We have acquired or in-licensed certain of our existing product candidates, and as part of our strategy we plan to identify new product candidates or technologies that we believe are complementary to our existing portfolio. We may do this through our internal discovery program, or by acquiring the rights to product candidates and technologies from third-parties. We cannot be certain that we will be successful in such efforts, and even if we are successful in such efforts, we cannot be certain that such discovery or transaction will be on favorable terms, or that, following any such discovery or transaction, we will be able to realize the intended benefits of it.

Research programs and business development efforts to identify new product candidates and technologies require substantial technical, financial and human resources. We may focus our efforts and resources on potential product candidates, technologies or businesses that ultimately prove to be unsuccessful. In-licensing and acquisitions of product candidates, technology or businesses often require significant payments and expenses and consume additional resources. We will need to continue to devote a substantial amount of time and personnel to research, develop and commercialize any such in-licensed or acquired product candidate or technology, or integrate any new business, and we may decide to reprioritize our efforts even after having expended resources on a particular prospect. Our research programs and business development efforts may fail to yield additional complementary or successful product candidates for clinical development and commercialization for a number of reasons, including:

●we may be unsuccessful in identifying potential product candidates or businesses with a high probability of success for development progression;

●insufficient resources or expertise to capitalize on opportunities;
●failure to agree to acceptable terms with potential licensors, partners or acquisition targets;
●incurring substantial liabilities as part of a transaction that outweigh the benefits or synergies we hope to realize; and
●being unable to leverage our expertise and development and commercial infrastructure as initially expected.

If any of these events occurs, we may not be successful in executing our growth strategy. Our growth strategy or strategic transactions may not deliver the anticipated results or we may need to spend significant resources to refine or otherwise alter our strategy.

The consummation or performance of any acquisition, business combination, collaboration or other strategic transaction in furtherance of our growth strategy may involve additional risks, such as difficulties in assimilating different workplace cultures; retaining personnel and integrating operations, which may be geographically dispersed; increased costs; exposure to liabilities; incurrence of indebtedness; use of a substantial portion of our available cash for all or a portion of the consideration; or causing dilution to our existing shareholders if we issue equity securities for all or a portion of the consideration. If any of these events occurs or we are unable to meet our strategic objectives for any such transaction, we may not be able to achieve the expected benefits from the transaction, and our business may be materially harmed.

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

We have entered into and may seek to enter into collaboration, licensing or other strategic transactions or arrangements to further develop, commercialize or otherwise attempt to realize value from one or more of our products and product candidates instead of developing or commercializing our products and product candidates ourselves. We have granted Huadong exclusive rights to develop and commercialize ARCALYST in the Huadong Territory and we have entered into a license agreement with Genentech where we granted exclusive worldwide rights to develop and commercialize vixarelimab. To the extent that we decide to enter into additional transactions or arrangements, we must spend time and resources to identify appropriate collaborators, licensees or other strategic partners. Moreover, these transactions and arrangements are complex and time consuming to negotiate, document, implement and close. Further, the terms of any such transactions or arrangements that we may establish may have unfavorable tax consequences for our shareholders in the United States. Granting territory-specific rights for our products and product candidates may also reduce their attractiveness for subsequent business development activity. In addition, our right to grant a sublicense of intellectual property licensed to us under certain of our current agreements requires the consent of the applicable licensor, which may be difficult to obtain.

Any current or future collaborations, licenses or other strategic transactions or arrangements that we enter into may not be successful. Their success may depend heavily on the efforts and activities of our collaborators, sublicensees or other strategic partners. We have experienced collaboration failure in the past and may experience similar failures in the future. Collaborations, licenses or other strategic transactions or arrangements are subject to numerous risks, which may include risks that the collaborator, licensee or other strategic partner, as applicable:

●may choose not to pursue or continue development and commercialization of licensed drugs due to clinical trial results, changes in their strategic focus due to their acquisition of competitive products or product candidates or their internal development of competitive products competing priorities, or assets or funding constraints;

●raise disputes with respect to the ownership or inventorship of intellectual property developed pursuant to our collaborations or licenses;
●fail to properly prosecute, maintain or defend our intellectual property rights, or misuse them in ways that gives rise to litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to liability;
●develop intellectual property that is not properly prepared, prosecuted, maintained or defended in a way that could impact that patentability of the intellectual property or validity for any granted patent, which could shorten the term during which we are owed royalties;
●may own, co-own or develop intellectual property covering products that results from our arrangement with them without granting us exclusive rights, requiring us to negotiate licenses with milestone, royalty or other payment obligations (which we may be unable to negotiate on acceptable terms or at all);
●fail to achieve development, regulatory or commercial milestones, materially reducing expected collaboration revenue;
●raise disputes that cause the delay or termination of the research, development or commercialization of current or future products and product candidates or that results in costly litigation or arbitration;
●cause us to be named defendants in lawsuits due to their improper use of licensed intellectual property and not indemnify us against losses in such lawsuits;
●enforce licensed intellectual property against third parties that lead such third parties to challenge the validity or enforceability of the licensed intellectual property, potentially invalidating it or rendering it unenforceable;
●fail to maintain licensed patents that are under their control, or prosecute licensed patent applications in ways that diminish their value;
●delay or refuse to pay milestone and royalty payments, which may impact our ability to satisfy upstream payment obligations, if applicable; and
●conduct sales, marketing or other operations that may not comply with applicable laws, resulting in civil or criminal proceedings.

In addition, disputes may arise with respect to the ownership of any intellectual property developed pursuant to these arrangements. These arrangements may also be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization on our own or with another collaborator.

Risks Related to Intellectual Property

If we are unable to adequately protect our proprietary technology or obtain and maintain patent protection for our technology and products, if the scope of the patent protection obtained is not sufficiently broad or if the terms of our patents are insufficient to protect our product candidates for an adequate amount of time, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be materially impaired.

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our products and product candidates. We seek to do this by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions and improvements that are important to our business. We also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain our proprietary or intellectual property position.

We acquire, in-license and file patent applications directed to our products and product candidates in an effort to establish intellectual property positions directed to their compositions of matter and manufacture as well as uses of these products and product candidates in the treatment of diseases. Our intellectual property rights include patents and patent applications that we both own and have in-licensed. For example, we have a field-specific exclusive license under a license agreement with Regeneron to patent applications and patents relating to ARCALYST and an exclusive license under our license agreement with BIDMC to patent applications and patents related to abiprubart.

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

We or our licensors have not pursued or maintained, and we or our licensees may not pursue or maintain in the future, patent protection for our products or product candidates in every country or territory in which we may seek to commercialize our portfolio. In addition, we cannot be sure that any of our pending patent applications or pending trademark applications will issue or that, if issued, they will be in a form that is advantageous to us. The United States Patent and Trademark Office (the “USPTO”), international patent offices or judicial bodies may deny or significantly narrow claims made under our patent applications and our issued patents may be successfully challenged or may be of insufficient scope to provide protection for our commercial products. Additionally, if a patent is granted in one jurisdiction, that does not mean that such a patent, or the claims set forth in that patent, will be granted in a different jurisdiction. Further, the USPTO, international trademark offices or judicial bodies may deny our trademark applications and, even if published or registered, these trademarks may not effectively protect our brand and goodwill. As with patents, trademarks also may be successfully opposed or challenged.

The patent position of biotechnology and pharmaceutical companies is highly uncertain, involves complex legal and factual issues, and has been the subject of much litigation. The degree of patent protection we require to commercialize our products may be unavailable or limited, failing to protect our rights or provide any competitive advantage. We cannot provide any assurances that our owned or in-licensed patents, or pending applications that mature into patents, will have claims broad enough to protect our current and future products and product candidates. A United States patent covering ARCALYST as a composition of matter expired in 2020 and relevant composition of matter patents issued outside of the United States expired in October 2023. A United States patent covering methods of using ARCALYST in the treatment of recurrent pericarditis was issued in June 2021 and has a statutory term that expires in 2038, not including any patent term adjustment. We are unable to obtain composition of matter patents for KPL-387’s amino acid or nucleic acid sequences. We own a pending patent application covering methods of using KPL-387 in the treatment of recurrent pericarditis, which, if issued, would expire in 2046, not including any patent term extensions or adjustments. We also own additional patent applications covering various technologies related to our KPL-387 program. Additionally, we expect to rely on regulatory exclusivity, such as data exclusivity and orphan exclusivity as applicable, for KPL-387. For example, in the United States, a new biologic product receives 12 years of data exclusivity upon receiving regulatory approval. In the EU, a new product generally receives eight years of data exclusivity and an additional two years of market exclusivity upon regulatory approval. See “Business –Government Regulation” above for additional information on regulatory exclusivities.

In the United States, the natural (i.e., statutory) expiration of a patent is generally 20 years from the earliest filing date of a non-provisional patent application. Various extensions and adjustments may be available; however, the life of a patent, and the protection it affords, is limited. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of patent term extensions and adjustments, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Furthermore, the type, scope and duration of any regulatory exclusivities will vary on a country-by-country basis depending on the jurisdiction in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval in such jurisdiction. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier expiring patent. Limited patent term extensions may be available in the United States under the Drug Price Competition and Patent Term Restoration Act of 1984 (referred to as the Hatch-Waxman Act) and under similar laws in the EU and Japan. In certain countries, the term of a patent that covers a drug product may be eligible for patent term extension when regulatory approval is granted, provided that the legal requirements are met. We may not receive an extension if we or our licensees fail to apply within applicable deadlines or fail or are unable to apply prior to expiration of relevant patents. In addition, the laws of other countries may not protect our rights to the same extent as the laws of the United States. If we or our licensees are unable to obtain patent term extension or the term of any such extension is less than requested, the period during which our patent rights can be enforced for that product will be shortened and competitors may obtain approval to market competing products sooner, impacting our revenue.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide. In such cases, regulatory exclusivity, such as data exclusivity or orphan exclusivity (if available) as applicable, is expected to be relied upon for our or our licensees’ products. The expiration date of regulatory exclusivity is determined on a country-by country-basis if the applicable product is approved in such country and if any applicable regulatory exclusivity applies and is granted. The actual expiration date of any such regulatory exclusivity, however, is subject to significant uncertainty. For instance, the applicable regulatory exclusivity period is often triggered by the date a product candidate obtains regulatory approval, and we cannot predict with any certainty whether and if so, when, the applicable product would receive regulatory approval in any given jurisdiction. Furthermore, the type, scope and duration of such exclusivities will vary on a country-by-country basis depending on the jurisdictions in which a product candidate is approved and the particular regulatory exclusivity for which the product is eligible as of the time of approval.

Other parties may have developed or may develop technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or issued patents, with respect to either the same methods or formulations or the same subject matter, in either case, that we may rely upon to protect our patent position in the market. Publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty.

In addition, the patent prosecution process is expensive and time consuming, and we or our licensees may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Patent prosecution is a lengthy process and the scope of the claims initially submitted for examination may be significantly narrowed by the time they issue, if at all, potentially losing any competitive advantage we hope to achieve. Further, it is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents covering technology that we in-license from, or out-license to, third parties. As a result, we may need to coordinate prosecution, enforcement or maintenance with another party, and even then, the other party could prosecute, enforce or maintain the patents in a manner adverse to our interests or otherwise put the patents at risk of invalidation.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. Patent applications we own or license may not result in issued patents in the United States or in other countries. Even if we acquire patent protection expected to provide a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, potentially narrowing, invalidating or rendering our patents unenforceable. Issuance of a patent is not conclusive as to its inventorship, scope, validity, enforceability or term, and our owned and licensed patents may be challenged in courts or patent offices, in the United States and abroad. For example, United States patents may face challenges such as derivation, reexamination, interference, post-grant review, or inter partes review proceedings, while European patents may be challenged by any person in an opposition proceeding within nine months from the publication of the grant. Similar proceedings exist in other jurisdictions, and in some jurisdictions, third parties can raise questions of validity with a patent office even before a patent has granted. Competitors may claim that they invented the inventions claimed in our issued patents or patent applications prior to the date our inventions were invented, or may file patent applications earlier than us or our licensees, requiring us or our licensees to engage in interference or derivation proceedings at the USPTO or similar opposition actions in Europe or other regions regarding our intellectual property rights for our products, product candidates and technology to determine which party is entitled to the patent on the disputed invention. Such proceedings can be expensive, time consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us or our licensees. Since patent applications are confidential for a period of time after filing, we cannot be certain that we, our licensees or our licensors were the first to file any patent application related to our product and product candidates. Competitors may also contest our patents, if issued, by showing the patent examiner that the invention was not original, was not novel or was obvious. If a court agrees, rights to those challenged patents may be diminished or lost.

We may also face future claims from former employees or consultants of ours, our licensees or licensors asserting an ownership right in our patents or patent applications based on work they performed on our or their behalf. Although we generally require employees, consultants and collaborators with access to proprietary information to assign invention rights to us, we cannot be certain that we, our licensees’ or our licensors have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that these agreements will withstand challenges or that they will not be breached, for which remedies may be inadequate.

An adverse determination in any such proceeding may result in loss of exclusivity or freedom to operate, or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our or our licensees’ ability to prevent others from using or commercializing similar or identical technology and products, without payment to us, shorten patent protection periods for our technology, products and product candidates or reduce the period of time during which our licensees are obligated to make royalty payments to us. Such challenges may also result in our inability to manufacture or commercialize our product and product candidates without infringing third party patent rights. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our assets. Under any such license, if granted, we would most likely be subject to various payment obligations. However, we may be unable to secure such license to the third party’s intellectual property on acceptable terms Even if we are successful against any contests or other claims of infringement, we may spend significant time and resources to do so. Further, if the scope or strength of our patents and patent applications is threatened, it could deter companies from collaborating with us to license, develop or commercialize current or future product candidates since they may view our intellectual property as having reduced commercial value. Further, any public announcement about the start, progress or outcome of any patent or exclusivity disputes or proceedings, in any country, may trigger significant volatility in our stock price.

Even if unchallenged, issued patents may not provide any meaningful protection or prevent competitors from designing around the patent claims by developing similar or alternative non-infringing technologies or products. For example, a competitor could create a drug that provides benefits similar to our product, or one or more of our product candidates, but has a different composition that falls outside the scope of our patent protection. If our patents lack sufficient breadth or term, or are successfully challenged, commercialization of our products could be negatively affected, harming our business.

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

We are party to agreements granting us the rights to develop and commercialize certain of our products and product candidates, including ARCALYST. Each of these agreements requires us to use commercially reasonable efforts to develop and commercialize such drugs, make timely milestone and other payments, provide certain information regarding our activities with respect to such drugs and indemnify the other party with respect to our development and commercialization activities, among others. Disputes may arise between us and any of these counterparties regarding obligations under, or the intellectual property subject to, such agreements, including:

●our diligence obligations to develop and commercialize the licensed technology, and what activities satisfy those diligence obligations;
●the scope of rights granted under the agreement and other interpretation-related issues;
●whether our use of the licensed technology is within the scope of the rights granted to us or otherwise consistent with the agreement;
●milestone, royalty or other payment obligations;
●other parties’ performance being maintained under these agreements;
●whether and the extent to which our technology and processes infringe on intellectual property of the licensor not subject to the agreement;
●our right to sublicense patents and other rights to third parties;
●the ownership of inventions, know-how and other intellectual property, including intellectual property rights resulting from the joint creation or use of intellectual property by us and our licensors, licensees, partners or collaborators;
●our right to transfer or assign the license; and
●the effects of termination.

These or other disputes over our obligations or intellectual property that we have in-licensed, out-licensed or acquired may prevent or impair our ability to maintain our current arrangements on acceptable terms, or may impair the value of the arrangement to us. If we or our sublicensees materially fail to meet our obligations under our agreements, licensors may terminate the respective agreement, requiring us to return licensed technology and possibly grant rights to our intellectual property controlled by us and developed during the period the agreement was in force that relate to the applicable licensed technology. This means that the licensor/seller for each of these agreements could effectively take control of the development and commercialization of our assets following an uncured, material breach of the agreement by us. This would also be the case if we voluntarily elected to terminate the relevant agreement, which we have the right to do under each of these agreements. While we would expect to exercise our rights and remedies available to us in the event we fail, or our sublicensees cause us to fail, to meet our obligations under these agreements in any material respect, including seeking to cure any breach by us or our sublicensees, and otherwise seek to preserve our rights under the technology licensed to or acquired by us, we may not be able to do so in a timely manner, at an acceptable cost or at all. Any uncured, material breach could result in loss of exclusivity and termination of product development and commercialization efforts for our product and each of our product candidates, harming our business and prospects.

Additionally, under the Regeneron Agreement, Regeneron retains worldwide rights to develop and commercialize ARCALYST for local administration to the eye and ear and oncology. The development of ARCALYST in other fields could increase the possibility of identifying adverse safety results that may impact the commercialization of ARCALYST for the treatment of recurrent pericarditis in our territory. We have also granted sub-licenses for others to develop ARCALYST and vixarelimab. Licensees must develop and commercialize drugs, make timely milestone and royalty payments, share information and indemnify us.

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

Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Many companies have filed, and continue to file, patent applications related to immunomodulation and antibody-related technologies. Some of these patent applications have already been allowed or issued, and others may issue in the future. For example, we are aware of third party patents that contain claims potentially relevant to abiprubart. If the claims of any of these patents are asserted against us, we do not believe our proposed activities related to abiprubart would be found to infringe any valid claim of these patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications of third parties now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our products or product candidates. Regardless of when filed, we may fail to identify relevant third party patents or patent applications, or we may incorrectly conclude that a third party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes our products or product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product candidate that is the subject of the actual or threatened suit. Contested proceedings challenging the validity of third party patents may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent.

In order to avoid infringing third party patents, we may find it necessary or prudent to obtain licenses to such patents from such third party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any intellectual property rights from third parties that we identify as necessary for our current or future product candidates. The licensing or acquisition of third party intellectual property rights is a competitive area, and several more established companies may also pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. Without such a license, we may cease developing or commercializing the infringing technology, product or product candidate, or be forced to redesign it and/or to cease some aspect of our business operations, which could have a material adverse effect on our business.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our product candidates and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed such third party patent rights. We may be required to indemnify collaborators or contractors against such claims. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Even if we are successful in defending against such claims, litigation can be expensive and time consuming and would divert management’s attention from our core business. Any of these events could harm our business significantly.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights.

Competitors and other third parties may infringe, misappropriate or otherwise violate our patents and other intellectual property rights, whether owned or in-licensed. To counter infringement or unauthorized use, we or our current or future licensees may be required to file infringement claims against these infringers. A court may disagree with our allegations, however, and may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the third party technology in question. Further, such third parties could counterclaim that we infringe their intellectual property or that a patent we or our licensees have asserted against them is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims challenging the infringement, validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us or our licensees to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or foreign equivalents thereof. Patents may be unenforceable if someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we or our licensors and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid or unenforceable.

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

Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our

Class A ordinary shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive. Patentability requirements vary by country, especially in developing regions. Our ability to protect and enforce intellectual property may be adversely affected by changes in foreign intellectual property laws, which often provide less protection than United States intellectual property law. Many companies face significant challenges in protecting and defending intellectual property outside the United States. Further, some countries’ legal systems do not favor the enforcement of patents and other intellectual property rights, particularly for United States-based companies, making it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, compulsory licensing laws in many countries require patent owners to grant licenses to third-parties, and some jurisdictions limit enforceability against certain parties, including government agencies or government contractors. As a result, we or our licensees may be unable to prevent third parties from practicing inventions covered by our patents abroad in countries outside the United States. Competitors may use our technologies to develop competing products in jurisdictions where we have not obtained patent protection, or where we have obtained patent protection, but such jurisdictions do not favor the enforcement of patents, or other intellectual property rights. In such cases, our intellectual property rights may not be effective or sufficient to prevent them from competing with us, impacting our results of operation and financial condition.

Proceedings to enforce our patent rights, even if successful, can be expensive and time-consuming. Furthermore, we cannot ensure that we or our licensees will be able to initiate or maintain protective actions in all jurisdictions in which we or they may wish to commercialize products. In addition, changes in the law and legal decisions by courts in the United States and other countries may affect the ability to obtain and enforce adequate intellectual property protection for our technology.

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

In addition to patent protection, we may rely on trade secrets, know-how or technological innovation to develop and maintain our competitive position. We seek to protect proprietary technology through confidentiality and invention assignment agreements with collaborators, advisors, contractors, employees and consultants, as applicable, but unauthorized disclosure or use of our technical knowhow or other trade secrets may still occur. Further, we cannot guarantee such agreements exist with every party who had access to our confidential information or proprietary technology. We also seek to protect our proprietary information and technologies by maintaining physical security of our premises and physical and electronic security of our information technology systems. Monitoring unauthorized use and disclosure is difficult, and we cannot guarantee that the steps we have taken to protect our proprietary technologies will be effective. We may lack adequate remedies to address any violation of these agreements or our security, especially in jurisdictions that do not favor the enforcement of intellectual property rights, resulting in loss of exclusivity. Moreover, if confidential information licensed or disclosed to us by our partners, collaborators or others is inadvertently disclosed or subject to a breach or violation, we may face liability to the owner of such information.

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

Detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time consuming, and the outcome is unpredictable. Further, we may be unable to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. We may in the future rely on trade secret protection, which would be subject to the risks identified above with respect to confidential information, particularly outside the United States where courts may be less willing to protect trade secrets.

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

Biopharmaceutical product development is highly speculative and involves significant risk. Generating sufficient product revenue to sustain our organization will depend on a number of factors, including the continued ARCALYST commercialization, the development, approval and eventual commercialization of one or more of our current or future product candidates and the management of our costs consistent with our current operating plan. Future capital expenditures are expected to be substantial, and we may incur operating losses in the future if expenses exceed expectations as we:

●support product development, sales, marketing and distribution capabilities, infrastructure and organization to commercialize ARCALYST and any future approved products;
●conduct research and development activities, including our Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis, our ongoing Phase 1 clinical trial of KPL-387 in normal healthy volunteers, our pre-clinical investigations of KPL-1161 and prepare for our planned Phase 1 clinical trial of KPL-1161 in normal healthy volunteers;
●manufacture products and product candidates for clinical or commercial use, expand our manufacturing capabilities, identify and qualify additional or alternative manufacturers and suppliers and manage the technology transfer for ARCALYST drug substance manufacturing;
●seek regulatory and marketing approvals for our product candidates that successfully complete clinical trials, if any;
●make milestone or other payments under any current or future license, acquisition, collaboration or other strategic transaction agreements;
●seek to identify, assess and study new or expanded indications for our products or product candidates, new or alternative dosing levels and frequency for our products or product candidates or new or alternative administration of our products or product candidates, including method, mode or delivery device;
●seek to identify, assess, acquire or develop additional product candidates;
●address any litigation, including product liability suits, employment-relate disputes, intellectual property disputes and disputes arising out of our collaboration and license agreements;
●enter into licensing, acquisition, collaboration or other strategic transaction agreements;
●seek to maintain, protect and expand our intellectual property portfolio;
●seek to attract and retain skilled personnel; and
●manage delays or issues with the foregoing, such as failed trials, complex or inconclusive results, safety concerns, regulatory challenges that require longer follow-up of existing trials, additional major trials, additional supportive trials in order to pursue marketing approval, pandemics or economic disruptions.

Further, our financial results may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Corporate profitability may not be sustained in subsequent periods.

If we are unable to fund our operations through commercial ARCALYST revenue, we may need to obtain substantial additional funding to progress our operating plans via accessing capital markets. If we are unable to raise capital when needed on acceptable terms, if at all, we may be forced to delay, limit, reduce or cease one or more of our product development plans, research and development programs for our product candidates or commercialization efforts. We also may be unable to expand our operations or otherwise capitalize on our business opportunities or may be required to relinquish rights to our product candidates or products. Any of these occurrences could materially affect our business, financial condition and results of operations.

Financing our operations and activities also carries risk. The sale of additional equity or convertible securities would dilute all of our shareholders. Further, new investors could gain rights superior to our existing shareholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Obtaining funds through licensing, collaboration or other strategic transactions or arrangements may require us to relinquish rights to some of our technologies, product candidates or future revenue streams, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. If we raise funds through research grants, we may be subject to certain requirements, which may limit our ability to use the funds or require us to share information from our research and development.

If we fail to comply with reporting and payment obligations under the MDRP or other governmental pricing and price reporting programs, we could be subject to additional reimbursement requirements and penalties or sanctions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In the United States, we participate in and/or report pricing and other data in connection with the Medicaid Drug Rebate Program (the “MDRP”), Medicare Part B, the Federal Supply Schedule (the “FSS”), the PHS 340B Drug Pricing Program and a number of other federal and state government programs. For example, we have certain price and data reporting obligations under the MDRP and we have obligations to report the average sales price under the Medicare program. Under the MDRP, we are required to pay a rebate to each state Medicaid program for quantities of our products that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our products under Medicaid and for payment to be available for our products under Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS. If we are found to have violated the requirements of such programs, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts, which can change and evolve over time. For example, starting in 2026, “average sales price” regulatory changes related to “bona fide service fees” and the mandatory submission of reasonable assumptions may increase the complexity and compliance burden around Medicare Part B reporting. In addition, as the result of the Inflation Reduction Act of 2022, the “average manufacturer prices” we report under the MDRP will also be used to compute rebates under Medicare Part D triggered by price increases that outpace inflation. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase our costs for complying with the laws and regulations governing the MDRP and other governmental programs, our rebate liability or the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. The Centers for Medicare & Medicaid Services could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B, if applicable, for our covered outpatient drugs. We cannot assure you that our submissions will not be found to be incomplete or incorrect.

In addition, potential future legislative, regulatory or policy changes by the current presidential administration may introduce additional uncertainty for our business. These could include changes to the level of scrutiny applied by the Health Resources and Services Administration to enforce non-compliance with the 340B Drug Pricing Program, new price restrictions or price reporting requirements on products we sell to Medicaid, Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets. For example, federal agencies are developing new drug pricing pilot programs under Medicare Part B and Part D that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Any such changes could significantly impact our business and operations.

Increasingly, states are enacting legislation requiring manufacturers to report drug pricing information. States, however, have not always clearly defined their reporting requirements, which may result in manufacturers inadvertently failing to properly disclose the required pricing information. Complying with federal and state programs and future changes to these programs can be complex and cost-and resource-intensive, and could have a material adverse effect on our business, prospects, operating results and financial condition.

Current and future healthcare legislation or executive or administrative action may have a material adverse effect on our business and results of operations.

In the United States, the UK, the EU and other jurisdictions, there have been and we expect there will continue to be a number of executive, legislative and regulatory initiatives and proposed changes to healthcare systems, drug pricing and reimbursement policies that could affect our operations.

Within the United States, federal and state governments have been active in proposing and implementing health care reform. Drug pricing and payment reform has been an ongoing focus for reform. Recent examples include federal legislation that eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the IRA includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the prior Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first set of negotiated Medicare maximum fair prices going into effect in 2026). The IRA has had a significant impact on the pharmaceutical industry and that impact is anticipated to continue.

Beyond the IRA, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap and changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers. In addition, recent legislation expanded the orphan drug exclusion in Medicare drug price negotiation program.

Under the current United States presidential administration, there have been significant and wide-ranging reforms to federal policy and the federal government. Drug pricing and reimbursement reform have been a particular area of focus. For example, an Executive Order was issued in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs, and increasing drug importation. In May 2025, another Executive Order was issued that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government has also been launched to offer pharmaceutical direct-to-consumer channels. Federal agencies are developing new drug pricing pilot programs, such as a Medicaid model which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and the proposed Medicare Part B and Part D pilot models that, if finalized as proposed would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model.

Other healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted with certainty. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured patients.

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

Other government actions could have an adverse effect upon, and could prevent, our products’ commercial success. For example, the current presidential administration’s announced tariff on branded or patented drugs may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act of 2011, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and remains in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

The nature and extent of future healthcare or other reforms remain unpredictable. There is ongoing uncertainty regarding the nature and impact of executive, administrative or congressional actions and potential litigation. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or executive or administrative action, either in the United States, the UK, EU or elsewhere. Government policies and regulations may change, affecting our operations and business, including clinical trials, regulatory approval, pharmaceutical pricing and reimbursement. If we or third parties upon whom we rely fail to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third party are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained which may have a material impact on our business and operations.

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

Despite the implementation of security measures, our information technology systems and those of our third-party CDMOs, CROs, specialty pharmacies, logistics providers and other contractors, consultants and service providers remain vulnerable to attack, damage or interruption from malware (e.g., ransomware), viruses, theft, natural disasters, terrorism, war, telecommunication and power failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee misuse, human error, fraud, denial or degradation of service attacks, nation-state and nation-state-supported actors or unauthorized access or use by persons within our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in frequency, persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Technologies such as artificial intelligence and machine learning are additionally being used to create more sophisticated attacks on targets, including targeted social engineering attempts. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees, such as our commercial field force, who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Employees may fail to follow cybersecurity protocols, exposing us to vulnerabilities or undermining the safeguards we have put in place. Techniques to gain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, because we have outsourced elements of our information technology infrastructure to vendors, such vendors may or could have access to our confidential information. A cyberattack on a CDMO, CRO, contractor, consultant, service provider or other third party could also increase exposure by allowing criminals to exploit our relationship with such persons. Such security incidents may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or cyberattacks due to attackers increasingly using tools and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence.

We and certain of our service providers experience periodic cyberattacks and security incidents. While we do not believe that we have experienced any current or past significant system failure, accident or security incident that has materially affected or would be reasonably likely to materially affect us, a significant event could disrupt our operations or if such an event were to occur and cause interruptions in our business and operations or those of our third party CDMOs, CROs, specialty pharmacies, third party logistics providers and other contractors, consultants and service providers, the costs associated with the investigation, remediation and potential notification of a cyberattack to counter-parties and data subjects could be material. A cyberattack could result in a material disruption of our or such third party’s business or operations. For example, the loss of clinical trial data could delay regulatory approvals and significantly increase costs necessary to recover or reproduce the data. To the extent that any disruption or security incident results in a loss of or damage to, inappropriate disclosure of or theft of confidential or proprietary information, the further development of our product candidates could be delayed and such proprietary information may be made available to other parties and thereby decrease the value of such information. Further, disruptions to our or our third party providers’ infrastructure may inhibit our ability to commercialize ARCALYST through, among other things, interruptions in our logistics fulfillment, loss of patient and prescriber information, interruptions in our ability to communicate with the third party providers upon which we rely and impairments in our ability to service our patients and address their concerns. Any such event could adversely affect our business and revenue. Although we maintain cybersecurity insurance, coverage may be inadequate and subject to deductibles and limitations.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations and financial condition.

We are subject to data privacy and protection laws, regulations, policies and contractual obligations governing the collection, transmission, storage, processing and use of personal information and data. The global regulatory framework for data privacy and security is evolving, and interpretation and enforcement practices are likely to remain uncertain. This evolution may affect our ability to operate in certain jurisdictions; impede our ability to collect, store, transfer, use and share personal information; necessitate the acceptance of more onerous obligations in our contracts; result in liability; or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with applicable laws, internal policies or contractual obligations with respect to processing personal information could result in negative publicity, government investigations, enforcement actions, third-party claims and reputational harm, any of which could materially affect our business, results of operations and financial condition.

In the United States, most healthcare professionals and research institutions from which we obtain patient health information are subject to HIPAA. We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. While we are generally not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties for knowingly obtaining or disclosing protected health information maintained by a HIPAA covered entity in a manner noncompliant with HIPAA. In the event that we are subject to or affected by HIPAA, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

The United States Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws governing the collection, use, dissemination and security practices of personal information as it considers failing to appropriately secure consumers’ personal information to be unfair acts or practices under the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information held by the company, the size and complexity of its business and the cost to improve security and reduce vulnerabilities.

Our clinical trial programs and other operations outside the United States may implicate international data protection laws, including the European Union General Data Protection Regulation 2016/679 (“GDPR”), the UK GDPR and the Swiss Federal Act on Data Protection (the “DPA”). The GDPR imposes strict requirements for processing EEA residents’ personal data within the EEA and considers some of the personal data we process in respect of clinical trial participant personal data to fall under special categories requiring additional compliance obligations and to local law derogations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines. GDPR noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may also result in regulatory investigations, reputational damage, orders to cease or change our data processing activities, enforcement notices, audits and/ or civil claims (including class actions). The UK maintains similar legislation known as the UK GDPR.

The GDPR regulates transfers of personal data subject to the GDPR to third countries with inadequate personal data protection, including the United States. Because we operate clinical trials in the EU and our operations are substantially centered into the United States, we face additional risk when transferring personal data. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely on standard contractual clauses to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the regulatory guidance and enforcement landscape to continue to develop and may need to make certain operational changes (including revised standard contractual clauses and other relevant documentation for existing data transfers that are necessary to run our organization.

Failure or perceived failure to comply with the GDPR, the UK GDPR, the DPA and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, affect our compliance with contracts entered into with our partners and collaborators, and could have an adverse effect on our reputation, business and financial condition.

In addition to the above, we are also subject to other laws and regulations, such as health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws that may apply directly to our operations or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. Compliance will require significant expenditures of capital and time and any claims that we have violated individuals’ privacy rights or breached our contractual obligations or applicable law could result in expensive and time-consuming litigation.

Although we work to comply with our legal and contractual obligations, these requirements may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. In addition, we make public statements about our use, collection, disclosure and other processing of personal data through our privacy policies and information provided on our website. We or our third party-contractors may fail or be alleged to have failed to comply with such statements or any other obligations we have with respect to personal information, privacy or data protection. Such failures or alleged failures could result in government investigations or enforcement actions, litigation, claims or other proceedings that could generate adverse publicity, harm our reputation, negatively impact our ability to commercialize and market products and product candidates, result in significant liability and require that we devote substantial resources that could otherwise be used in other aspects of our business.

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

Recruiting and retaining qualified corporate, scientific, clinical, regulatory, manufacturing and sales and marketing personnel is also critical to our success. The failure to recruit, or the loss of the services of our executive officers, senior management or other key employees could impede the achievement of our research, development and commercialization objectives, which would adversely impact our ability to implement our business strategy and operate our business. Furthermore, replacing executive officers, senior management and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Changes in our senior management may be disruptive to our business, especially if we are unable to manage an orderly transition of responsibilities. Further, we may be unable to hire, train, retain or motivate these key personnel on acceptable terms due to intense competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of corporate, scientific, sales, marketing and clinical personnel from other pharmaceutical companies, universities and research institutions, as applicable. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific and clinical personnel. In addition, laws and regulations may restrict our ability to attract, motivate and retain the required level of qualified personnel. For example, our business operations may rely on foreign personnel who require work permits. Any changes in immigration policies, work permit regulations or visa requirements (including the cost to obtain visas) could adversely affect our ability to retain skilled employees. If work permits are denied, revoked or not renewed, we may face disruptions in our operations, increased costs for hiring and training replacements, and potential delays in project execution. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or growth.

Effective succession planning is also important to our long-term success and ability to operate as a generational company. As we encounter employee turnover, including turnover of key personnel, we may be unable to timely train or locate replacement personnel in a way that does not delay our strategic planning and clinical and commercial execution.

Our employees, principal investigators, CROs, consultants and other third party service providers may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

Our employees, principal investigators, CROs, consultants and other third party service providers may engage in fraudulent conduct or other illegal activity, including intentional, reckless or negligent conduct that violates the regulations of the FDA and other regulatory authorities, including laws related to disclosure of true, complete and accurate information to such authorities; reporting of clinical data; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately.

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

It is not always possible to identify and deter misconduct by employees and other third parties. The precautions we take to detect and prevent this activity may not effectively control such conduct, whether unknown or unmanaged risks or losses or in protecting us from governmental investigations, lawsuits or other adverse actions stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

There is substantial uncertainty with respect to what extent new (or modified) tariffs will be imposed in the long-term in the United States and other countries, or the ultimate impact such tariffs will have on us, our industry and the patients we seek to serve. Further, it is unclear to what extent subsequent trade negotiations between the United States and other countries will reduce or remove previously announced tariffs. Such unpredictability creates substantial uncertainty and poses significant planning challenges for our operations and our CDMOs’ long term capital investment plans. Unlike consumer goods, pharmaceuticals face unique regulatory, technology and capacity constraints that make rapid supply chain adjustments particularly difficult and costly. Should current tariffs hold or be increased we may be unable to identify and qualify alternative sources of supply and our business may be materially and adversely affected. ARCALYST is currently manufactured in the United States, and we are in the process of moving ARCALYST drug substance manufacturing to Samsung in South Korea. While we do not expect that the current tariffs will result in a material impact to our overall business, financial condition or results of operations, a significant increase to tariffs on pharmaceutical products imported from South Korea may have a material effect on our business following the completion of such technology transfer.

Unfavorable global economic or operational conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and disruptions in global financial markets. These disruptions could adversely affect our ability to manufacture, market and sell ARCALYST, and satisfy the required supply for any of our product candidates or successfully complete preclinical and clinical development of our product candidates, which could require us to incur additional costs, and impair our ability to obtain regulatory approval of our product candidates and generate revenue. Doing business internationally involves a number of other risks, including but not limited to:

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
●imposition of tariffs, curtailment of trade and other business restrictions;
●certain expenses including, among others, expenses for travel, translation and insurance; and
●regulatory and compliance risks that relate to maintaining accurate information and control over clinical activities, sales and other functions that may fall within the purview of the FCPA, its books and records provisions or its antibribery provisions and the application of anti-corruption and anti-bribery laws in applicable jurisdictions.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current global economic climate and financial markets conditions could adversely impact our business.

Climate change, and related regulation, may result in increased costs or otherwise negatively impact our operations and harm our business.

The impacts of climate change on the global economy and our industry are rapidly evolving. Physical impacts of climate change (including but not limited to floods, hurricanes, droughts, more frequent and/or intense storms and wildfires), could negatively impact our business and operations, as well as the business and operations of our third party CDMOs and CROs upon whom we rely. Such events may result in damage or loss of our products and product candidates during their manufacture and shipment, cause delays in clinical development due to trial site disasters or result in losses of critical data, any of which may adversely impact our operations. An evolving climate may also result in uncertain and potentially onerous regulatory requirements as agencies and governmental authorities adjust, such as new or changed emissions reporting and auditing requirements. Failure to comply with such requirements in a timely manner may adversely affect our reputation, business or financial performance.

Risks Related to Ownership of Our Ordinary Shares

The concentration of ownership of our Class B ordinary shares among our senior management, and the conversion rights of our Class A1 and B1 ordinary shares, which are held entirely by entities affiliated with certain of our directors, means that certain matters submitted to our shareholders for approval may be influenced by such persons, which may have an adverse effect on the price of our Class A ordinary shares and may result in our Class A ordinary shares being undervalued.

Each Class A ordinary share is entitled to one vote per Class A ordinary share and each Class B ordinary share is entitled to ten votes per Class B ordinary share. Our Class A1 ordinary shares and Class B1 ordinary shares have no voting rights. As a result, all matters submitted to our shareholders are decided by the vote of holders of our Class A ordinary shares and Class B ordinary shares. As a result of the multi-class voting structure of our ordinary shares, our executive officers and certain other members of our senior management collectively control a substantial amount of the voting power of our ordinary shares and therefore are able to control the outcome of certain matters submitted to our shareholders for approval. As of December 31, 2025, the holders of Class A ordinary shares accounted for approximately 72% of our aggregate voting power and the holders of Class B ordinary shares accounted for approximately 28% of our aggregate voting power. Our executive officers and certain other members of our senior management hold Class A ordinary shares and Class B ordinary shares representing approximately 25% of our aggregate voting power as of December 31, 2025 and may have the ability to influence the outcome of certain matters submitted to our shareholders for approval.

However, this percentage may change depending on any conversion of our Class B ordinary shares, Class A1 ordinary shares or Class B1 ordinary shares as set forth in our articles of association. For example, as of December 31, 2025, entities affiliated with certain members of our directors could convert their Class A1 ordinary shares and Class B1 ordinary shares upon 61-days’ prior written notice into Class A ordinary shares and Class B ordinary shares, respectively, which in the aggregate would result in such entities holding approximately 74% of our aggregate voting power and having the ability to control the outcome of certain matters submitted to our shareholders for approval. Due to these conversion rights, holders of our Class A1 ordinary shares and our Class B1 ordinary shares could, at any time with appropriate advance notice to us, significantly increase their voting control of us, which could result in their ability to significantly influence or control matters submitted to our shareholders for approval and significantly decrease the voting power of our currently outstanding Class A ordinary shares.

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

A significant number of our Class A ordinary shares are issuable upon conversion of our Class B, Class A1 and Class B1 ordinary shares, subject to certain limitations on conversion. As of December 31, 2025, approximately 2.1 million Class A ordinary shares directly held by our executive officers and directors, inclusive of Class A ordinary shares issuable upon conversion of our Class B, Class A1 and Class B1 ordinary shares, were eligible for resale in the public market to the extent permitted by the provisions of Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and such rule, Rule 144. In addition, as of December 31, 2025, there were approximately 12.2 million Class A ordinary shares subject to outstanding share options, PSOs, RSUs and PSUs under our equity incentive plans that may become eligible for sale in the public market to the extent permitted by the provisions of applicable vesting schedules and Rule 144 and Rule 701 under the Securities Act.

A majority of our ordinary shares are held by our executive officers and other members of our senior management team, together with entities affiliated with certain of our directors. As of December 31, 2025, on an as-converted to Class A ordinary shares basis, these shareholders collectively held approximately 33.9 million of our Class A ordinary shares. If any of these shareholders sell, convert or transfer or indicate an intention to sell, convert or transfer, a substantial amount of their ordinary shares (after certain restrictions on conversion or resale lapse), the market price of our Class A ordinary shares could decline.

Pursuant to our amended and restated investor rights agreement (our “Investors Rights Agreement”), certain shareholders are entitled to certain registration rights with respect our Class A ordinary shares, including Class A ordinary shares issuable upon conversions of our Class B, Class A1 and Class B1 ordinary shares and upon the exercise of certain rights to acquire Class A ordinary shares, or collectively registerable securities, under the Securities Act. As of December 31, 2025, on an as-converted to Class A ordinary shares basis, we have registered approximately 31.8 million Class A ordinary shares held by certain holders affiliated with certain of our directors as well as certain other shareholders pursuant to our investor rights agreement, which are freely tradable without restriction under the Securities Act, to the extent permitted by Rule 144. Further, pursuant to the Investors Rights Agreement (a) the holders affiliated with certain of our directors are entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future and (b) our executive officers are also entitled to certain registration rights under the Securities Act with respect to registrable securities they may own now or in the future, including, on an as-converted to Class A ordinary shares basis, approximately 1.7 million Class A ordinary shares held by certain of our executive officers as of December 31, 2025. If any of these Class A ordinary shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our Class A ordinary shares could decline.

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

Risks Related to Our Jurisdiction of Incorporation and Certain Tax Risks

As a result of increased shareholder voting requirements in the UK relative to the United States, we will have less flexibility with respect to our ability to issue new shares.

Under English law, our shareholders must authorize an allotment of share capital which can be issued by our board of directors without further shareholder approval, but this authorization must be approved by our shareholders via an ordinary resolution from time to time (i.e., approval from shareholders holding more than 50% of the voting rights), with such authority capable of applying in respect of any period specified in such resolution up to a maximum of five years. At our annual meeting of shareholders in June 2025, our shareholders authorized us to issue new ordinary or preferred shares (up to a maximum of 35% of our outstanding shares on the record date for our 2025 annual meeting) for a period of five years from the date of such meeting. However, there is no guarantee that any subsequent authorizations will be approved. In the event that we do not receive such authorization, we would face significant impediments to our business and operations as we would be unable to raise capital through the issuance of equity, use equity as consideration in business development deals or honor our outstanding employee equity awards without seeking shareholder approval in each case. Such a scenario would materially harm our business due to the administrative and financial costs related thereto.

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

Although we are incorporated under the laws of England and Wales, we may become subject to income, withholding or other taxes in certain other jurisdictions by reason of our activities and operations, including the movement of assets to and between one or more foreign subsidiaries. It is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such tax liability could materially adversely affect our results of operations.

For example, we are currently incorporated under the laws of England and Wales and have subsidiaries in the United States, the UK, Switzerland, Germany and France. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions subject to transfer pricing arrangements between us and such subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.

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

We completed an analysis of the Company’s and its subsidiaries sources of income and character of their assets for United States federal income tax purposes and determined that neither the Company nor any of its subsidiaries would be classified as a PFIC for the taxable year ending December 31, 2025. Although we believe that we were not a PFIC for 2025 and do not expect to become a PFIC in 2026, there can be no guarantee that we, or our subsidiaries, will not be treated as a PFIC for any taxable period. In this regard, the determination of PFIC classification is not made until after the close of the year and it depends on the amount and character of our annual income and assets, which in turn can depend on the interpretation of regulations and authorities, the application of which can be unclear. A non-United States company will generally be considered as a PFIC for any taxable year if (i) at least 75% of its gross income is passive (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. If we, or our subsidiaries, are classified as a PFIC in any year with respect to which a beneficial owner of our Class A ordinary shares who is (a) an individual who is a citizen of the United States, (b) a corporation organized under the laws of the United States or any state, district or territory thereof, (c) an estate taxable with income subject to United States federal income tax or (d) certain trusts (each, a “United States Holder”) owns our Class A ordinary shares, we will continue to be treated as a PFIC with respect to such United States Holder in all succeeding years during which the United States Holder owns the Class A ordinary shares, regardless of whether we continue to meet the PFIC test described above, unless we cease to be a PFIC and the United States Holder made a “qualified electing fund” election or “mark-to-market” election for (a) the first taxable year the United States Holder was treated as owning our shares while we were a PFIC or (b) for the taxable year in which we were a PFIC and the United States Holder made a “deemed sale” election or was qualified to and made a “deemed dividend” election.

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

We have not experienced a material data breach or failure of our cybersecurity program. Our business depends on the availability, reliability and security of our and our third party contractors’ information systems, networks and data. Various risks arising out of a cyberattack, security breach or a failure on our or our third party contractors’ part to maintain an adequate cybersecurity program could adversely affect our business, financial condition and results of operations. See “Risk Factors – General Risk Factors – Our information technology systems, or those of our third party CDMOs, CROs, specialty pharmacies, third party logistics providers and other contractors, consultants and service providers, may fail or suffer cyberattacks or security breaches, which could result in a material disruption of our or such third party’s business or operations, impede our development programs for our product candidates or materially impact our ability to commercialize our products.”

ITEM 2.      PROPERTIES.

Our executive headquarters are located in Lexington, Massachusetts, where we have leased office and laboratory space, under a lease that expires in August 2028. We have also leased office space in London, UK, Zug, Switzerland and San Diego, California. These spaces include commercial and logistical operations, as well as office space to support our research and development operations.

ITEM 3.      LEGAL PROCEEDINGS.

We are not party to any material legal proceedings.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market

Our Class A ordinary shares are listed on The Nasdaq Global Select Market under the symbol “KNSA.”

Holders

As of February 20, 2026, there were two holders of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our Class A1 ordinary shares and one holder of record of our Class B1 ordinary shares. The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Performance Graph

The following graph shows a comparison of the total cumulative total shareholder returns (assuming reinvestment of dividends, if any) of an investment of $100 in cash on the last trading day of 2020 to the close of the last trading day of 2025 in each of (i) our Class A ordinary shares, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our ordinary shares.

Comparison of 5 Year Cumulative Total Return
Among Kiniksa Pharmaceuticals, the NASDAQ Biotechnology Index, and the NASDAQ Composite Index
$250
$200
$150
$100
$50
$-
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
12/31/2025
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

KPL-387 is an investigational, fully human immunoglobulin G2 monoclonal antibody that binds IL1-R1, inhibiting IL-1α and IL-1β mediated signaling. KPL-387 is an independently developed asset that we believe may expand the recurrent pericarditis market and provide an additional treatment option for patients, with the potential to add the convenience of monthly subcutaneous self-administration with a liquid formulation. In July 2025, we announced that the Phase 2 dose-focusing portion of the Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis had begun recruiting. We expect data from the Phase 2 portion of the trial in the second half of 2026 and plan to use the totality of the data to determine further development strategy. In September 2025, we announced plans to conduct a supplemental Phase 2 transition to KPL-387 monotherapy dosing and administration study to evaluate the efficacy and safety of dosing regimens used to transition patients from standard therapies to KPL-387 monotherapy. In October 2025, the FDA granted Orphan Drug Designation to KPL-387 for the treatment of pericarditis.

KPL-1161 is an independently developed, pre-clinical, Fc-modified immunoglobulin G2 monoclonal antibody that binds IL-1R1, inhibiting IL-1α- and IL-1β-mediated signaling. KPL-1161 is a modified version of KPL-387 designed to have an increased drug half-life that we believe could support quarterly subcutaneous dosing. We are currently conducting preclinical activities with respect to this asset, with an expectation to initiate a Phase 1 first-in-human clinical trial by the end of 2026.

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

Components of Our Results of Operations

Product revenue, net

We have been generating product revenue from sales of ARCALYST since April 2021. ARCALYST is sold through a third party logistics provider that distributes primarily through a select network of specialty pharmacies (collectively, “customers”), which deliver the medication to patients by mail. ARCALYST is currently only approved for sale in the United States, and, therefore, we expect to derive substantially all of our product revenue from the United States for the foreseeable future.

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

In February 2022, we entered into the Huadong Collaboration Agreements with Huadong, pursuant to which we granted Huadong exclusive rights to develop and commercialize ARCALYST and mavrilimumab, in the Huadong Territory. In April 2025, we entered into a mutual termination agreement with Huadong pursuant to which we agreed to terminate the mavrilimumab Huadong Collaboration Agreement and release all claims related thereto. The ARCALYST Huadong Collaboration Agreement remains in effect. For more information, see “Business –License and Acquisition Agreements—Out-Licensing Agreements—Huadong Collaboration Agreements”.

Under the Huadong Collaboration Agreements, we received a total upfront cash payment of $22.0 million, which includes $12.0 million for the Huadong Territory license of ARCALYST and $10.0 million for the Huadong Territory license of mavrilimumab. In the fourth quarter of 2024, following the achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20.0 million, which was received in the first quarter of 2025. In addition, we will be eligible to receive additional contingent sales-based milestones payments related to ARCALYST. Huadong will also be obligated to pay us tiered percentage royalties on ARCALYST ranging from the low-to-mid teens on annual net sales in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory. We recognized the $10.0 million related to the mavrilimumab license during the year ended December 31, 2022 and do not expect to recognize any additional license and collaboration revenue following the termination of the mavrilimumab Huadong Collaboration Agreement. We have recognized $0.2 million of revenue of the $32.0 million transaction price under the ARCALYST license agreement as of December 31, 2025, and will recognize the remaining revenue as materials are shipped.

In August 2022, we entered into the Genentech License Agreement, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize the Genentech Licensed Products. For more information, see “Business –License and Acquisition Agreements—Out-Licensing Agreements—Genentech License Agreement”.

Under the Genentech License Agreement, we received an upfront payment of $80.0 million for the license. Additionally, in 2023, we received a total of $35.0 million in additional payments from Genentech related to delivery of certain drug material to Genentech and Genentech’s achievement of a development milestone. In the fourth quarter of 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10.0 million, which was received in the first quarter of 2024. In the second quarter of 2024, we received $5.0 million following the achievement of a development milestone related to a third indication under the Genentech License Agreement. We will be eligible to receive up to a total of approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $570.0 million remains as of December 31, 2025. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country. In 2024, we completed our remaining obligations under the Genentech License Agreement and we have recognized as revenue all of the consideration received.

Operating Expenses

Cost of Goods Sold

Cost of goods sold includes production and distribution costs of ARCALYST, amortization of the $20.0 million payment we made to Regeneron in the first quarter of 2021 upon achievement of a regulatory milestone and other miscellaneous product costs associated with ARCALYST. Cost of goods sold also includes labor and overhead costs associated with the production of ARCALYST associated with supply chain, quality, and regulatory activities, and the technology transfer of the manufacturing process for ARCALYST.

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

Other Income

Other income consists of interest income recognized from investments in money market funds, United States Treasury securities and other miscellaneous income offset by expenses related to investments.

Income Taxes

Prior to the Redomiciliation, our principal holding company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, our principal holding company is incorporated and principally subject to taxation in the United Kingdom. Under the previous laws of Bermuda, there is no corporate income tax levied on an exempted company’s income, resulting in an effective zero percent tax rate. As a result, we have not recorded any income tax benefits from our losses incurred in Bermuda during each of the reporting periods in which it was incorporated there, and no net operating loss carryforwards are currently available to us for those losses. Following the Redomiciliation, our income is subject to the enacted United Kingdom statutory corporate tax rate and net operating losses incurred have an indefinite carryforward. Our wholly owned subsidiaries (including any foreign branch offices thereof) are subject to taxation in their respective countries.

In the third quarter of 2022, Kiniksa Pharmaceuticals, Ltd. (“Kiniksa Bermuda”) transferred exclusive worldwide rights to develop and commercialize vixarelimab to Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”). In the fourth quarter of 2023, all rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and inventory owned insofar as they related exclusively or primarily to ARCALYST were allocated by Kiniksa UK to its Swiss branch office. In the first quarter of 2024, Kiniksa Bermuda transferred to Kiniksa Pharmaceuticals, GmbH (“Kiniksa Switzerland”) all rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and materials owned insofar as they related exclusively or primarily to abiprubart, mavrilimumab, KPL-387, KPL-1161 and other preclinical assets. In connection with each of the foregoing transfers and /or allocations, we recognized a step-up in basis and did not incur any material tax liabilities.

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

Results of Operations

Comparison of the Years Ended December 31, 2025, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2025, 2024 and 2023:

				2025/2024		2024/2023
	Years Ended			Comparison		Comparison
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2025	2024	2023	$	%	$	%

	(in thousands)			(in thousands, except percentages)
Revenue:
Product revenue, net	$677,564	$417,029	$233,176	$260,535	62%	$183,853	79%
License and collaboration revenue	—	6,210	37,083	(6,210)	(100)%	(30,873)	(83)%
Total revenue	677,564	423,239	270,259	254,325	60%	152,980	57%
Operating expenses:
Cost of goods sold	77,673	60,910	33,407	16,763	28%	27,503	82%
Collaboration expenses	229,545	128,311	56,524	101,234	79%	71,787	127%
Research and development	96,853	111,623	76,097	(14,770)	(13)%	35,526	47%
Selling, general and administrative	196,272	168,011	129,427	28,261	17%	38,584	30%
Total operating expenses	600,343	468,855	295,455	131,488	28%	173,400	59%
Income (loss) from operations	77,221	(45,616)	(25,196)	122,837	(269)%	(20,420)	81%
Other income	11,647	9,464	8,544	2,183	23%	920	11%
Income (loss) before income taxes	88,868	(36,152)	(16,652)	125,020	(346)%	(19,500)	117%
Benefit (provision) for income taxes	(29,863)	(7,041)	30,736	(22,822)	324%	(37,777)	(123)%
Net income (loss)	$59,005	$(43,193)	$14,084	$102,198	(237)%	$(57,277)	(407)%

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $677.6 million, $417.0 million and $233.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increases in 2025 and 2024 were primarily driven by an increase in patient enrollment.

License and Collaboration Revenue

We did not recognize any license and collaboration revenue for the year ended December 31, 2025. We reported $6.2 million of license and collaboration revenue for the year ended December 31, 2024, primarily driven by the achievement of a $5.0 million development milestone related to a third indication under the Genentech License Agreement and $0.7 million of products sold under the ARCALYST Huadong Collaboration Agreements. We reported $37.1 million of license and collaboration revenue for the year ended December 31, 2023, related to the Genentech License Agreement primarily driven by the achievement of $25.0 million in development milestones related to two new indications, materials delivered and our ongoing recognition of the transaction price related to the in-progress Phase 2b clinical trial of vixarelimab in prurigo nodularis.

Cost of Goods Sold

We recognized cost of goods sold of $77.7 million, $60.9 million, and $33.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase of $16.8 million in 2025 from 2024 related primarily to the increase in sales of ARCALYST. The increase of $27.5 million in 2024 from 2023 related primarily to the increase in sales of ARCALYST and a $12.6 million increase related to the technology transfer of the manufacturing process offset by a decrease in average cost per unit resulting from favorable production variances.

Collaboration Expenses

We recognized collaboration expenses of $229.5 million, $128.3 million and $56.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase of $101.2 million in 2025 from 2024 relates primarily to increased revenue from sales of ARCALYST. The increase of $71.8 million in 2024 from 2023 relates primarily to an increase in revenue from the sales of ARCALYST driving higher profits under the Regeneron agreement and to a $10.0 million payment due to Regeneron related to a regulatory milestone achieved under the ARCALYST Huadong Collaboration Agreement.

Research and Development Expenses

				2025/2024		2024/2023
	Years Ended			Comparison		Comparison
	December 31,			Increase/(Decrease)		Increase/(Decrease)
	2025	2024	2023	$	%	$	%

	(in thousands)			(in thousands, except percentages)
Direct research and development expenses by program:
ARCALYST	$1,040	$1,080	$2,628	$(40)	(4)%	$(1,548)	(59)%
KPL-387	47,265	11,221	2,537	36,044	321%	8,684	342%
KPL-1161	4,198	581	—	3,617	623%	581	0%
Abiprubart	6,122	59,459	28,388	(53,337)	(90)%	31,071	109%
Vixarelimab	44	1,530	7,717	(1,486)	(97)%	(6,187)	(80)%
Unallocated research and development expenses:
Personnel related (including share-based compensation)	23,943	24,302	22,462	(359)	(1)%	1,840	8%
Other	14,241	13,450	12,365	791	6%	1,085	9%
Total research and development expenses	$96,853	$111,623	$76,097	$(14,770)	(13)%	$35,526	47%

Research and development expenses were $96.9 million for the year ended December 31, 2025, compared to $111.6 million for the year ended December 31, 2024, or a decrease of $14.8 million. Research and development expenses were $111.6 million for the year ended December 31, 2024 compared to $76.1 million for the year ended December 31, 2023, or an increase of $35.5 million.

Direct costs for our KPL-387 program were $47.3 million, $11.2 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, expenses primarily related to the start-up of our Phase 2/3 clinical trial in recurrent pericarditis and manufacturing of clinical supply. During the year ended December 31, 2024, expenses primarily related to our Phase 1 study in normal healthy volunteers and manufacturing of clinical supply. During the year ended December 31, 2023, expenses primarily related to manufacturing of clinical supply.

Direct costs for our KPL-1161 program were $4.2 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. We did not incur any expenses related to KPL-1161 for the year ended December 31, 2023. For the years ended December 31, 2025 and 2024 expenses incurred primarily related to pre-clinical development.

Direct costs for our abiprubart program were $6.1 million, $59.5 million and $28.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025 expenses incurred primarily related to the close-out of our Phase 2b clinical trial in Sjögren’s Disease. During the year ended December 31, 2024 expenses incurred primarily related to a $18.5 million write-off of prepayments for future manufacturing we no longer expect to utilize, manufacturing of clinical material, continuation of cohort four and study wind-down activities of our Phase 2 clinical trial in RA and start-up costs of our Phase 2b clinical trial in Sjögren’s Disease. During the year ended December 31, 2023, expenses incurred primarily related to the manufacturing of clinical material, the continuation of the first two cohorts of the Phase 2 clinical trial of abiprubart in RA and Cohorts 3 and 4 of such trial.

Direct costs for our vixarelimab program were less than $0.1 million, $1.5 million and $7.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2024, expenses incurred were primarily related to the wind-down activities of our Phase 2b clinical trial in prurigo nodularis. During the year ended December 31, 2023 expenses incurred primarily related to our ongoing Phase 2b clinical trial of vixarelimab in prurigo nodularis.

Unallocated research and development expenses were $38.2 million, $37.8 million and $34.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase of $0.8 million in unallocated research and development expenses in 2025 from 2024 was primarily due to an increase in pre-clinical development. The increase of $3.0 million in unallocated research and development expenses in 2024 from 2023 was primarily due to an increase in personnel to support our clinical trials. Personnel-related costs for the years ended December 31, 2025, 2024 and 2023 included share-based compensation of $6.6 million, $6.1 million and $5.5 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $196.3 million, $168.0 million and $129.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The increase of $28.3 million in 2025 from 2024 was primarily due to an increase of $23.1 million in personnel-related costs largely attributable to an increase in headcount and an increase in sales and marketing expenses of $5.5 million. The increase of $38.6 million in 2024 from 2023 was primarily due to an increase of $18.9 million in personnel-related costs and an increase in sales and marketing expenses of $13.5 million, largely attributable to a full year of expenses associated with the expansion of our salesforce in 2023 and an increase in professional fees of $2.8 million largely attributable to the Redomiciliation. Personnel-related costs for the years ended December 31, 2025, 2024 and 2023 included share-based compensation of $28.2 million, $22.9 million and $19.8 million, respectively.

Other Income

Other income was $11.6 million, $9.5 million and $8.5 million for the years ended December 31, 2025, 2024 and 2023. The year-over-year increases were driven primarily by higher interest income generated by increased average holdings of cash, cash equivalents, and short-term investments.

Benefit (Provision) for Income Taxes

For the year ended December 31, 2025, we recorded an income tax provision of $29.9 million relating primarily to income earned in Switzerland, the United States, and the UK; valuation allowance on Swiss losses and revaluation of Swiss deferred tax assets for enacted rate changes; offset by benefits related to share-based compensation, and United States federal and state R&D Credits.

For the year ended December 31, 2024, we recorded an income tax provision of $7.0 million relating primarily to income earned in Switzerland and the United States, offset by Foreign-Derived Intangible Income (“FDII”) deduction and United States federal and state R&D Credits utilized.

For the year ended December 31, 2023, we recorded an income tax benefit of $30.7 million relating to a non-cash deferred tax benefit of $33.8 million primarily associated with Kiniksa UK’s allocation of its ARCALYST assets to its Swiss branch office and the release of the valuation allowance on United States deferred tax assets offset by the establishment of a partial valuation allowance on our UK deferred tax assets. The net benefit in the net deferred tax asset was offset by current income tax expense of $3.1 million primarily associated with income earned in the UK and the United States.

Liquidity and Capital Resources

As of December 31, 2025, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $414.1 million. Our net income (losses) were $59.0 million, ($43.2) million and $14.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. We expect our cash balance and our expected cash inflows from operations to allow us to meet our current operating plan.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have committed to minimum payments to Regeneron of $24.6 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $10.5 million, $3.5 million of which are due within one year. In connection with our ongoing technology transfer of ARCALYST drug substance manufacturing, we have entered into a Master Services Agreement and a Product Specific Agreement with Samsung. Our commitments under such agreements, which includes the purchase of raw materials and related service fees, obligates us to minimum payments of $147.7 million, $18.9 million of which are due within one year. As December 31, 2025, we have capitalized $20.9 million of production cost into inventory as semi-finished goods related to drug substance manufactured at Samsung. We have additionally entered into agreements with several CDMOs to provide us with preclinical and clinical trial materials for our non-ARCALYST assets, which obligate us to minimum payments of $3.4 million, all of which are due within one year. We have long-term incentive plans for our employees that may result in cash award payments of $23.1 million, based upon the achievement of certain regulatory milestones, none of which are expected to be achieved in the next year.

Under various agreements with third parties, we are entitled to receive upfront payments, milestone payments, and royalties, each based upon specified milestones. In 2024, we received $15.0 million in development milestone payments from Genentech related to a second and third indication under the Genentech License Agreement. In 2025, we received a $20.0 million milestone payment related to Huadong’s achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, $10.0 million of which was paid to Regeneron in 2025 as part of the Regeneron Agreement.

These agreements impact our short-term and long-term liquidity and capital needs. As of December 31, 2025, we had cash, cash equivalents and short-term investments of $414.1 million.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Years Ended
	December 31,
	2025	2024	2023

	(in thousands)
Net cash provided by operating activities	$137,985	$25,689	$13,301
Net cash provided by (used in) investing activities	(188,993)	37,672	(29,557)
Net cash provided by financing activities	33,023	12,266	1,495
Net increase (decrease) in cash and cash equivalents	$(17,985)	$75,627	$(14,761)

Operating Activities

Net cash provided by operations was $138.0 million for the year ended December 31, 2025, compared to $25.7 million for the year ended December 31, 2024. The increase in cash provided by operating activities is primarily due to an increase in net contribution from higher ARCALYST sales, offset by a decrease in cash received from licensing agreements of $5.0 million.

Net cash provided by operations was $25.7 million for the year ended December 31, 2024, compared to $13.3 million for the year ended December 31, 2023. The increase in cash provided by operating activities is primarily due to an increase in net contribution from higher ARCALYST sales, offset by a decrease in cash received from licensing agreements of $20.0 million.

Investing Activities

Net cash used in investing activities was $189.0 million for the year ended December 31, 2025, compared to net cash provided by investing activities of $37.7 million for the year ended December 31, 2024 as part of managing our cash and short-term investment portfolio mix as we deployed higher levels of investable cash into treasury securities with longer-terms.

Net cash provided by investing activities was $37.7 million for the year ended December 31, 2024, compared to net cash used in investing activities of $29.6 million for the year ended December 31, 2023 as part of managing our cash and short-term investment portfolio mix.

Financing Activities

During the years ended December 31, 2025, 2024 and 2023, net cash provided by financing activities was $33.0 million, $12.3 million and $1.5 million, respectively, consisting of proceeds from the exercise of employee share options and our 2018 Employee Share Purchase Plan (the “2018 ESPP”).

Funding Requirements

We expect to incur significant expenses in connection with our ongoing and planned activities as we continue to commercialize ARCALYST and advance our current and future product candidates through preclinical and clinical development, seek regulatory approval and commercialize one or more of our current or future product candidates, if approved. We may also incur expenses in connection with collaboration, licensing or other strategic transactions. Further, we may incur expenses related to milestone, royalty and other payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates. For more information on our near and long-term funding requirements, see “Risk Factors – General Risk Factors – We have a history of operating losses and may require substantial additional financing in the future.”

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

As of December 31, 2025, a 10% change in our product revenue allowance and reserve would not result in a material change in our net revenue.

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

As of December 31, 2025, we have accrued $6.6 million of estimated research and development expenses.

Income Taxes

We file tax returns based upon our interpretation of tax laws and regulations, and we record estimates in our financial statements based upon these interpretations at the applicable tax rates in the jurisdictions in which we operate. Our tax returns are routinely subject to examination by taxing authorities, which could result in future tax, interest, and penalty assessments. Inherent uncertainties also exist in estimates of many tax positions due to the complexity of tax laws. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances such as changes to existing tax law, the issuance of regulations by taxing authorities, new information obtained during a tax examination, or resolution of a tax examination. We believe our estimates for uncertain tax positions are both appropriate and sufficient to pay assessments that may result from examinations of our tax returns; however, given the uncertainty of positions that could be taken by taxing authorities during the examinations of our tax returns, the ultimate outcome of any tax matters may result in liabilities that are greater than amounts accrued. We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense.

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

We believe our estimates for our uncertain tax positions and the valuation allowances against certain deferred tax assets recognized in our financial statements are appropriate based upon our assessment of the factors mentioned above.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our annual consolidated financial statements included elsewhere in this Annual Report.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2025, our cash, cash equivalents and short-term investments consisted of money market funds and United States Treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United

States interest rates. Such interest rates have and in the future may be subject to significant volatility. However, because of the short-term nature of the instruments in our portfolio, an immediate 100 basis point change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Trading Arrangements.

During the three months ended December 31, 2025, certain of our directors and officers entered into, modified or terminated contracts, instructions or written plans for the purchase or sale of our ordinary shares that are intended to satisfy the affirmative defense conditions specified in Rule 10b5-1(c) under the Exchange Act, as described below:

				Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non Rule 10b5-1	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
Sanj K. Patel	Chairman and CEO	Adoption	October 31, 2025	X		December 31, 2026	564,182
John Paolini	EVP, Chief Medical Officer	Adoption	November 18, 2025	X		November 19, 2026	98,424

(1)	A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by broker or the holder of the trading arrangement or as otherwise provided in the trading arrangement.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except to the extent provided below, the information required to be disclosed by this Item will be set forth in our proxy statement for our 2026 Annual Meeting to be filed with the SEC within 120 days of December 31, 2025, and is incorporated into this Annual Report by reference.

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

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2026 Annual Meeting to be filed with the SEC within 120 days of December 31, 2025, and is incorporated into this Annual Report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2026 Annual Meeting to be filed with the SEC within 120 days of December 31, 2025, and is incorporated into this Annual Report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2026 Annual Meeting to be filed with the SEC within 120 days of December 31, 2025, and is incorporated into this Annual Report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required to be disclosed by this Item will be set forth in our proxy statement for our 2026 Annual Meeting to be filed with the SEC within 120 days of December 31, 2025, and is incorporated into this Annual Report by reference.

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

(a)(3) Exhibits. See Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Articles of Association of Kiniksa Pharmaceuticals International, plc	8-K12B	001-38492	3.1	6/28/24

4.1	Specimen Share Certificate evidencing the Class A Ordinary Shares	8-K12B	001-38492	4.1	6/28/24

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of February 9, 2018	S-1	333-224488	4.2	4/27/18

4.3	Description of Kiniksa Pharmaceuticals International, plc Securities	8-K12B	001-38492	4.2	6/28/24

10.1†	Asset Purchase Agreement, dated September 7, 2016, by and between the Registrant and Biogen MA Inc., as amended	S-1	333-224488	10.6	4/27/18

10.2††	Amendment No. 2, dated August 2, 2022, to the Asset Purchase Agreement, dated September 7, 2016, by and between the Registrant and Biogen MA Inc.	10-Q	001-38492	10.2	11/3/22

10.3†	License Agreement, dated September 25, 2017, by and between the Registrant and Regeneron Pharmaceuticals, Inc.	S-1	333-224488	10.7	4/27/18

10.4††	Amendments Nos. 1 and 2 to the License Agreement, dated September 25, 2017, by and between Kiniksa Pharmaceuticals Ltd. and Regeneron Pharmaceuticals, Inc.	10-Q	001-38492	10.2	5/6/21

10.5†	License Agreement, dated as of December 21, 2017, by and between the Registrant and MedImmune, Limited	S-1	333-224488	10.8	4/27/18

10.6†	Amendment No. 1 to the License Agreement, effective as of July 9, 2020, by and between Kiniksa Pharmaceuticals, Ltd. and MedImmune Limited	8-K	001-38492	10.1	7/15/20

10.7††	Exclusive License Agreement, dated as of November 1, 2013, by and between The Beth Israel Deaconess Medical Center and Primatope Therapeutics Inc.	10-K	001-38492	10.38	2/24/22

10.8††+	Collaboration and License Agreement (Rilonacept), by and between Kiniksa Pharmaceuticals (UK), Ltd. and Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd., dated as of February 21, 2022	10-Q	001-38492	10.2	5/5/22

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.9††+	License Agreement, dated August 2, 2022, by and among Kiniksa Pharmaceuticals (UK), Ltd., Genentech, Inc. and F. Hoffmann-La Roche Ltd.	10-Q	001-38492	10.1	11/3/22

10.10††	Commercial Supply Agreement, dated February 26, 2021, by and between Kiniksa Pharmaceuticals (UK) Ltd. and Regeneron Pharmaceuticals, Inc.	10-Q	001-38492	10.1	5/6/21

10.11	Clinical Supply Agreement, dated as of September 27, 2017, by and between the Registrant and Regeneron Pharmaceuticals, Inc.	S-1	333-224488	10.9	4/27/18

10.12†	Master Services Agreement, dated June 25, 2024, by and between Kiniksa Pharmaceuticals (UK), Ltd. and Samsung Biologics Co., Ltd.	10-Q	001-38492	10.12	7/25/24

10.13†	Product Specific Agreement, dated June 25, 2024, by and between Kiniksa Pharmaceuticals (UK), Ltd. and Samsung Biologics Co., Ltd.	10-Q	001-38492	10.13	7/25/24

10.14	Sublease Agreement, dated as of March 13, 2018, by and between Kiniksa Pharmaceuticals Corp. and Shire Human Genetic Therapies, Inc.	S-1	333-224488	10.10	4/27/18

10.15	First and Second Amendment to Sublease Agreement, dated as of June 26, 2018 and July 17, 2018, respectively, by and between Kiniksa Pharmaceuticals Corp. and Shire Human Genetic Therapies, Inc.	10-Q	001-38492	10.10	8/6/18

10.16	Third Amendment to Sublease Agreement, dated as of November 7, 2018, by and between Kiniksa Pharmaceuticals Corp. and Shire Human Genetic Therapies, Inc.	8-K	001-38492	10.1	11/13/18

10.17	Recognition and Attornment Agreement and Amendment of Sublease by and between Kiniksa Pharmaceuticals Corp. and 92 Hayden Avenue Trust dated as of November 6, 2020	8-K	001-38492	10.1	11/10/20

10.18	Fifth Amendment of Sublease, dated July 27, 2022, by and between Kiniksa Pharmaceuticals Corp. and 92 Hayden Avenue Trust	10-Q	001-38492	10.3	11/3/22

10.19	Sixth Amendment of Sublease, dated May 24, 2023, by and between Kiniksa Pharmaceuticals Corp. and 92 Hayden Avenue Trust	10-Q	001-38492	10.1	8/1/23

10.20#	Amended and Restated Employment Agreement, dated as of May 29, 2018, by and between Kiniksa Pharmaceuticals Corp. and Sanj K. Patel	10-Q	001-38492	10.7	8/6/18

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.21#	Employment Agreement, effective as of January 1, 2025, by and between Kiniksa Pharmaceuticals Corp. and John F. Paolini	10-K	001-38492	10.22	2/25/25

10.22#	Employment Agreement, effective as of January 1, 2025, by and between the Company and Mark Ragosa	10-K	001-38492	10.23	2/25/25

10.23#	Employment Agreement, effective as of January 1, 2025, by and between Eben Tessari and Kiniksa Pharmaceuticals Corp.	10-K	001-38492	10.24	2/25/25

10.24#	Employment Agreement, effective as of July 1, 2025, by and between Michael Megna and Kiniksa Pharmaceuticals Corp.	10-Q	001-38492	10.1	10/28/25

10.25#	Employment Agreement, effective as of January 1, 2025, by and between Kiniksa Pharmaceuticals Corp. and Ross Moat	10-K	001-38492	10.26	2/25/25

10.26+#	Consulting Agreement by and between Kiniksa Pharmaceuticals International, plc and Dr. Richard Levy					*

10.27#	Form of Indemnification Agreement for Directors	8-K12B	001-38492	10.1	6/28/24

10.28#	Form of Indemnification Agreement for Officers	8-K12B	001-38492	10.2	6/28/24

10.29#	2015 Equity Incentive Plan	8-K12B	001-38492	10.3	6/28/24

10.30#	2018 Incentive Award Plan and forms of award agreements thereunder	10-Q	001-38492	10.9	7/29/25

10.31#	2018 Incentive Award Plan; Subplan for UK Employees and forms of award agreements thereunder	8-K12B	001-38492	10.5	6/28/24

10.32#	2018 Incentive Award Plan; Forms of option grant notice and option agreement for German participants, restricted share grant notice and restricted share agreement for German participants, and restricted share unit grant notice and restricted share unit agreement for German participants	8-K12B	001-38492	10.6	6/28/24

10.33#	2018 Incentive Award Plan forms of option grant notice and option agreement for Swiss participants, restricted share grant notice and restricted share agreement for Swiss participants, and restricted share unit grant notice and restricted share unit agreement for Swiss participants	8-K12B	001-38492	10.7	6/28/24

10.34#	Form of 2024 Performance Share Unit Grant Notice and 2024 Performance Share Unit Award Agreement	10-Q	001-38492	10.2	4/25/24

10.35#	Form of 2025 Performance Share Unit Grant Notice and 2025 Performance Share Unit Award Agreement	10-Q	001-38492	10.1	4/29/25

10.36#	2018 Employee Share Purchase Plan	8-K12B	001-38492	10.8	6/28/24

10.37#	Offering Document under the 2018 Employee Share Purchase Plan	8-K12B	001-38492	10.9	6/28/24

10.38#	KPL-387 Long-Term Incentive Plan for Executive Officers	8-K	001-38492	10.1	4/23/25

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.39#	Form of Milestone 1 Cash Award Grant Notice and Agreement under the KPL-387 Long-Term Incentive Plan	8-K	001-38492	10.2	4/23/25

10.40#	Form of Milestone 2 Cash Award Grant Notice and Agreement under the KPL-387 Long-Term Incentive Plan	8-K	001-38492	10.3	4/23/25

10.41#	Form of Milestone 1 PSU Award Grant Notice and Agreement under the KPL-387 Long-Term Incentive Plan	8-K	001-38492	10.4	4/23/25

10.42#	Form of Milestone 2 PSU Award Grant Notice and Agreement under the KPL-387 Long-Term Incentive Plan	8-K	001-38492	10.5	4/23/25

10.43#	Form of Milestone 1 Option Award Grant Notice and Agreement under the KPL-387 Long-Term Incentive Plan	8-K	001-38492	10.6	4/23/25

10.44#	Form of Milestone 2 Option Award Grant Notice and Agreement under the KPL-387 Long-Term Incentive Plan	8-K	001-38492	10.7	4/23/25

10.45#	Agreement for the Provision of Depositary Services and Custody Services, dated as of June 28, 2024, in respect of Kiniksa Pharmaceuticals International, plc A Depositary Receipts and A1 Depositary Receipts among Computershare Trust Company, N.A., Kiniksa Pharmaceuticals International, plc and Holders of A Depositary Receipts and A1 Depositary Receipts	8-K12B	001-38492	10.10	6/28/24

10.46#	Agreement for the Provision of Depositary Services and Custody Services, dated as of June 28, 2024, in respect of Kiniksa Pharmaceuticals International, plc B Depositary Receipts and B1 Depositary Receipts among Computershare Trust Company, N.A., Kiniksa Pharmaceuticals International, plc and Holders of B Depositary Receipts and B1 Depositary Receipts	8-K12B	001-38492	10.11	6/28/24

10.47#	Non-Employee Director Compensation Program					*

10.48#	Restricted Share Agreement, dated as of September 16, 2015, by and between the Registrant and Sanj K. Patel	S-1	333-229394	10.25	1/28/19

19.1	Insider Trading Compliance Program	10-K	001-38492	19.1	2/28/24

21.1	Subsidiaries of the Registrant					*

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-38492	97.1	2/28/24

101.INS	Inline XBRL Instance Document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith

**   Furnished herewith

*** Submitted electronically herewith

#	Indicates management contract or compensatory plan
†	Confidential treatment of certain provisions has been granted by the SEC pursuant to Rule 406 under the Securities Act of 1933, as amended
††	Portions of the exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

+ Portions of the exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6)

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

Date: February 24, 2026	By:	/s/ Sanj K. Patel
Sanj K. Patel
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanj K. Patel	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 24, 2026
Sanj K. Patel

/s/ Mark Ragosa	Chief Financial Officer (principal financial officer)	February 24, 2026
Mark Ragosa

/s/ Michael R. Megna	Chief Accounting Officer (principal accounting officer)	February 24, 2026
Michael R. Megna

/s/ Felix J. Baker	Lead Independent Director	February 24, 2026
Felix J. Baker

/s/ Stephen R. Biggar	Director	February 24, 2026
Stephen R. Biggar

/s/ M. Cantey Boyd	Director	February 24, 2026
M. Cantey Boyd

/s/ G. Bradley Cole	Director	February 24, 2026
G. Bradley Cole

/s/ Richard S. Levy	Director	February 24, 2026
Richard S. Levy

/s/ Thomas R. Malley	Director	February 24, 2026
Thomas R. Malley

/s/ Tracey L. McCain	Director	February 24, 2026
Tracey L. McCain

/s/ Kimberly J. Popovits	Director	February 24, 2026
Kimberly J. Popovits

/s/ Barry D. Quart	Director	February 24, 2026
Barry D. Quart

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kiniksa Pharmaceuticals International, plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kiniksa Pharmaceuticals International, plc and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Product Revenue, Net

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s product is sold through a third party logistics provider that distributes primarily through a network of authorized specialty pharmacies and specialty distributors. The Company’s net revenue from such product sales is recognized at the transaction price when the specialty pharmacy or specialty distributors obtain control of the Company’s products, which occurs at a point in time, typically upon shipment of the product from the third party logistics provider. The Company’s net revenues represent total revenues adjusted for discounts and allowances, including estimated cash discounts, chargebacks, rebates, returns, copay assistance, and specialty pharmacy and distributor fees. For the year ended December 31, 2025, the Company recognized $677.6 million of product revenue, net.

The principal consideration for our determination that performing procedures relating to product revenue, net, is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s recognition of product revenue, net.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition of product revenue, net. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as invoices, customer purchase orders, shipping documents, and cash receipts; and (ii) testing a sample of discounts and allowances transactions related to chargebacks and rebates by obtaining and inspecting source documents, which included support for contractual arrangements, units sold, and rebate payments.

Accrued Research and Development Costs

As described in Notes 2 and 9 to the consolidated financial statements, the Company has entered into various research and development-related contracts with companies both inside and outside of the United States. When billing terms under these contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. Total accrued research and development expenses related to these estimated research and development obligations were $6.6 million as of December 31, 2025. Accrual estimates are based on a number of factors, including management’s assessment of progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period.

The principal considerations for our determination that performing procedures relating to accrued research and development costs is a critical audit matter are (i) the significant judgment by management when developing the estimate of the accrued research and development costs and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence for the factors related to management’s assessment of progress towards completion of the research and development activities, invoicing to date under the contracts, and communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accrued research and development costs, including controls over the review of contracts, accumulating information on actual costs incurred during the period, and assessment of progress towards completion of the research and development activities. These procedures also included, among others (i) testing management’s process for developing the estimate of accrued research and development costs; (ii) evaluating the appropriateness of the methodology used by management to develop the estimate; (iii) evaluating the reasonableness of the factors related to management’s assessment of progress towards completion of the research and development activities, invoicing to date under the contracts, and communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced by testing, on a sample basis, specific tasks and the associated cost incurred for services the Company has not yet been invoiced for or otherwise notified of the actual cost at December 31, 2025, and (iv) testing the completeness and accuracy of underlying data used by management.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2026

We have served as the Company’s auditor since 2016.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$165,596	$183,581
Short-term investments	248,478	60,046
Accounts receivable, net	15,594	41,724
Inventory	54,895	26,364
Prepaid expenses and other current assets	42,614	20,084
Total current assets	527,177	331,799
Property and equipment, net	1,943	662
Operating lease right-of-use assets	9,807	10,376
Other long-term assets	11,307	10,315
Intangible asset, net	15,250	16,250
Deferred tax assets	198,149	211,151
Total assets	$763,633	$580,553

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,028	$2,039
Accrued collaboration expenses	70,015	48,157
Accrued expenses	42,020	32,355
Operating lease liabilities	2,987	1,993
Other current liabilities	22,134	16,077
Total current liabilities	139,184	100,621
Non-current liabilities:
Non-current deferred revenue	31,811	31,811
Non-current operating lease liabilities	6,510	7,862
Other long-term liabilities	18,522	1,823
Total liabilities	196,027	142,117
Commitments and contingencies (Note 16)
Shareholders’ equity:
Class A ordinary shares, par value of $0.000273235 per share; 45,659,424 shares and 41,881,319 shares issued and outstanding as of December 31, 2025 and 2024, respectively	12	11
Class B ordinary shares, par value of $0.000273235 per share; 1,795,158 shares issued and outstanding as of December 31, 2025 and 2024	1	1
Class A1 ordinary shares, $0.000273235 par value; 12,781,964 shares issued and outstanding as of December 31, 2025 and 2024	4	4
Class B1 ordinary shares, $0.000273235 par value; 16,057,618 shares issued and outstanding as of December 31, 2025 and 2024	4	4
Additional paid-in capital	1,029,748	959,722
Accumulated other comprehensive loss	(25)	(163)
Accumulated deficit	(462,138)	(521,143)
Total shareholders’ equity	567,606	438,436
Total liabilities and shareholders’ equity	$763,633	$580,553

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Years Ended
	December 31,
	2025	2024	2023
Revenue:
Product revenue, net	$677,564	$417,029	$233,176
License and collaboration revenue	—	6,210	37,083
Total revenue	677,564	423,239	270,259
Operating expenses:
Cost of goods sold	77,673	60,910	33,407
Collaboration expenses	229,545	128,311	56,524
Research and development	96,853	111,623	76,097
Selling, general and administrative	196,272	168,011	129,427
Total operating expenses	600,343	468,855	295,455
Income (loss) from operations	77,221	(45,616)	(25,196)
Other income, net	11,647	9,464	8,544
Income (loss) before income taxes	88,868	(36,152)	(16,652)
Benefit (provision) for income taxes	(29,863)	(7,041)	30,736
Net income (loss)	$59,005	$(43,193)	$14,084
Net income (loss) per share attributable to ordinary shareholders—basic	$0.80	$(0.60)	$0.20
Net income (loss) per share attributable to ordinary shareholders—diluted	$0.75	$(0.60)	$0.20
Weighted average ordinary shares outstanding—basic	74,200,924	71,424,159	70,058,952
Weighted average ordinary shares outstanding—diluted	78,979,030	71,424,159	71,922,915
Comprehensive income (loss):
Net income (loss)	$59,005	$(43,193)	$14,084
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	138	(169)	(38)
Total other comprehensive income (loss)	138	(169)	(38)
Total comprehensive income (loss)	$59,143	$(43,362)	$14,046

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	69,697,503	$19	$888,120	$44	$(492,034)	$396,149
Issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	763,114	1	1,494	—	—	1,495
Share-based compensation expense	—	—	27,149	—	—	27,149
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(38)	—	(38)
Net income	—	—	—	—	14,084	14,084
Balances at December 31, 2023	70,460,617	$20	$916,763	$6	$(477,950)	$438,839
Issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	2,055,442	—	12,266	—	—	12,266
Share-based compensation expense	—	—	30,693	—	—	30,693
Unrealized loss on short-term investments and currency translation adjustments	—	—	—	(169)	—	(169)
Net loss	—	—	—	—	(43,193)	(43,193)
Balances at December 31, 2024	72,516,059	$20	$959,722	$(163)	$(521,143)	$438,436
Issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	3,778,105	1	33,023	—	—	33,024
Share-based compensation expense	—	—	37,003	—	—	37,003
Unrealized gain on short-term investments and currency translation adjustments	—	—	—	138	—	138
Net income	—	—	—	—	59,005	59,005
Balances at December 31, 2025	76,294,164	$21	$1,029,748	$(25)	$(462,138)	$567,606

The accompanying notes are an integral part of these consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$59,005	$(43,193)	$14,084
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,554	1,695	2,341
Share-based compensation expense	37,003	30,693	27,149
Non-cash lease expense	3,666	3,136	3,054
Net amortization (accretion) of discounts on short-term investments	(916)	441	(1,068)
Net (gain) loss on disposal of property and equipment	(120)	(24)	179
Deferred income taxes	13,002	8,132	(33,788)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(22,481)	(2,710)	(7,067)
Accounts receivable, net	26,130	(20,458)	(8,606)
Inventory	(28,531)	4,758	(9,523)
Contract asset	—	—	7,656
Other long-term assets	(1,210)	(9,735)	4,584
Accounts payable	142	(6,306)	347
Accrued expenses, accrued collaboration expenses and other current liabilities	37,497	43,729	16,940
Operating lease liabilities	(3,455)	(3,984)	(3,261)
Deferred revenue	—	19,550	261
Other long-term liabilities	16,699	(35)	19
Net cash provided by operating activities	137,985	25,689	13,301
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	25	—
Purchases of property and equipment	(1,568)	(277)	(130)
Purchases of short-term investments	(386,915)	(202,014)	(204,933)
Proceeds from the maturities of short-term investments	199,490	239,938	175,506
Net cash provided by (used in) investing activities	(188,993)	37,672	(29,557)
Cash flows from financing activities:
Proceeds from issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	40,753	17,250	3,701
Payments in connection with ordinary stock tendered for employee tax obligations	(7,730)	(4,984)	(2,206)
Net cash provided by financing activities	33,023	12,266	1,495
Net increase (decrease) in cash and cash equivalents	(17,985)	75,627	(14,761)
Cash and cash equivalents at beginning of period	183,581	107,954	122,715
Cash and cash equivalents at end of period	$165,596	$183,581	$107,954

Supplemental information:
Cash paid for income taxes, net	$3,012	$2,003	$5,605

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$3,097	$1,581	$9,600
Additions to property and equipment included in accrued expenses and other liabilities	$83	$153	$54

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

The Company is the successor issuer to Kiniksa Pharmaceuticals, Ltd. (“Kiniksa Bermuda”). On June 27, 2024, the Company and Kiniksa Bermuda completed a transaction pursuant to a Bermuda court-approved scheme of arrangement (the “Scheme”), which had been previously approved by Kiniksa Bermuda’s shareholders. Pursuant to the Scheme, the shareholders of Kiniksa Bermuda became the shareholders of the Company and the Company became the ultimate parent and holding company of the Kiniksa organization, thereby effecting a change of incorporation from Bermuda to the United Kingdom (the “Redomiciliation”). As used herein, and unless the context otherwise requires, references to the “Company” prior to the Redomiciliation shall refer to Kiniksa Bermuda and from and after the Redomiciliation, to Kiniksa International. In addition, references to “ordinary shares” prior to the Redomiciliation are to Kiniksa Bermuda’s common shares and from and after the Redomiciliation are to Kiniksa International’s ordinary shares. The Company subsequently liquidated Kiniksa Bermuda in November 2025, completing the Redomiciliation.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Kiniksa Pharmaceuticals Corp. (“Kiniksa US”) and Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”) as well as the subsidiary of Kiniksa US, Primatope Therapeutics, Inc. (“Primatope”) and subsidiaries of Kiniksa UK, Kiniksa Pharmaceuticals, GmbH (“Kiniksa Switzerland”), Kiniksa Pharmaceuticals (Germany) GmbH (“Kiniksa Germany”) and Kiniksa Pharmaceuticals (France) SARL (“Kiniksa France”), after elimination of all significant intercompany accounts and transactions. Where the Kiniksa Pharmaceuticals International, plc entity is referred to in its single, unconsolidated form, it is referred to as “Kiniksa International”.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations and comprehensive loss or cash flows. A reclassification has been made to Note 9 Accrued Expenses for fiscal year ended December 31, 2024, to reclassify the accrued inventory and manufacturing to be a separate line item.

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

Reporting and Functional Currency

The financial results of the Company’s global activities are reported in United States dollars (“USD”) and its foreign subsidiaries other than Kiniksa UK and Kiniksa Switzerland generally utilize their respective local currency to be their functional currency.

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

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2025, the Company had an accumulated deficit of $462,138. During the year ended December 31, 2025, the Company recorded a net income of $59,005 and provided $137,985 of cash from operating activities. As of December 31, 2025, the Company had cash, cash equivalents and short-term investments of $414,074.

Based on its current operating plan, the Company expects that its cash, cash equivalents and short-term investments combined with cash anticipated to be generated from sales of ARCALYST will be sufficient to fund its operations and capital expenditure requirements for at least twelve months from the issuance date of these consolidated financial statements.

2.           Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with maturities of three months or less at the time of purchase as cash and cash equivalents. As of December

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

31, 2025 and 2024 cash and cash equivalents consisted principally of amounts held in money market accounts and cash on deposit at commercial banks.

Short-Term Investments

The Company generally invests its excess cash in money market funds and short-term investments in U.S. Treasury securities. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Such investments which are included in short-term investments on the Company’s consolidated balance sheets are considered available-for-sale (“AFS”) debt securities and are reported at fair value with unrealized gains and losses recognized in accumulated other comprehensive income (loss) in shareholders’ equity, net of related tax effects. Realized gains and losses, if any, on short-term investments are included in interest income.

If the AFS debt security’s fair value declines below its amortized cost the Company considers all available evidence to evaluate the extent to which the decline is due to credit-related factors or noncredit-related factors. If the decline is due to noncredit-related factors then no credit loss is recorded and the unrealized loss is recognized in accumulated other comprehensive income (loss) in shareholders’ equity, net of the related tax effects. If the decline is considered to be a credit-related impairment, it is recognized as an allowance on the consolidated balance sheet with a corresponding charge to the consolidated statement of operations and comprehensive income (loss). The credit allowance is limited to the difference between the fair value and the amortized cost basis. No credit-related allowances or impairments have been recognized on the Company’s investments in available-for-sale debt securities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. As of December 31, 2025 and 2024, substantially all of the Company’s cash, cash equivalents and short-term investments were held at two financial institutions. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash, cash equivalents and short-term investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is also subject to credit risk from the accounts receivable related to product revenue. The majority of trade accounts receivable are recorded net of allowances for cash discounts associated with prompt payments from customers. All trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider. There were no material write-offs charged against the allowance for the year ended December 31, 2025.

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

The Company’s cash equivalents and short-term investments, consisting of money market accounts and U.S. Treasury securities, are carried at fair value, determined based on Level 1 and 2 inputs in the fair value hierarchy described above (see Note 3). The carrying values of the Company’s prepaid expenses and other current assets, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

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

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. The Company classifies inventory as long-term when the inventory is expected to be utilized beyond the Company’s normal operating cycle and includes such amounts in other long-term assets in the Company’s consolidated balance sheets. Prior to the regulatory approval of its drug candidates, the Company incurs expenses for the manufacture of product candidate supplies to support clinical development that could potentially be available to support the commercial launch of those therapeutics. Until the date at which regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expenses. The Company performs an assessment of the recoverability of capitalized inventories during each reporting period and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of sales in the Company’s consolidated statements of operations and comprehensive income (loss). The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-down of inventory may be required.

Finished goods that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified and labeled for use in clinical trials as the products are required to be re-labeled for alternative uses. The finished goods inventory that will ultimately be distributed free of charge under the Company’s patient assistance program are recognized as selling expenses when they are labeled as free goods.

The Company is conducting a technology transfer of ARCALYST drug substance manufacturing from Regeneron Pharmaceuticals, Inc. (“Regeneron”) to Samsung Biologics Co., Ltd. (“Samsung”). Costs associated with the establishment of ARCALYST production at a new manufacturing site that do not meet the criteria for research and development or capitalization into inventory, including raw materials consumed, are included in cost of goods sold in the period incurred. During the years ended December 31, 2025, 2024 and 2023 the Company incurred $11,704, $15,849 and $3,265, respectively, of expense related to the technology transfer of ARCALYST drug substance manufacturing in cost of goods sold.

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

Product Revenue, Net

Following the FDA approval of ARCALYST in March 2021, the Company began generating product revenue from sales of ARCALYST. ARCALYST is sold through a third party logistics provider that distributes primarily through a network of authorized specialty pharmacies and specialty distributors (“customer”), which deliver the medication to patients by mail. The Company’s payment terms are between 30 to 35 days.

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

Government and other chargebacks are recognized as reduction of revenue upon the sale to the Customers. These items are payable to customers and other rebates that are payable to other third party payors are classified as accrued expense liabilities.

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

The Company has contracted with certain specialty pharmacies to obtain transactional data related to the products in order to develop a better understanding of the selling channel as well as patient activity and utilization by the Medicaid program and other government agencies and managed care organizations. The Company pays a variable fee to the specialty pharmacies to provide the data. The Company also pays the specialty pharmacies a fee in exchange for providing distribution and inventory management services, including the provision of inventory management data to the Company. The Company estimates the fee for service accruals and allowances based on sales to each specialty pharmacy and the applicable contracted rate.

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

Other Incentives

Other incentives include a co-pay assistance program for eligible patients with commercial insurance in the United States. The co-pay assistance programs assist certain commercially insured patients by reducing each participating patient’s financial responsibility for the purchase price, up to a specified dollar amount of assistance.

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

For elements of collaboration arrangements that are accounted for pursuant to ASC 606, the Company identifies the performance obligations and allocates the total consideration the Company expects to receive on a relative standalone selling price basis to each performance obligation. Variable consideration such as performance-based milestones will be included in the total consideration if the Company expects to receive such consideration and if it is probable that the inclusion of the variable consideration will not result in a significant reversal in the cumulative amount of revenue recognized under the arrangement. The Company’s estimate of the total consideration the Company expects to receive under each collaboration arrangement is updated for each reporting period, and any adjustments to revenue are recorded on a cumulative catch-up basis. The Company excludes sales-based royalty and milestone payments from the total consideration the Company expects to receive until the underlying sales occur because the license to the Company’s intellectual property is deemed to be the predominant item to which the royalties or milestones relate as it is the primary driver of value in the Company’s collaboration arrangements.

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

Intangible Assets

Upon FDA approval and commercial launch of ARCALYST in March 2021, the Company capitalized the $20,000 milestone payment to Regeneron for a specified regulatory milestone as a finite-lived intangible asset (see Note 13). The intangible asset is amortized on a straight-line basis over the life of the underlying intellectual property of 20 years. Amortization expense is recorded as cost of goods sold in the Company’s consolidated statement of operations and comprehensive income (loss).

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets, including intangible assets and property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, the Company determines whether there has been an impairment in value by comparing the asset’s carrying value with the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2025 and there have been no events that triggered an impairment analysis.

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

Research Contract Costs

The Company has entered into various research and development-related contracts with companies both inside and outside of the United States. The related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of the end of the reporting period. Any accrual estimates are based on a

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

number of factors, including the Company’s assessment of the progress towards completion of the research and development activities, invoicing to date under the contracts, communication from the research institution or other companies of any actual costs incurred during the period that have not yet been invoiced, and the costs included in the contracts. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates.

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

Advertising costs are expensed as incurred. For the years ended December 31, 2025, 2024 and 2023, advertising costs totaled $12,061, $11,433 and $9,066, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the award, the risk-free interest rate, and expected dividends (see Note 11). Prior to May 2018, the Company was a private company and, accordingly, lacked company-specific historical and implied volatility information for its shares. Therefore, it estimated its expected share price volatility based on the historical volatility of the Company and historical volatility of publicly traded peer companies until such time as it had adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s options has been determined utilizing the

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

“simplified” method for awards that qualify as “plain-vanilla” options. The expected term of options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the United States Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. For the years ended December 31, 2025, 2024 and 2023 the Company’s other comprehensive income (loss) was comprised of unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax.

Net Income (Loss) per Share

Basic net income (loss) per share attributable to ordinary shareholders is computed by dividing the net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Diluted net income (loss) attributable to ordinary shareholders is computed by adjusting net income (loss) attributable to ordinary shareholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to ordinary shareholders is computed based on the treasury method by dividing the diluted net income (loss) attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period, including potential dilutive ordinary shares. For purpose of this calculation, outstanding share options, unvested restricted share units and unvested performance-based share units for which the market or performance condition has been met as of the date of determination, are considered potential dilutive ordinary shares.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Prior to the Redomiciliation, the Company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, the Company is incorporated and principally subject to taxation in the United Kingdom. Under the previous laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the Company has not recorded any income tax benefits from its losses incurred in Bermuda during the reporting periods in which it was incorporated there, and no net operating loss carryforwards will be available to the Company for those losses. Following the Redomiciliation, the Company’s income is subject to the enacted United Kingdom statutory corporate tax rate and net operating losses incurred have an indefinite carryforward. The Company’s wholly owned United States subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa Bermuda remains subject to taxation, if any, in Bermuda for the period of time prior to its liquidation in November 2025. The Company’s wholly owned subsidiary Kiniksa UK, and Kiniksa UK’s wholly owned subsidiaries, Kiniksa Switzerland, Kiniksa Germany, and Kiniksa France are subject to taxation in their respective countries. Certain of the Company’s subsidiaries operate under cost plus intercompany arrangements.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes and simplifies the accounting for software development costs by establishing a single capitalization framework for all internally developed or acquired software, regardless of whether the software is intended for internal use, to be sold, or to be used in delivering products and services. The new guidance retains the concept of project stages but eliminates the historical distinction between internal-use software and software to be sold or marketed. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The guidance is required to be applied prospectively, with optional retrospective or modified retrospective transition methods. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The Company prospectively adopted ASU 2023-09 during the year ended December 31, 2025. See Note 14 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

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

	Fair Value Measurements
	as of December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$77,291	$—	$—	$77,291
Short-term investments — U.S. Treasury Securities	—	248,478	—	248,478
Total	$77,291	$248,478	$—	$325,769

	Fair Value Measurements
	as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$135,275	$—	$—	$135,275
Short-term investments — U.S. Treasury Securities	—	60,046	—	60,046
Total	$135,275	$60,046	$—	$195,321

During the years ended December 31, 2025 and 2024 there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of December 31, 2025 and 2024 included United States Treasury securities, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

The contractual maturities of short-term investments were as follows:

	December 31,	December 31,
	2025	2024
Maturities within one year	$179,577	$60,046
Maturities after one year through five years	68,901	—
Total	$248,478	$60,046

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The following tables summarize short-term investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2025
Short-term investments — U.S. Treasury Securities	$248,354	$125	$(1)	$—	$248,478
Total	$248,354	$125	$(1)	$—	$248,478

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2024
Short-term investments — U.S. Treasury Securities	$60,022	$24	$—	$—	$60,046
Total	$60,022	$24	$—	$—	$60,046

As of December 31, 2025 and 2024 the Company considers the unrealized losses in their investment portfolio to be temporary in nature and not due to credit losses. The Company has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on their available-for-sale securities for the years ended December 31, 2025 or 2024.

4.           Product Revenue, Net

ARCALYST

The Company derives substantially all of its product revenue, net from sales of ARCALYST in the United States, which was as follows:

	Years Ended
	December 31,
	2025	2024	2023
Product Revenue, net	$677,564	$417,029	$233,176

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The following tables summarizes balances and activity in each of the product revenue allowance and reserve categories for the years ended December 31, 2025 and 2024:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2024	$3,495	$8,640	$2,294	$14,429
Current provisions relating to sales in the current year	36,209	26,882	1,704	64,795
Adjustments relating to prior years	—	(2,306)	(718)	(3,024)
Payments/returns relating to sales in the current year	(31,650)	(15,995)	—	(47,645)
Payments/returns relating to sales in the prior years	(3,495)	(5,338)	(156)	(8,989)
Balance at December 31, 2025	$4,559	$11,883	$3,124	$19,566

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2023	$2,022	$3,775	$341	$6,138
Current provisions relating to sales in the current year	24,738	18,436	1,296	44,470
Adjustments relating to prior years	(31)	(155)	836	650
Payments/returns relating to sales in the current year	(21,277)	(9,796)	—	(31,073)
Payments/returns relating to sales in the prior years	(1,957)	(3,620)	(179)	(5,756)
Balance at December 31, 2024	$3,495	$8,640	$2,294	$14,429

Total revenue-related reserves as of December 31, 2025 and 2024, included in the Company’s consolidated balance sheets, are summarized as follows:

	December 31,	December 31,
	2025	2024
Reduction of accounts receivable	$(831)	$(444)
Components of other current liabilities	20,397	14,873
Total revenue-related reserves	$19,566	$14,429

pl

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

5.           Inventory

Inventory consisted of the following:

	December 31,	December 31,
	2025	2024
Raw materials	$9,968	$9,972
Semi-finished goods	29,399	—
Finished goods	20,555	21,246
Total inventory	$59,922	$31,218
Balance Sheet Classification:
Inventory	$54,895	$26,364
Other long-term assets	5,027	4,854
Total inventory	$59,922	$31,218

As of December 31, 2025, $20,883 of semi-finished goods were associated with the Company’s technology transfer of ARCALYST drug substance manufacturing to a new facility, which is pending regulatory approval. The Company believes it is probable that regulatory approval will be obtained, and all such inventory will be available for commercial distribution in the future.

6.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2025	2024
Furniture, fixtures and vehicles	$177	$183
Computer hardware and software	96	379
Leasehold improvements	4,639	3,931
Lab equipment	4,006	4,207
Construction in progress	255	155
Total property and equipment	9,173	8,855
Less: Accumulated depreciation	(7,230)	(8,193)
Total property and equipment, net	$1,943	$662

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $196, $448 and $1,109, respectively.

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

The components of lease cost for the year ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended
	December 31,
	2025	2024	2023
Operating lease cost	$4,377	$3,875	$3,749
Variable lease cost	894	708	1,023
Short-term lease cost	15	153	-
Total lease cost	$5,286	$4,736	$4,772

Variable lease costs primarily related to operating expense, taxes and insurance associated with the Company’s operating leases. As these costs are generally variable in nature, they are not included in the measurement of the operating lease asset and related lease liability.

December 31,
2025
Weighted-average remaining lease term (years)	2.66
Weighted-average discount rate	6.98%

Maturities of operating leases liabilities were as follows:

As of December 31,
2026	$3,480
2027	4,164
2028	2,563
2029	193
2030	80
Thereafter	—
Total future minimum lease payments	$10,480
Less imputed interest	(983)
Present value of lease liabilities	$9,497

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

8.           Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments are summarized in the following table.

		As of December 31, 2025			As of December 31, 2024
			Accumulated			Accumulated
	Estimated life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$4,750	$15,250	$20,000	$3,750	$16,250
Total		$20,000	$4,750	$15,250	$20,000	$3,750	$16,250

As of December 31, 2025 future amortization of intangible assets are as follows:

For the years ended December 31,
2026	$1,000
2027	1,000
2028	1,000
2029	1,000
2030	1,000
Thereafter	10,250
Total	$15,250

9.           Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2025	2024
Accrued employee compensation and benefits	$21,437	$17,046
Accrued inventory and manufacturing	8,008	4,123
Accrued research and development expenses	6,629	6,881
Accrued legal, commercial and professional fees	5,348	3,617
Other	598	688
Total accrued expenses	$42,020	$32,355

10.            Ordinary Shares

The rights of the holders of the Company’s Class A ordinary shares, Class B ordinary shares, Class A1 ordinary shares and Class B1 ordinary shares are identical, except with respect to voting, transferability and conversion, as described below. The Company has authorized 200,000,000 shares, at a nominal value of $0.000273235 as of December 31, 2025 and 2024.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Dividends

The Company’s ordinary shareholders are entitled to receive dividends, as may be declared by the Company’s board of directors. Through December 31, 2025, no cash dividends have been declared or paid.

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

Kiniksa Bermuda Shares

In connection with the Redomiciliation, Kiniksa Bermuda was issued with one ordinary share with a nominal value of £0.01 per share (the “KNSA Bermuda Ordinary Share”) and 50,000 redeemable preference shares with a nominal value of £1.00 per share (the “KNSA Bermuda Preference Shares”) in the capital of Kiniksa International in order to satisfy the initial authorized minimum capital requirements for an English public company which is currently prescribed as GBP£50,000. In the year ended December 31, 2025, (i) the KNSA Bermuda Ordinary Share was gifted to Kiniksa International for nil consideration; and (ii) the KNSA Bermuda Preference Shares were redeemed in order to remove Kiniksa Bermuda as a shareholder of Kiniksa International. The KNSA Bermuda Preference Shares have no rights to vote at any general meeting of Kiniksa International and have no right to receive any dividend. The rights and restrictions attaching to the Existing Preference Shares and KNSA Bermuda Ordinary Share are set out in the articles of association of Kiniksa International. As of December 31, 2025 there are no KNSA Bermuda Ordinary Shares or KNSA Bermuda Preference Shares in issue. In November 2025, Kiniksa Bermuda was liquidated as part of the completion of the Redomiciliation.

11.           Share-Based Compensation

As part of the Redomiciliation, Kiniksa International assumed the sponsorship of, and all rights and obligations of Kiniksa Bermuda under Kiniksa Bermuda’s equity compensation plans, which include the 2018 Plan, the 2015 Plan, and the 2018 ESPP.

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

A total of 4,466,500 Class A ordinary shares were initially reserved for issuance under the 2018 Plan. The number of Class A ordinary shares that may be issued under the 2018 Plan will automatically increase on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 4% of the Class A ordinary shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A ordinary shares

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

determined by the Company’s board of directors. As of December 31, 2025, 5,621,352 shares remained available for future grant. On January 1, 2026, the Class A ordinary shares issuable pursuant to the 2018 Plan increased by 3,051,742 shares, equal to 4% of the as-converted Class A ordinary shares outstanding on December 31, 2025. The Class A ordinary shares underlying any awards issued under the 2018 Plan or the 2015 Plan that on or after the effective date of the 2018 Plan expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited under the 2018 Plan or the 2015 Plan will be added back to the Class A ordinary shares available for issuance under the 2018 Plan.

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

As of December 31, 2025, there were 618,561 Class A ordinary shares subject to outstanding awards under the 2015 Plan and reserved for issuance thereunder pursuant to such awards. The 2015 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Class A ordinary shares subject to awards granted under the 2015 Plan that expire, lapse unexercised or are terminated, exchanged for cash, surrendered, repurchased, canceled without having been fully exercised, or forfeited become available for issuance under the 2018 Plan.

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

2018 Employee Share Purchase Plan

In May 2018, the Company’s board of directors and shareholders approved the 2018 Employee Share Purchase Plan (the “2018 ESPP”), which became effective on May 23, 2018. A total of 670,000 Class A ordinary shares were initially reserved for issuance under the 2018 ESPP. The number of Class A ordinary shares that may be issued under the 2018 ESPP automatically increases on each January 1, beginning in 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lesser of (1) 1% of the Class A ordinary shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (2) a smaller number of Class A ordinary shares determined by the Company’s board of directors, provided that no more than 6,420,000 Class A ordinary shares may be issued under the 2018 ESPP. In December 2025, the Company’s board of directors approved an increase as of January 1, 2026 of 110,000 Class A ordinary shares. As of December 31, 2025, 690,063 Class A ordinary shares were available for future issuance under the 2018 ESPP.

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

Market and Performance-Based Shares Units

In the second quarter of 2024, the Company began periodically granting performance-based restricted share units to certain employees under the 2018 Plan. The Company granted awards which are earned based upon the achievement of certain specified ARCALYST revenue targets (“Revenue PSUs”), and awards which are earned based upon the Company’s total shareholder return (“TSR”) relative to the performance of the members of the Nasdaq Biotechnology Index (“TSR PSUs”). The TSR PSUs and Revenue PSUs are subject to a three-year service period.

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

The following table summarizes RSU and PSU activity for the year ended December 31, 2025:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested as of December 31, 2024	2,250,602	$17.36	59,137	$22.06
Granted	1,185,900	$28.42	437,925	$28.06
Vested	(771,693)	$16.30	-	$-
Forfeited	(590,714)	$20.84	(81,755)	$27.51
Unvested RSUs as of December 31, 2025	2,074,095	$23.09	415,307	$27.25

RSUs granted in 2024 and 2023 had weighted average grant date fair values of $22.19 and $15.13, respectively. PSUs granted in 2024 had a weighted average grant date fair value of $22.06. No PSUs were granted in 2023.

The total grant date fair values of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 totaled $12,576, $9,495 and $5,635, respectively. No PSUs vested during the years ended December 31, 2025, 2024 and 2023.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Share Options

The following table summarizes option activity for the year ended December 31, 2025:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding as of December 31, 2024	11,286,994	$15.25	6.49	$62,334
Granted	2,063,891	$28.58
Exercised	(3,202,808)	$12.37
Forfeited	(727,869)	$22.31
Outstanding as of December 31, 2025	9,420,208	$18.61	6.48	$213,292
Share options exercisable as of December 31, 2025	6,164,885	$15.86	5.33	$156,516
Share options vested and expected to vest as of December 31, 2025	9,420,208	$18.61	6.48	$213,292

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023, were $63,241, $19,235 and $2,595, respectively. The tax benefit arising on the exercise of stock options was $16,481 for the year ended December 31, 2025. The weighted-average grant-date fair value per share of share options granted during the years ended December 31, 2025, 2024 and 2023 was $17.61, $14.41 and $9.82, respectively.

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

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value

Outstanding as of December 31, 2024	—	$—	—	$—
Granted	394,815	$28.48
Forfeited	(95,109)	$28.41
Outstanding as of December 31, 2025	299,706	$28.50	9.37	$3,820

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

No PSOs were exercised during the years ended December 31, 2025, 2024 and 2023. The weighted-average grant-date fair value per share of PSOs granted during the years ended December 31, 2025 was $14.17. No PSOs were granted during the years ended December 31, 2024 and 2023.

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of share options granted to employees and directors from the 2018 Plan during the years ended December 31, 2025, 2024 and 2023 were as follows, presented on a weighted-average basis:

	Years Ended
	December 31,
	2025	2024	2023
Risk-free interest rate	3.07%	4.07%	3.96%
Expected term (in years)	4.92	6.16	6.15
Expected volatility	50.09%	68.29%	71.33%
Expected dividend yield	—%	—%	—%

During the years ended December 31, 2025, 2024 and 2023, the Company did not grant share options to non-employees.

As of December 31, 2025, total unrecognized compensation cost related to RSUs, Revenue PSUs, TSR PSUs, and share options was $90,372 which is expected to be recognized over a weighted average remaining period of 2.52 years. As of December 31, 2025, total unrecognized compensation cost related to outstanding Development PSUs and PSOs was $9,576 which will be recognized when the applicable milestones are deemed probable of achievement through the date the awards vests with a cumulative catch-up.

Share-Based Compensation

Share-based compensation expense was classified in the consolidated statements of operations and comprehensive income (loss) as follows:

	Years Ended
	December 31,
	2025	2024	2023
Cost of goods sold	$2,125	$1,623	$1,812
Research and development expenses	6,646	6,133	5,496
Selling, general and administrative expenses	28,232	22,937	19,841
Share-based compensation expense included in total operating expenses	$37,003	$30,693	$27,149

The tax benefit from share-based compensation recognized during the years ended December 31, 2025, 2024 and 2023, were $9,643, $7,976 and $7,433, respectively.

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

Under the Genentech License Agreement, the Company received an upfront payment of $80,000 for the license. During the year ended December 31, 2023, the Company received cash payments of $20,000 following delivery of certain drug supplies to Genentech and $15,000 following Genentech’s achievement of a development milestone related to a new indication under the Genentech License Agreement. In 2023, following the achievement of a development milestone related to a second indication under the Genentech License Agreement, Genentech became obligated to make an additional cash payment of $10,000 which the Company received in 2024. In 2024, the Company received a cash payment of $5,000 following the achievement of a development milestone related to the third indication under the Genentech License Agreement. Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $570,000 remain as of December 31, 2025. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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

The Company determined the transaction price at the inception of the Genentech License Agreement which consists of the $80,000 upfront payment. The Company determined that the $20,000 variable consideration related to the delivery of the initial drug supply and drug product resupply was no longer constrained during the fourth quarter of 2022, as the Company determined that it could assert it was not probable that a significant reversal in the amount of cumulative revenue recognized would occur. The Company met the milestone in 2023 and invoiced Genentech for the related $20,000 payment for the delivery of certain drug material. In 2023 and 2024, the Company added $25,000 and $5,000, respectively, to the transaction price following Genentech’s achievement of development milestones under the Genentech License Agreement. The Company determined that all other variable considerations related to the future development and regulatory milestones, are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company also determined that it could not assert that it was not probable that a significant reversal in the amount of cumulative revenue recognized would occur. The Company also determined that royalties and sales milestones relate solely to the license of intellectual property. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met, under the sales or usage-based royalty exception of Topic 606.

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

The Company recognized no collaboration revenue during the year ended December 31, 2025. The Company recognized $5,261 and $37,083 of collaboration revenue during the years ended December 31, 2024 and 2023, respectively, under the Genentech License Agreement related to the license, completed portion of the Phase 2b clinical trial for vixarelimab, and materials delivered. As a result of the $5,000 in development milestones achieved by

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Genentech, the Company recognized revenue of $4,989, during the year ended December 31, 2024, related to performance obligations satisfied in prior periods. The remaining revenue was recognized as a result of the completed portion of the Phase 2b clinical trial for vixarelimab. The Company completed its obligation for the Phase 2b clinical trial for vixarelimab during the year ended December 31, 2024. As such, the Company has recognized all revenue allocated to the completion of the Phase 2b clinical trial for vixarelimab performance obligation as of the end of the year ended December 31, 2024.

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

Under the Huadong Collaboration Agreements, the Company received a total upfront cash payment of $22,000, which included $12,000 for the Huadong Territory license of ARCALYST and $10,000 for the Huadong Territory license of mavrilimumab. In 2024, following the achievement of a regulatory milestone under the ARCALYST Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20,000 to the Company. The Company will be eligible to receive up to approximately $50,000 in contingent sales-based milestone payments for ARCALYST, all of which remain as of December 31, 2025. Due to its termination, the Company does not expect to receive any future payments under the mavrilimumab Huadong Collaboration Agreement. Huadong will also be obligated to pay the Company tiered percentage royalties ranging from the low-to-mid teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on ARCALYST on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of the Company’s patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory.

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

The Company recognized revenue for the license performance obligations at a point in time, that is upon transfer of the license to Huadong. As control of the license was transferred on the Effective Date and Huadong could begin to use and benefit from the license, the Company recognized $10,000 of collaboration revenue during the year ended December 31, 2022, under the mavrilimumab Huadong Collaboration Agreement. Due to the termination of the mavrilimumab Huadong Collaboration Agreement in April 2025, the Company will not recognize any additional revenue from that agreement.

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

The Company determined the transaction price at the inception of the ARCALYST Huadong Collaboration Agreement which includes $12,000, consisting of the upfront payment. In 2024 the Company added $20,000 to the transaction price following the achievement of a regulatory milestone. The Company also includes an estimate of variable consideration associated with the clinical and commercial manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones, sales milestones and royalties are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties and sales milestones will be recognized as the Company delivers the commercial manufactured product to Huadong. Any changes in estimates may result in a cumulative catch-up based on the number of units of manufactured product delivered.

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

The Company has not recognized any revenue under the ARCALYST Huadong Collaboration Agreement for the years ended December 31, 2025 and 2023 as there were no deliveries of materials under the ARCALYST Huadong Collaboration Agreement. The Company recognized $189 of the transaction price in collaboration revenue during the year ended December 31, 2024, under the ARCALYST Huadong Collaboration Agreement related to materials delivered. As of December 31, 2025, $31,811 is recorded in non-current deferred revenue, based upon timing of anticipated future shipments.

The following tables summarizes the Company’s contract assets and contract liabilities in connection with license and collaboration agreements for the years ended December 31, 2025 and 2024:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Year ended December 31, 2025
Contract Liabilities:
Huadong ARCALYST	$31,811	$—	$—	$—	$31,811

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Year ended December 31, 2024
Contract Liabilities:
Genentech vixarelimab	$261	$5,000	$(5,261)	$—	$—
Huadong ARCALYST	12,000	20,000	(189)	—	31,811
Total Contract Liabilities	$12,261	$25,000	$(5,450)	$—	$31,811

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

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of December 31, 2025. Additionally, the Company could be obligated to make up to an aggregate of up to $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the years ended December 31, 2025, 2024 and 2023, the Company recorded expenses of $44, $144 and $94 respectively, related to a milestone and the annual maintenance fee in connection with the retained contracts.

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

During the years ended December 31, 2025, 2024 and 2023, the Company recorded expenses of $14, $10 and $40, respectively in connection with the BIDMC Agreement.

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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $229,545, $127,375 and $56,524 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses.

Pursuant to the Regeneron Agreement, in September 2017, the parties entered into a clinical supply agreement under which Regeneron agreed to manufacture product solely for the Company’s use in development activities. Pursuant to the Regeneron Agreement, during the year ended December 31, 2021, the Company entered into a commercial supply agreement under which Regeneron agreed to manufacture product for the Company’s use, including for commercial sales. The commercial supply agreement terminates upon the sooner of the termination of the Regeneron Agreement and the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the year ended December 31, 2023, the Company incurred $1,356 of research and development expense related to the purchase of drug materials under the clinical supply agreement. During the years ended December 31, 2025 and 2024, the Company did not incur any research and development expense related to the purchase of drug materials under the clinical supply agreement. As of December 31, 2025 and 2024, the Company recorded inventory of $29,071 and $21,246 related to the purchase of commercial product under the commercial supply agreement (see Note 5). As of December 31, 2024, the Company had non-cancelable purchase commitments under the commercial supply agreement (see Note 16).

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

During the years ended December 31, 2025, 2024 and 2023, the Company did not record expenses in connection with milestone payments due under the MedImmune Agreement.

14.         Income Taxes

Prior to the Redomiciliation, the Company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, the Company is incorporated and principally subject to taxation in the United Kingdom. Under the previous laws of Bermuda, tax on a company’s income is assessed at a zero percent tax rate. As a result, the

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

Company has not recorded any income tax benefits from its losses incurred in Bermuda during the reporting periods in which it was incorporated there, and no net operating loss carryforwards will be available to the Company for those losses. Following the Redomiciliation, the Company’s income is subject to the enacted United Kingdom statutory corporate tax rate and net operating losses incurred have an indefinite carryforward. The Company’s wholly owned United States subsidiaries, Kiniksa US and Primatope, are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa Bermuda remained subject to taxation, if any, in Bermuda for the period of time prior to its liquidation in November 2025. The Company’s wholly owned subsidiary Kiniksa UK, and Kiniksa UK’s wholly owned subsidiaries, Kiniksa Switzerland, Kiniksa Germany, and Kiniksa France are subject to taxation in their respective countries. Certain of the Company’s subsidiaries operate under cost plus intercompany arrangements.

The Company has engaged in a series of intra-entity asset transfers and allocations to contribute assets to its wholly owned Switzerland subsidiary and Kiniksa UK’s Swiss branch office. In December 2023, Kiniksa UK allocated all of its rights, title and interest in, among other things, certain contracts (including the Regeneron Agreement), intellectual property rights, product filings and approvals and other information, plans and inventory owned or controlled by the Company insofar as they related exclusively or primarily to ARCALYST to Kiniksa UK’s Swiss branch office.

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

In January 2024, Kiniksa Bermuda transferred to Kiniksa Switzerland all rights, title and interest in, among other things, certain contracts, intellectual property rights, product filings and approvals and other information, plans and materials owned insofar as they related exclusively or primarily to abiprubart, KPL-387 and certain preclinical assets. In October 2024, Kiniksa UK contributed all of its rights, title and interest in, among other things, certain contracts (including the Biogen Agreement), intellectual property rights, product filings and approvals and other information, plans and materials owned or controlled by Kiniksa UK insofar as they related exclusively or primarily to vixarelimab to Kiniksa Switzerland.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

On July 4, 2025, new United States tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain United States corporate tax provisions, but many are generally not effective until 2026. The Company continues to assess the impact of the tax provisions of the OBBBA on its consolidated financial statements, the Company currently believes that the tax provisions of the legislation are not expected to have a material impact on its operations.

Income (loss) before benefit (provision) for income taxes consisted of the following:

	Years Ended
	December 31,
	2025	2024	2023
Domestic (1)	$2,775	$(7,674)	$(91,133)
Foreign (2)	86,093	(28,478)	74,481
Total	$88,868	$(36,152)	$(16,652)

(1)	As a result of the redomiciliation the Company’s years ended December 31, 2025 and 2024 domestic operations refer to the UK and the year ended December 31, 2023 domestic operations refer to Bermuda
(2)	As a result of the redomiciliation the Company’s years ended December 31, 2025 and 2024 foreign operations include the United States, Switzerland, Germany, France and Bermuda, and the year ended December 31, 2023 foreign operations include the United States, UK, Switzerland, Germany and France.

The components of the Company’s income tax benefit (provision) were as follows:

	Years Ended
	December 31,
	2025	2024	2023
Current income tax benefit (provision):
Domestic (1)	$(16,667)	$1,862	$(122)
United States federal	(102)	(402)	(566)
United States state	(85)	(252)	(567)
Foreign (2)	(7)	(117)	(1,797)
Total current income tax benefit (provision)	(16,861)	1,091	(3,052)
Deferred income tax benefit (provision):
Domestic (1)	(2,908)	1,913	—
United States federal	4,150	2,075	12,958
United States state	1,678	(178)	5,122
Foreign (2)	(15,922)	(11,942)	15,708
Total deferred income tax benefit (provision)	(13,002)	(8,132)	33,788
Total benefit (provision) for income taxes	$(29,863)	$(7,041)	$30,736
(1)	As a result of the redomiciliation the Company’s years ended December 31, 2025 and 2024 domestic operations refer to the UK and the year ended December 31, 2023 domestic operations refer to Bermuda
(2)	As a result of the redomiciliation the Company’s years ended December 31, 2025 and 2024 foreign operations include the United States, Switzerland, Germany, France and Bermuda, and the year ended December 31, 2023 foreign operations include the United States, UK, Switzerland, Germany and France.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

A reconciliation of the statutory income tax rate of the Company’s effective income tax rate for the year ended December 31, 2025, after the adoption of ASU 2023-09 for 2025 is as follows:

	Year Ended
	December 31, 2025
	Dollars	Percent
United Kingdom Statutory Tax Rate	$(22,316)	25.0%
Foreign Tax Effects
United States
Statutory tax rate difference between United States and United Kingdom	714	(0.8)
State and local income taxes (1)	342	(0.4)
Research and development tax credits	3,509	(3.9)
Share-based compensation	6,569	(7.4)
Other	(1,035)	1.2
Switzerland
Statutory tax rate difference between Switzerland and United Kingdom	5,576	(6.2)
Cantonal income taxes	3,439	(3.9)
Change in valuation allowance	(10,464)	11.7
Enacted changes in tax laws or rates	(7,296)	8.2
Other	899	(1.0)
Other foreign jurisdictions	(3)	-
Changes in Unrecognized Tax Benefits	(10,949)	12.3
Other Adjustments	1,152	(1.3)
Effective income tax rate	$(29,863)	33.5%
(1)	State taxes in Massachusetts made up the majority of the tax effect in this category.

A reconciliation of the statutory income tax rate of the Company’s effective income tax rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09 were as follows:

	Years Ended
	December 31,
	2024	2023
Statutory income tax rate (1)	25.0%	—%
United States and Europe tax rate differential	(21.6)	(103.1)
Research and development tax credits	8.9	13.7
Share-based compensation	4.8	(7.4)
United States state taxes, net of federal	(2.0)	(7.9)
Foreign-Derived Intangible Income ("FDII")	2.2	13.8
Uncertain tax positions	(31.9)	—
IP transfers and allocation	1,655.4	258.6
Inventory allocation	—	181.4
Other	(2.6)	(4.7)
Change in valuation allowance	(1,657.7)	(159.8)
Effective income tax rate	(19.5)%	184.6%

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

(1)	Prior to the Redomiciliation in 2024, the Company was incorporated and principally subject to taxation in Bermuda. Following the Redomiciliation, the Company is incorporated and principally subject to taxation in the United Kingdom.

Net deferred tax assets consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
Research and development tax credit carryforwards	$4,093	$967
Share-based compensation	13,328	16,296
Operating lease liability	2,187	2,559
Intangible assets	733,224	773,687
Inventory	—	188
Depreciation and amortization	111	48
Net operating losses	109,363	85,372
Accrued expenses and other liabilities	4,602	—
Total deferred tax assets	866,908	879,117
Valuation allowance	(666,461)	(656,712)
Deferred tax liabilities:
Right of use asset	(2,298)	(2,695)
Accrued expenses and other liabilities	—	(8,559)
Net deferred tax assets	$198,149	$211,151

As of December 31, 2025 and 2024, the Company had United States federal research and development tax credit carryforwards of approximately $3,224 and $808 available to reduce future tax liabilities, respectively, which begin to expire in 2045. As of December 31, 2025 and 2024, the Company had state research and development tax credit carryforwards of approximately $869 and $184 respectively, available to reduce future tax liabilities, which can be carried forward indefinitely. As of December 31, 2025 and 2024 the Company had foreign net operating loss (NOL) carryforwards of $106,244 and $66,990 respectively, available to reduce future tax liabilities. As of December 31, 2025 and 2024 the Company had UK domestic NOLs of $3,119 and $18,382, respectively. The NOLs may be carried forward and utilized, subject to local limitations.

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

The valuation allowance increased by $9,749 in 2025 primarily as a result of additional net operating losses of Kiniksa Switzerland. The valuation allowance increased by $610,452 in 2024 primarily as a result of the establishment of the valuation allowance for the Kiniksa Switzerland deferred tax assets which primarily consisted of the tax basis in intellectual property transferred from Bermuda and net operating losses.

In the second quarter of 2023, the Company assessed the valuation allowance on its United States deferred tax assets and considered positive evidence, including cumulative United States income in recent years, primarily related to cost plus intercompany arrangements and expectations regarding future profitability. The Company determined it was more likely than not that its United States deferred tax assets are realizable in the future and released the associated valuation allowance as of June 30, 2023.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

In the fourth quarter of 2023, the Company assessed the valuation allowance on its Kiniksa UK deferred tax assets and considered positive and negative evidence, including among other things, the impact of future profitability decreasing in the UK as a result of the allocation of ARCALYST to the Swiss branch office. After assessing both the positive and negative evidence, the Company determined it was more likely than not that a portion of the UK deferred tax assets would not be realized in the future and established a partial valuation allowance on those assets during the year ended December 31, 2023. In 2025, the Company reassessed the valuation allowance on its Kiniksa UK deferred tax assets. After assessing both the positive and negative evidence, including but not limited to future profitability in the UK, the Company determined it was more likely than not that all the UK deferred tax assets would be realized in the future, and released the remaining partial valuation allowance on those assets.

The Company recognized a non-cash deferred tax benefit of $33,788 during the year ended December 31, 2023. This benefit primarily resulted from the step up in basis of intangible assets and inventory received in Switzerland associated with the allocation of ARCALYST to the Swiss branch office and the release of the United States valuation allowance. This was partially offset by the establishment of a partial UK valuation allowance. There are no material deferred tax assets in the jurisdictions outside the United States, UK and Switzerland.

Utilization of the United States federal and state NOLs and research and development tax credits may be subject to substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the shares of a corporation by more than 50% over a three-year period.

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The amount of unrecognized tax benefits is $32,675, $13,390 and $1,794 as of December 31, 2025, 2024 and 2023, respectively. The net change in 2025, 2024 and 2023 relate to tax positions on the Company’s intellectual property transfers.

As of December 31, 2025, the Company had a liability of $32,675 for unrecognized tax benefits of which, $19,214, if recognized, would reduce the effective tax rate. A roll forward of the Company’s uncertainties in its income tax provision liability is presented below:

	Years Ended
	December 31,
	2025	2024	2023
Gross balance at the beginning of year	$13,390	$1,794	$1,794
Gross increases based on current period tax positions	19,387	11,767	—
Gross increases based on tax positions of the prior periods	—	—	122
Gross decreases based on tax positions of the prior periods	(102)	(171)	(122)
Unrecognized tax benefits at the end of the year	$32,675	$13,390	$1,794

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company has accrued $1,117 at year end December 31, 2025 and immaterial interest and penalties on the tax positions during the year ended December 31, 2024 and 2023.

The Company files United States federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company’s income tax returns are subject to tax examinations for the tax years ended

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

December 31, 2022 and subsequent years. His Majesty’s Revenue and Customs (“HMRC”) commenced an examination of the Company’s 2023 and 2024 UK corporate income tax returns. At December 31, 2025, the examination is in the preliminary stages. Based upon available information, the Company does not believe that the audit will result in any adjustment that would result in a material change in the Company’s financial position. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by tax authorities to the extent utilized in a future period.

The following table summarizes income taxes paid net of tax refunds:

Year Ended
December 31,
2025
Foreign:
United States federal	$1,500
United States state and local	1,512
Total income taxes paid net of tax refunds	3,012

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

Basic and diluted Net income (loss) attributable to ordinary shareholders was calculated as follows:

	Years Ended
	December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to ordinary shareholders	$59,005	$(43,193)	$14,084
Denominator:
Weighted-average basic shares outstanding	74,200,924	71,424,159	70,058,952
Effect of dilutive securities
Options to purchase ordinary shares	3,787,871	—	1,362,250
Performance options to purchase ordinary shares	—	—	—
Unvested RSUs	900,424	—	501,712
Unvested PSUs	89,811	—	—
Weighted-average diluted shares	78,979,030	71,424,159	71,922,915

Basic net income (loss) per share	$0.80	$(0.60)	$0.20
Diluted net income (loss) per share	$0.75	$(0.60)	$0.20

The Company’s unvested RSUs and PSUs have been excluded from the computation of basic net income (loss) per share attributable to ordinary shareholders.

Diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of unvested RSUs and PSUs for which the market or performance condition has been met as of the date of determination,

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s ordinary stock at the average market price during the period.

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

	Years ended December 31,
	2025	2024	2023
Share options to purchase ordinary shares	2,725,729	11,286,994	8,498,144
Performance share options to purchase ordinary shares	—	—	—
Unvested RSUs	580,558	2,250,602	975,608
Unvested PSUs	—	31,433	—
Total anti-dilutive shares	3,306,287	13,569,029	9,473,752

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

Manufacturing Commitments

The Company entered into supply agreements with Regeneron to provide both clinical supply and commercial product (see Note 13). In May 2023, the Company signed a letter of intent with Samsung related to its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several CDMOs to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of December 31, 2025, the Company had committed to minimum payments under these agreements totaling $175,704, of which $46,924 are due within one year.

The Company issued termination notices to CDMOs in February 2025 to terminate the clinical supply agreements for the production of abiprubart. During the year ended December 31, 2025, the Company recorded and paid $2,500 in research and development expenses because of these terminations. The Company does not expect to incur any additional expenses because of these terminations.

Performance Cash Awards

Beginning in the second quarter of 2025, the Company began granting cash awards (“Performance Cash Awards”) to certain eligible employees pursuant to the 2018 Plan, which were eligible to be received upon the

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

achievement of certain specified development and regulatory milestones and that are subject to earnout percentages based upon the date of applicable milestone achievement. As of December 31, 2025, the Company estimates the future cash payments under such Performance Cash Awards to be $23,118 if the milestones are achieved. The Performance Cash Awards will be recognized when the applicable milestones are deemed probable of achievement with a cumulative catch-up and recognized over the remaining term. The Company has not deemed any of the Performance Cash Award development or regulatory milestones as probable as of December 31, 2025, and no expense has been recognized related to such awards.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors, officers and other key personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or other key personnel. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025, 2024 or 2023.

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

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024 and 2023:

	Years Ended
	December 31,
	2025	2024	2023
Revenue:
Product revenue, net	$677,564	$417,029	$233,176
License and collaboration revenue	-	6,210	37,083
Total revenue	677,564	423,239	270,259
Operating expenses:
Cost of goods sold	77,673	60,910	33,407
Collaboration expenses	229,545	128,311	56,524
Direct research and development expenses by program:
ARCALYST	1,040	1,080	2,628
KPL-387	47,265	11,221	2,537
KPL-1161	4,198	581	-
Abiprubart	6,122	59,459	28,388
Vixarelimab	44	1,530	7,717
Unallocated research and development expenses	38,184	37,752	34,827
Selling, general and administrative	196,272	168,011	129,427
Total operating expenses	600,343	468,855	295,455
Other income, net (1)	11,647	9,464	8,544
Income (loss) before income taxes	88,868	(36,152)	(16,652)
Benefit (provision) for income taxes	(29,863)	(7,041)	30,736
Net income (loss)	$59,005	$(43,193)	$14,084

Other significant non-cash items:
Share-based compensation expense	$37,003	$30,693	$27,149
Non-cash lease expense	3,666	3,136	3,054
Deferred income taxes	13,002	8,132	(33,788)

(1)	Includes interest income of $11,636, $9,036 and $8,227 for the years ended December 31, 2025, 2024 and 2023 respectively.

KINIKSA PHARMACEUTICALS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share amounts)

The following table presents total revenue by geographic region of the customer for years ended December 31, 2025, 2024 and 2023:

	Years Ended
	December 31,
	2025	2024	2023
Revenue:
United States	$676,750	$421,434	$269,772
United Kingdom	814	930	487
Rest of world	-	875	-
Total revenue	$677,564	$423,239	$270,259

The following table presents property and equipment, net by geographic region:

	Years Ended
	December 31,
	2025	2024
Property and Equipment, net
United States	$1,608	$313
United Kingdom	76	99
Rest of world	259	250
Total property and equipment, net	$1,943	$662

18.         Benefit Plans

The Company has established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all Kiniksa US employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company provides matching contributions of 100% of the first 3% of each participant’s salary contributed, plus 50% for each of the next 2% contributed. Employees are immediately and fully vested in their own contributions and the Company’s match. During the years ended December 31, 2025, 2024 and 2023, the Company contributed $3,544, $2,923 and $2,305 respectively, to the plan.