Form 10-Q
period 2026-03-31
Kiniksa Pharmaceuticals International, plc
filed 2026-04-28
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 24, 2026, there were 76,938,016 ordinary shares outstanding in aggregate, comprised of:

46,303,276 Class A ordinary shares, nominal value $0.000273235 per share

1,795,158 Class B ordinary shares, nominal value $0.000273235 per share

12,781,964 Class A1 ordinary shares, nominal value $0.000273235 per share

16,057,618 Class B1 ordinary shares, nominal value $0.000273235 per share

Kiniksa Pharmaceuticals International, plc

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report should be considered forward-looking statements, including statements regarding: our beliefs that KPL-387 will expand the recurrent pericarditis market and provide additional treatment options for patients; our beliefs about dosing and administration for our product candidates, including that KPL-387 has the potential for monthly subcutaneous self-administration in a liquid formulation and that KPL-1161 has the potential for quarterly subcutaneous dosing; our expectation to have data from the Phase 2 portion of our trial of KPL-387 in recurrent pericarditis in the second half of 2026 and that we plan to use the totality of the data to determine further development strategy; our plan to initiate a Phase 1 first-in-human clinical trial of KPL-1161 by the end of 2026; our expectation that our cash balance and our expected cash inflows from operations will allow us to meet our current operating plan and that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months; statements regarding our expected near-term expenditures and revenue; and other similar statements.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as updated by any information appearing in Part II, Item 1A of any of our subsequent Quarterly Reports on Form 10-Q.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$189,952	$165,596
Short-term investments	278,141	248,478
Accounts receivable, net	23,224	15,594
Inventory	73,141	54,895
Prepaid expenses and other current assets	29,714	42,614
Total current assets	594,172	527,177
Property and equipment, net	1,986	1,943
Operating lease right-of-use assets	9,334	9,807
Other long-term assets	11,162	11,307
Intangible asset, net	15,000	15,250
Deferred tax assets	193,626	198,149
Total assets	$825,280	$763,633

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,402	$2,028
Accrued collaboration expenses	75,577	70,015
Accrued expenses	32,771	42,020
Operating lease liabilities	3,170	2,987
Other current liabilities	20,691	22,134
Total current liabilities	156,611	139,184
Non-current liabilities:
Non-current deferred revenue	31,811	31,811
Non-current operating lease liabilities	5,855	6,510
Other long-term liabilities	25,316	18,522
Total liabilities	219,593	196,027
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A ordinary shares, nominal value of $0.000273235 per share; 46,054,720 shares and 45,659,424 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12	12
Class B ordinary shares, nominal value of $0.000273235 per share; 1,795,158 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1	1
Class A1 ordinary shares, nominal value of $0.000273235 per share; 12,781,964 shares issued and outstanding as of March 31, 2026 and December 31, 2025	4	4
Class B1 ordinary shares, $0.000273235 nominal value; 16,057,618 shares issued and outstanding as of March 31, 2026 and December 31, 2025	4	4
Additional paid-in capital	1,045,877	1,029,748
Accumulated other comprehensive loss	(665)	(25)
Accumulated deficit	(439,546)	(462,138)
Total shareholders’ equity	605,687	567,606
Total liabilities and shareholders’ equity	$825,280	$763,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Product revenue, net	$214,266	$137,785
License and collaboration revenue	—	—
Total revenue	214,266	137,785
Costs and operating expenses:
Cost of goods sold	20,796	17,868
Collaboration expenses	75,577	43,790
Research and development	27,475	19,325
Selling, general and administrative	61,151	43,530
Total operating expenses	184,999	124,513
Income from operations	29,267	13,272
Other income, net	3,414	2,293
Income before income taxes	32,681	15,565
Provision for income taxes	(10,089)	(7,026)
Net income	$22,592	$8,539
Net income per share attributable to ordinary shareholders—basic	$0.30	$0.12
Net income per share attributable to ordinary shareholders—diluted	$0.27	$0.11
Weighted average ordinary shares outstanding—basic	76,516,535	72,647,121
Weighted average ordinary shares outstanding—diluted	82,409,703	76,145,617
Comprehensive income
Net income	$22,592	$8,539
Other comprehensive loss
Unrealized loss on short-term investments and currency translation adjustments, net of tax	(640)	(2)
Total other comprehensive loss	(640)	(2)
Total comprehensive income	$21,952	$8,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	76,294,164	$21	$1,029,748	$(25)	$(462,138)	$567,606
Issuance of Class A ordinary shares under incentive award plans	395,296	—	6,073	—	—	6,073
Share-based compensation expense	—	—	10,056	—	—	10,056
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(640)	—	(640)
Net income	—	—	—	—	22,592	22,592
Balances at March 31, 2026	76,689,460	$21	$1,045,877	$(665)	$(439,546)	$605,687

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	72,516,059	$20	$959,722	$(163)	$(521,143)	$438,436
Issuance of Class A ordinary shares under incentive award plans	281,273	—	2,768	—	—	2,768
Share-based compensation expense	—	—	7,748	—	—	7,748
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(2)	—	(2)
Net income	—	—	—	—	8,539	8,539
Balances at March 31, 2025	72,797,332	$20	$970,238	$(165)	$(512,604)	$457,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$22,592	$8,539
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	468	345
Share-based compensation expense	10,056	7,748
Non-cash lease expense	994	835
Net amortization of premiums and accretion of discounts on short-term investments	1,302	255
Net gain on disposal of property and equipment	(54)	10
Deferred income taxes	4,523	2,993
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	13,049	(5,327)
Accounts receivable, net	(7,630)	1,659
Inventory	(18,246)	4,295
Other long-term assets	125	2,045
Accounts payable	22,266	62
Accrued expenses, accrued collaboration expenses and other current liabilities	(5,047)	(3,596)
Operating lease liabilities	(993)	(852)
Other long-term liabilities	6,794	3,313
Net cash provided by operating activities	50,199	22,324
Cash flows from investing activities:
Purchases of property and equipment	(161)	(99)
Purchases of short-term investments	(177,411)	(95,470)
Proceeds from the maturities of short-term investments	145,656	44,028
Net cash used in investing activities	(31,916)	(51,541)
Cash flows from financing activities:
Proceeds from issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	6,389	3,180
Payments in connection with ordinary shares tendered for employee tax obligations	(316)	(412)
Net cash provided by financing activities	6,073	2,768
Net increase (decrease) in cash and cash equivalents	24,356	(26,449)
Cash and cash equivalents at beginning of period	165,596	183,581
Cash and cash equivalents at end of period	$189,952	$157,132

Supplemental information:
Cash paid for income taxes	$—	$3,008

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$521	$912
Additions to property and equipment included in accrued expenses and other liabilities	108	34

The accompanying notes are an integral part of these condensed consolidated financial statements.

1.           Nature of the Business and Basis of Presentation

Kiniksa Pharmaceuticals International, plc (the “Company”) is a biopharmaceutical company developing and commercializing novel therapies for diseases with unmet need, with a focus on cardiovascular indications. The Company’s portfolio of immune-modulating assets is based on strong biologic rationale or validated mechanisms, targets a spectrum of underserved cardiovascular and autoimmune conditions and offers the potential for differentiation.

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K and updated, as necessary, in this report. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of its operations for the three months ended March 31, 2026 and 2025, the changes in its shareholders’ equity for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period.

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

Recently Adopted Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which refines the scope of derivative accounting and clarifies the treatment of certain share-based noncash consideration in revenue contracts. The Company adopted this ASU in the first quarter of 2026, prospectively. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

	Fair Value Measurements
	as of March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$69,287	$—	$—	$69,287
Cash equivalents — U.S. Treasury Securities	—	14,427	—	14,427
Short-term investments — U.S. Treasury Securities	—	278,141	—	278,141
	$69,287	$292,568	$—	$361,855

	Fair Value Measurements
	as of December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$77,291	$—	$—	$77,291
Short-term investments — U.S. Treasury Securities	—	248,478	—	248,478
	$77,291	$248,478	$—	$325,769

During the three months ended March 31, 2026 and the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of March 31, 2026 and December 31, 2025 included U.S. Treasury Securities, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

The contractual maturities of short-term investments were as follows:

	March 31,	December 31,
	2026	2025
Maturities within one year	$128,045	$179,577
Maturities after one year through five years	150,096	68,901
Total	$278,141	$248,478

The following tables summarize short-term investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
March 31, 2026
Cash Equivalents - U.S. Treasury Securities	$14,427	$—	$—	$—	$14,427
Short-term investments — U.S. Treasury Securities	278,806	15	(680)	—	278,141
	$293,233	$15	$(680)	$—	$292,568

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2025
Short-term investments — U.S. Treasury Securities	$248,354	$125	$(1)	$—	$248,478
	$248,354	$125	$(1)	$—	$248,478

As of March 31, 2026, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the three months ended March 31, 2026 or 2025.

3.           Product Revenue, Net

The Company derives substantially all of its product revenue, net from sales of ARCALYST in the United States, which was as follows:

	Three Months Ended
	March 31,
	2026	2025
Product revenue, net	$214,266	$137,785

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2026:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2025	$4,559	$11,883	$3,124	$19,566
Current provisions relating to sales in the current year	11,733	8,633	546	20,912
Adjustments relating to prior years	—	(671)	—	(671)
Payments/returns relating to sales in the current year	(10,287)	(3,675)	—	(13,962)
Payments/returns relating to sales in the prior years	(4,537)	(3,300)	—	(7,837)
Balance at March 31, 2026	$1,468	$12,870	$3,670	$18,008

Total revenue-related reserves as of March 31, 2026 and December 31, 2025, included in the Company’s condensed consolidated balance sheets, are summarized as follows:

	March 31,	December 31,
	2026	2025
Components of accounts receivable	$(1,339)	$(831)
Components of other current liabilities	19,347	20,397
Total revenue-related reserves	$18,008	$19,566

Substantially all of the Company’s trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider.

4.           Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$10,448	$9,968
Semi-finished goods	53,407	29,399
Finished goods	14,313	20,555
Total inventory	$78,168	$59,922
Balance Sheet Classification:
Inventory	$73,141	$54,895
Other long-term assets	5,027	5,027
Total inventory	$78,168	$59,922

As of March 31, 2026, $21,063 of semi-finished goods were associated with the Company’s technology transfer of ARCALYST drug substance manufacturing to a new facility, which is pending regulatory approval. The Company believes it is probable that regulatory approval will be obtained, and all such inventory will be available for commercial distribution in the future.

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
Furniture, fixtures and vehicles	$177	$177
Computer hardware and software	96	96
Leasehold improvements	4,639	4,639
Lab equipment	4,148	4,006
Construction in progress	300	255
Total property and equipment	9,360	9,173
Less: Accumulated depreciation	(7,374)	(7,230)
Total property and equipment, net	$1,986	$1,943

Depreciation expense was $144 and $35 during the three months ended March 31, 2026 and 2025, respectively.

6.           Intangible Assets

Intangible assets, net of accumulated amortization as of March 31, 2026 and December 31, 2025 are summarized in the following table.

		As of March 31, 2026			As of December 31, 2025
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$5,000	$15,000	$20,000	$4,750	$15,250

Amortization expense was $250 during the three months ended March 31, 2026 and 2025.

7.           Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued employee compensation and benefits	$14,269	$21,437
Accrued inventory and manufacturing	2,988	8,008
Accrued research and development expenses	9,202	6,629
Accrued legal, commercial and professional fees	5,834	5,348
Other	478	598
	$32,771	$42,020

8.           Share-Based Compensation

The Company maintains several equity compensation plans, including the 2018 Incentive Award Plan (the “2018 Plan”) and the 2018 Employee Share Purchase Plan (the “2018 ESPP”). Upon the effectiveness of the 2018 Plan, the Company ceased granting awards under its 2015 Equity Incentive Plan (as amended, the “2015 Plan” and together with the 2018 Plan, the “Plans”).

2015 Plan

As of March 31, 2026, there were 574,902 Class A ordinary shares reserved for issuance pursuant to outstanding awards under the 2015 Plan that were granted prior to the effectiveness of the 2018 Plan.

2018 Plan

The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”), PSUs (as defined below) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2026, increased by 3,051,742 Class A ordinary shares. As of March 31, 2026, 8,764,119 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2025, the Company’s board of directors approved an increase, as of January 1, 2026, of 110,000 Class A ordinary shares under the 2018 ESPP. As of March 31, 2026, 765,514 Class A ordinary shares were available for future issuance under the 2018 ESPP.

Restricted Share Units

The Company grants RSUs with service conditions to eligible employees as part of its equity incentive compensation. Such RSUs typically vest 25% on each of the first, second, third and fourth anniversaries of the date of grant, subject to continued employment through such dates.

Market and Performance-Based Share Units

In 2024, the Company began periodically granting performance-based restricted share units to certain employees under the 2018 Plan that are earned based upon (i) the achievement of certain specified ARCALYST revenue targets (“Revenue PSUs”) and (ii) the Company’s total shareholder return (“TSR”) relative to the TSR of each member of a specified peer group (“TSR PSUs”). The TSR PSUs and Revenue PSUs are subject to a three-year service period.

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

The following table summarizes RSU and PSU activity for the three months ended March 31, 2026:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested as of December 31, 2025	2,074,095	$23.09	415,307	$27.25
Granted	45,951	$43.01	10,854	$43.62
Vested	(21,474)	$18.07	-	$—
Forfeited	(90,891)	$24.26	(5,154)	$27.36
Unvested as of March 31, 2026	2,007,681	$23.55	421,007	$27.67

The following table summarizes share option and PSO activity for the three months ended March 31, 2026:

	Options		PSOs
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding as of December 31, 2025	9,420,208	$18.61	299,706	$28.50
Granted	48,016	$42.93	17,995	$43.63
Exercised	(347,440)	$15.91	—	$—
Forfeited	(102,260)	$26.24	(8,239)	$27.36
Outstanding as of March 31, 2026	9,018,524	$18.76	309,462	$29.41
Share options exercisable as of March 31, 2026	6,138,732	$15.93	—	$—
Share options vested and expected to vest as of March 31, 2026	9,018,524	$18.76	309,462	$29.41

As of March 31, 2026, total unrecognized compensation cost related to RSUs, Revenue PSUs, TSR PSUs, and share options was $93,014 which is expected to be recognized over a weighted average remaining period of 2.35 years. As of March 31, 2026, total unrecognized compensation cost related to outstanding Development PSUs and PSOs was $10,241 which will be recognized when the applicable milestones are deemed probable of achievement through the date the awards vest with a cumulative catch-up.

Share-Based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
	March 31,
	2026	2025
Cost of goods sold	$518	$429
Research and development expenses	1,629	1,502
Selling, general and administrative expenses	7,909	5,817
	$10,056	$7,748

9.            Out-Licensing Agreements

Genentech License Agreement

In the third quarter of 2022 (the “Genentech Effective Date”), the Company entered into a license agreement (the “Genentech License Agreement”) with Genentech, Inc. and F. Hoffmann-La Roche Ltd (collectively, “Genentech”), pursuant to which the Company granted Genentech exclusive worldwide rights to develop, manufacture and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”).

Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $570,000 remain as of March 31, 2026. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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

The selling price of each performance obligation in the Genentech License Agreement was determined based on the Company’s standalone selling price with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company allocated the transaction price to each of the four performance obligations noted above, all of which were satisfied as of June 30, 2024.

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

The Company did not recognize any collaboration revenue under the Genentech License Agreement during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company had recognized the entire transaction price under the Genentech License Agreement as revenue.

Huadong Collaboration Agreement

In February 2022 (the “Effective Date”), the Company entered into a collaboration and license agreement (the “Huadong Collaboration Agreement”) with Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”), pursuant to which the Company granted Huadong exclusive rights to develop and commercialize ARCALYST in a territory, which currently includes the following countries: People’s Republic of China, Hong Kong SAR, Macao SAR, Taiwan Region, Indonesia, The Philippines, Thailand, Bangladesh, Bhutan, Brunei, Burma, Cambodia, India, Laos, Malaysia, Maldives, Mongolia, Nepal, New Zealand, Sri Lanka, and Vietnam (collectively, the “Huadong Territory”). The Company otherwise retained its current rights to ARCALYST outside the Huadong Territory.

Under the Huadong Collaboration Agreement, the Company received a total upfront cash payment of $12,000 for the Huadong Territory license of ARCALYST. In 2024, following the achievement of a regulatory milestone under the Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20,000 to the Company. The Company will be eligible to receive up to approximately $50,000 in contingent sales-based milestone payments for ARCALYST, all of which remain outstanding as of March 31, 2026. Huadong will also be obligated to pay the Company tiered percentage royalties ranging from the low-to-mid teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on ARCALYST on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of the Company’s patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory.

Accounting for the Huadong Collaboration Agreement

As of the Effective Date, the Company identified one performance obligation in the Huadong Collaboration Agreement: the exclusive license for ARCALYST and clinical and commercial manufacturing obligations for ARCALYST products in the Huadong Territory. Huadong cannot exploit the value of the exclusive license for ARCALYST products in the Huadong Territory without receipt of supply as the exclusive license for ARCALYST products in the Huadong Territory does not convey to Huadong the right to manufacture and therefore the Company has combined the exclusive license for ARCALYST products in the Huadong Territory and the manufacturing obligations into one performance obligation.

The Company determined the transaction price at the inception of the Huadong Collaboration Agreement, which includes $12,000, consisting of the upfront payment. In 2024, the Company added $20,000 to the transaction price following the achievement of a regulatory milestone. The Company also includes an estimate of variable consideration associated with the clinical and commercial manufacturing supply of certain materials when those materials are shipped. The Company determined that any variable consideration related to development and regulatory milestones, sales milestones and royalties are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties and sales milestones will be recognized as the Company delivers the commercial manufactured product to Huadong. Any changes in estimates may result in a cumulative catch-up based on the number of units of manufactured product delivered.

The Company recognizes revenue for the single performance obligation in the Huadong Collaboration Agreement consisting of the exclusive license for ARCALYST and clinical and commercial manufacturing obligations for ARCALYST products in the Huadong Territory at a point in time, upon which control of materials are transferred to Huadong for each delivery of the associated materials. The Company currently expects to recognize the revenue over the life of the agreement. This estimate considers the timing of development and commercial activities under the Huadong Collaboration Agreement and may be reduced or increased based on changes in the various activities.

The Company did not recognize any revenue under the Huadong Collaboration Agreement during the three months ended March 31, 2026 and 2025. As of March 31, 2026, $31,811 of the transaction price is recorded in non-current deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes the Company’s contract liabilities in connection with license and collaboration agreements for the three months ended March 31, 2026:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Three Months Ended March 31, 2026
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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three months ended March 31, 2026 and 2025, the Company recognized $75,577 and $43,775 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses.

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product. The supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three months ended March 31, 2026 and 2025, the Company did not incur any research and development expense related to the purchase of drug materials under the supply agreement. As of March 31, 2026 and December 31, 2025, the Company recorded inventory of $46,657 and $29,071 respectively, related to the purchase of commercial product under the supply agreement. As of March 31, 2026, the Company had non-cancelable purchase commitments under the supply agreement (see Note 13).

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

In exchange for these rights, the Company made upfront payments to Biogen of $12,000. The Company recorded the upfront payments as research and development expense in the consolidated statement of operations and comprehensive income because the acquired technology represented in-process research and development and had no alternative future use.

Under the Biogen Agreement, the Company is obligated to make milestone payments to Biogen of up to $179,000 upon the achievement of specified clinical and regulatory milestones in multiple indications in various territories, of which $165,000 remains as of March 31, 2026. Additionally, the Company could be obligated to make up to an aggregate of $150,000 of payments upon the achievement of specified annual net sales milestones and to pay tiered royalties on escalating tiers of annual net sales of licensed products starting in the high single-digit percentages and ending below the teens.

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

During the three months ended March 31, 2026, the Company did not record any expenses in connection with the Biogen Agreement. During the three months ended March 31, 2025, the Company recorded expenses of $14 related to a milestone and the annual maintenance fee in connection with the Biogen Agreement.

Other Agreements

In 2019, the Company acquired certain other intellectual property through the acquisition of all of the outstanding securities of the company that owned or controlled such intellectual property. Under this agreement, the Company is solely responsible for all development, regulatory and commercial activities and costs. The Company is also responsible for costs related to filing, prosecuting and maintaining the licensed patent rights. Under this agreement, the Company is obligated to pay an insignificant annual maintenance fee as well as clinical and regulatory milestone payments of up to an aggregate of $1,200. The Company is also obligated to pay a low single-digit royalty on annual net sales of products licensed under the agreement.

11.         Net Income per Share

The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, Class A1 and Class B1 ordinary shares are identical, except with respect to voting, transferability and conversion. As the liquidation and dividend rights are identical, losses are allocated on a proportionate basis and the resulting net income per share attributed to ordinary shareholders will, therefore, be the same for both Class A and Class B ordinary shares on an individual or combined basis.

Basic and diluted net income attributable to ordinary shareholders was calculated as follows:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income attributable to ordinary shareholders	$22,592	$8,539
Denominator:
Weighted-average shares outstanding	76,516,535	72,647,121
Effect of dilutive securities
Options to purchase ordinary shares	4,568,818	2,689,797
Performance options to purchase ordinary shares	—	—
Unvested RSUs	1,176,866	795,304
Unvested PSUs	147,484	13,396
Weighted-average shares outstanding	82,409,703	76,145,617

Basic net income per share	$0.30	$0.12
Diluted net income per share	$0.27	$0.11

For the three months ended March 31, 2026 and 2025, diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of ordinary shares for unvested RSUs and PSUs for which the market or performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee share options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s ordinary shares at the average market price during the period.

The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2026	2025
Share options to purchase ordinary shares	915,903	3,507,402
Performance share options to purchase ordinary shares	—	—
Unvested RSUs	30,213	465,039
Unvested PSUs	—	—
Total anti-dilutive shares	946,116	3,972,441

PSUs and PSOs that are outstanding and contain performance-based or market-based vesting criteria for which the performance or market conditions have not been met are excluded from the presentation of common stock equivalents outstanding in the table above.

12.         Income Taxes

The Company’s income is subject to the enacted UK statutory corporate tax rate. The Company’s wholly owned United States subsidiaries, including Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), are subject to federal and state income taxes in the United States. The Company’s wholly owned subsidiary Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”), and Kiniksa UK’s wholly owned subsidiaries, including Kiniksa Pharmaceuticals, GmbH (“Kiniksa Switzerland”) and Kiniksa UK’s Swiss branch office, are subject to taxation in their respective countries. Certain of the Company’s subsidiaries operate under cost plus intercompany arrangements.

The Company recorded an income tax provision of $10,089 and $7,026 for the three months ended March 31, 2026 and 2025, respectively. The provision for income taxes was driven primarily by income earned in Switzerland, UK and United States as well as uncertain tax positions offset in part by tax benefits related to share-based compensation, United States federal and state research and development credits (“R&D Credits”) and Foreign Derived Intangible Income (“FDII”) deduction.

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

Manufacturing Commitments

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product (see Note 10). In June 2024, the Company entered into a Master Services Agreement and a Product Specific Agreement with Samsung Biologics Co., Ltd. as part of its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several contract development and manufacturing organizations to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of March 31, 2026, the Company had committed to minimum purchase commitments under all of these agreements totaling $157,324, of which $70,030 is due within one year.

The Company issued termination notices to contract development and manufacturing organizations in February 2025 to terminate the clinical supply agreements for the production of abiprubart. During the three months ended March 31, 2025, the Company recorded and paid $2,500 in research and development expenses because of these terminations. The Company does not expect to incur any additional expenses because of these terminations.

Performance Cash Awards

Beginning in the second quarter of 2025, the Company began granting cash awards (“Performance Cash Awards”) to certain eligible employees pursuant to the 2018 Plan, which were eligible to be received upon the achievement of certain specified development and regulatory milestones and that are subject to earnout percentages based upon the date of applicable milestone achievement. As of March 31, 2026, the Company estimates the future cash payments under such Performance Cash Awards to be $23,088 if the milestones are achieved at target. The Performance Cash Awards will be recognized when the applicable milestones are deemed probable of achievement with a cumulative catch-up and recognized over the remaining term. The Company has not deemed any of the Performance Cash Award development or regulatory milestones as probable as of March 31, 2026, and no expense has been recognized related to such awards.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026 or December 31, 2025.

Legal Proceedings

The Company is not a party to any material litigation and does not have contingency reserves established for any litigation liabilities.

14. Segment Information and Geographic Data

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing and commercializing novel therapies that target cardiovascular diseases with significant unmet medical need. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM utilizes net income to make key decisions about how to allocate resources across the Company’s commercial product and development programs. The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Product revenue, net	$214,266	$137,785
License and collaboration revenue	-	-
Total revenue	214,266	137,785
Operating expenses:
Cost of goods sold	20,796	17,868
Collaboration expenses	75,577	43,790
Direct research and development expenses by program:
ARCALYST	341	355
KPL-387	16,152	5,178
KPL-1161	955	100
Abiprubart	53	4,367
Unallocated research and development expenses	9,974	9,325
Selling, general and administrative	61,151	43,530
Total operating expenses	184,999	124,513
Other income, net (1)	3,414	2,293
Income before income taxes	32,681	15,565
Provision for income taxes	(10,089)	(7,026)
Net income	$22,592	$8,539

Other significant noncash items:
Share-based compensation expense	$10,056	$7,748
Non-cash lease expense	994	835
Deferred income taxes	4,523	2,993

(1)Includes interest income of $3,414 and $2,290 for the three months ended March 31, 2026 and 2025, respectively.

The following table presents total revenue by geographic region of the customer for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenue:
United States	$214,068	$137,597
United Kingdom	198	188
Total revenue	$214,266	$137,785

The following table presents property and equipment, net by geographic region (in thousands):

	March 31,	December 31,
	2026	2025
Property and equipment, net
United States	$1,483	$1,608
United Kingdom	70	76
Rest of world	433	259
Total property and equipment, net	$1,986	$1,943

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in the Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the risks identified in Part I, Item 1A of the Annual Report, as updated by any information appearing in Part II, Item 1A of any of our subsequent Quarterly Reports on Form 10-Q, and our other filings with the Securities and Exchange Commission (the “SEC”) our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Overview

We are a biopharmaceutical company developing and commercializing novel therapies for diseases with unmet need, with a focus on cardiovascular indications. Our portfolio of assets is based on strong biologic rationale or validated mechanisms and offers the potential for differentiation.

ARCALYST is an interleukin-1α (“IL-1α”) and interleukin-1β (“IL-1β”) cytokine trap. In 2017, we licensed ARCALYST from Regeneron, which discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear. We received FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated United States prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is also approved in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”), including Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in Deficiency of Interleukin-1 Receptor Antagonist (“DIRA”) in adults and children weighing 10 kg or more. ARCALYST is commercially available across the United States through a select network of specialty pharmacies. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States, and evenly split profits on sales, as well as third party proceeds, with Regeneron. In 2022, we granted Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) exclusive rights to develop and commercialize ARCALYST in the Huadong Territory (as defined below). In 2023, Regeneron initiated a technology transfer of the manufacturing process for ARCALYST drug substance. Since then we have worked to qualify Samsung Biologics Co., Ltd. (“Samsung”) as our replacement contract development and manufacturing organization (“CDMO”) and, in April 2026, the FDA accepted the supplemental biologics license application related to such technology transfer and assigned a Prescription Drug User Fee Act target action date of June 19, 2026. In December 2024, we initiated a collaborative study agreement with The Mayo Clinic (together with Johns Hopkins University) to investigate the effects of ARCALYST in the treatment of cardiac sarcoidosis.

KPL-387 is an investigational, fully human immunoglobulin G2 monoclonal antibody that binds human interleukin-1 receptor 1 (“IL-1R1”), inhibiting IL-1α- and IL-1β-mediated signaling. KPL-387 is an independently developed asset that we believe may expand the recurrent pericarditis market and provide an additional treatment option for patients, with the potential to add the convenience of monthly subcutaneous self-administration with a liquid formulation. In July 2025, we announced that the Phase 2 dose-focusing portion of the Phase 2/3 clinical trial of KPL-387 in recurrent pericarditis had begun recruiting. We expect data from the Phase 2 portion of the trial in the second half of 2026 and plan to use the totality of the data to determine further development strategy. In September 2025, we announced plans to conduct a supplemental Phase 2 transition to KPL-387 monotherapy dosing and administration study to evaluate the efficacy and safety of dosing regimens used to transition patients from standard therapies to KPL-387 monotherapy. In April 2026, we announced our expectation to initiate a pivotal Phase 3 clinical trial of KPL-387 in recurrent pericarditis by the end of 2026. In October 2025, the FDA granted Orphan Drug Designation to KPL-387 for the treatment of pericarditis.

KPL-1161 is an independently developed, pre-clinical, Fc-modified immunoglobulin G2 monoclonal antibody that binds IL-1R1, inhibiting IL-1α- and IL-1β-mediated signaling. KPL-1161 is a modified version of KPL-387 designed to have an increased drug half-life that we believe could support quarterly subcutaneous dosing. We are currently conducting preclinical activities with respect to this asset, and expect to initiate a Phase 1 first-in-human clinical trial by the end of 2026.

Abiprubart is an investigational monoclonal antibody inhibitor of CD40-CD154 costimulatory interaction, which we believe to be an attractive approach to address multiple autoimmune disease pathologies. We hold an exclusive worldwide license to abiprubart from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”). In February 2025, we announced our plans to discontinue development of abiprubart in Sjogren's Disease and to explore strategic alternatives for the asset.

Components of Our Results of Operations

Product revenue, net

We have been generating product revenue from sales of ARCALYST since April 2021. ARCALYST is sold through a third-party logistics provider that distributes primarily through a select network of specialty pharmacies (collectively, “customers”), which deliver the medication to patients by mail. ARCALYST is currently only approved for sale in the United States, and, therefore, we expect to derive substantially all of our product revenue from the United States for the foreseeable future.

Net revenue from product sales is recognized at the transaction price when the customer obtains control of our product, which occurs at a point in time, typically upon shipment of the product from the third-party logistics provider.

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

In February 2022, we entered into a collaboration and license agreement (the “Huadong Collaboration Agreement”), with Huadong, pursuant to which we granted Huadong exclusive rights to develop and commercialize ARCALYST in a specified territory, which currently includes the following countries: People’s Republic of China, Hong Kong SAR, Macao SAR, Taiwan Region, Indonesia, The Philippines, Thailand, Bangladesh, Bhutan, Brunei, Burma, Cambodia, India, Laos, Malaysia, Maldives, Mongolia, Nepal, New Zealand, Sri Lanka, and Vietnam (collectively, the “Huadong Territory”).

Under the Huadong Collaboration Agreement, we received a total upfront cash payment of $12.0 million for the Huadong Territory license of ARCALYST. In the fourth quarter of 2024, following the achievement of a regulatory milestone under the Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20.0 million, which was received in the first quarter of 2025. In addition, we will be eligible to receive additional contingent sales-based milestones payments related to ARCALYST. Huadong will also be obligated to pay us tiered percentage royalties on ARCALYST ranging from the low-to-mid teens on annual net sales in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a country-by-country or region-by-region basis until the later of

(i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory. We have recognized $0.2 million of revenue of the $32.0 million transaction price under the Huadong Collaboration Agreement as of March 31, 2026, and will recognize the remaining revenue as materials are shipped.

In the third quarter of 2022, we entered into a license agreement (the “Genentech License Agreement”) with Genentech, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”).

Under the Genentech License Agreement, we will be eligible to receive up to a total of approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $570.0 million remains as of March 31, 2026. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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

●expenses incurred under agreements with contract research organizations (“CROs”) that are primarily engaged in the oversight and conduct of our clinical trials and CDMOs that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs for our product candidates;
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

Other income, net

Other income, net consists of interest income recognized from investments in money market funds, United States Treasury Securities and other miscellaneous income offset by expenses related to investments.

Income taxes

Our income is subject to the enacted United Kingdom statutory corporate tax rate. Our wholly owned United States subsidiaries, including Kiniksa Pharmaceuticals, Inc. (“Kiniksa US”), are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”), its Swiss branch office, and Kiniksa UK’s wholly owned subsidiaries, including Kiniksa Pharmaceuticals, GmbH (“Kiniksa Switzerland”) are subject to taxation in their respective countries.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The tax provisions of the legislation did not have a material impact on our operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025	Change

	(in thousands)
Revenue:
Product revenue, net	$214,266	$137,785	$76,481
License and collaboration revenue	—	—	—
Total revenue	214,266	137,785	76,481
Costs and Operating expenses:
Cost of goods sold	20,796	17,868	2,928
Collaboration expenses	75,577	43,790	31,787
Research and development	27,475	19,325	8,150
Selling, general and administrative	61,151	43,530	17,621
Total operating expenses	184,999	124,513	60,486
Income from operations	29,267	13,272	15,995
Other income, net	3,414	2,293	1,121
Income before income taxes	32,681	15,565	17,116
Provision for income taxes	(10,089)	(7,026)	(3,063)
Net income	$22,592	$8,539	$14,053

Product revenue, net

We recognized net revenue from the sale of ARCALYST of $214.3 million for the three months ended March 31, 2026, compared to $137.8 million for the three months ended March 31, 2025, an increase of $76.5 million. The increase in product revenue was driven primarily by an increase in patient enrollment.

Cost of goods sold

We recognized cost of goods sold of $20.8 million for the three months ended March 31, 2026, compared to $17.9 million for the three months ended March 31, 2025, an increase of $2.9 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST offset by favorable production variances.

Collaboration expenses

Collaboration expenses were $75.6 million for the three months ended March 31, 2026, compared to $43.8 million for the three months ended March 31, 2025, an increase of $31.8 million. The increase of $31.8 million relates primarily to increased revenue from sales of ARCALYST.

Research and development expenses

	Three Months Ended
	March 31,
	2026	2025	Change

	(in thousands)
Direct research and development expenses by program:
ARCALYST	$341	$355	$(14)
KPL-387	16,152	5,178	10,974
KPL-1161	955	100	855
Abiprubart	53	4,367	(4,314)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	5,933	5,923	10
Other	4,041	3,402	639
Total research and development expenses	$27,475	$19,325	$8,150

Research and development expenses were $27.5 million for the three months ended March 31, 2026, compared to $19.3 million for the three months ended March 31, 2025, an increase of $8.2 million.

Direct costs for our KPL-387 program were $16.2 million during the three months ended March 31, 2026, compared to $5.2 million during the three months ended March 31, 2025. The increase in expenses incurred primarily related to the enrollment and continuation of our Phase 2/3 clinical trial in recurrent pericarditis during the three months ended March 31, 2026, as compared to the Phase 1 clinical trial in normal healthy volunteers during the three months ended March 31, 2025.

Direct costs for our KPL-1161 program were $1.0 million for the three months ended March 31, 2026, compared to $0.1 million during the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, expenses incurred primarily related to pre-clinical development.

The direct costs for our abiprubart program were $0.1 million during the three months ended March 31, 2026, compared to $4.4 million during the three months ended March 31, 2025, a decrease of $4.3 million. For the three months ended March 31, 2025, expenses incurred primarily related to the close-out of our Phase 2b clinical trial in Sjögren’s Disease and $2.5 million of termination expenses associated with cancelled manufacturing agreements.

Unallocated research and development expenses were $10.0 million and $9.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Personnel-related costs for the three months ended March 31, 2026 and 2025 included share-based compensation of $1.6 million and $1.2 million, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses were $61.2 million for the three months ended March 31, 2026, compared to $43.5 million for the three months ended March 31, 2025. The increase of $17.6 million was primarily due to an increase of $10.8 million in personnel-related costs largely attributable to an increase in headcount and an increase in sales and marketing expenses of $5.2 million largely attributable to increased promotional activities and the timing of free goods designation. Personnel-related costs for the three months ended March 31, 2026 and 2025 included share-based compensation of $7.9 million and $5.8 million, respectively.

Other income, net

Other income, net was $3.4 million and $2.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The year-over-year increase was driven primarily by higher interest income generated by increased average holdings of cash, cash equivalents, and short-term investments.

Provision for income taxes

We recorded an income tax provision of $10.1 million and $7.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The provision for income taxes was driven primarily by income earned in Switzerland, UK and the United States as well as uncertain tax positions offset in part by tax benefits related to share-based compensation, United States federal and state research and development credits (“R&D Credits”) and Foreign Derived Intangible Income (“FDII”) deduction.

Liquidity and Capital Resources

As of March 31, 2026, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $468.1 million. Net income was $22.6 million and $8.5 million for the three months ended March 31, 2026 and 2025, respectively. We expect our cash balance and our expected cash inflows from operations to allow us to meet our current operating plan.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $9.9 million, $3.6 million of which are due within one year. In connection with our ongoing technology transfer of ARCALYST drug substance manufacturing, we have entered into a Master Services Agreement and a Product Specific Agreement with Samsung. Our commitments under such agreements, which includes the purchase of raw materials and related service fees, obligates us to minimum payments of $147.1 million, $59.8 million of which are due within one year. As of March 31, 2026, we have capitalized $21.1 million of production cost into inventory as semi-finished goods related to drug substance manufactured at Samsung. We have additionally entered into agreements with several CDMOs to provide us with preclinical and clinical trial materials for our non-ARCALYST assets, which obligate us to minimum payments of $10.2 million all of which are due within one year. We have long-term incentive plans for our employees that may result in cash award payments of $23.1 million, based upon the achievement of certain regulatory milestones, none of which are expected to be achieved in the next year.

Under various agreements with third parties, we are entitled to receive upfront payments, milestone payments, and royalties, each based upon specified milestones. In 2025, we received a $20.0 million milestone payment related to Huadong’s achievement of a regulatory milestone under the Huadong Collaboration Agreement, $10.0 million of which was paid to Regeneron in 2025 as part of the Regeneron Agreement.

These agreements impact our short-term and long-term liquidity and capital needs.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$50,199	$22,324
Net cash used in investing activities	(31,916)	(51,541)
Net cash provided by financing activities	6,073	2,768
Net increase (decrease) in cash and cash equivalents	$24,356	$(26,449)

Operating Activities

Net cash provided by operations was $50.2 million and $22.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase in cash provided by operating activities is primarily due to an increase in net contribution from higher ARCALYST sales offset by a decrease in net cash received from licensing agreements of $20.0 million.

Investing Activities

Net cash used in investing activities was $31.9 million and $51.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase in net cash used in investing activities was driven by managing our cash and short-term investment portfolio mix as we deployed higher levels of cash into Treasury Securities with longer-terms.

Financing Activities

During the three months ended March 31, 2026 and 2025, net cash provided by financing activities was $6.1 million and $2.8 million, respectively, consisting of proceeds from the exercise of share options offset by payments in connection with ordinary shares tendered for employee tax obligations.

Funding Requirements

We expect to incur significant expenses in connection with our ongoing and planned activities as we continue to commercialize ARCALYST and advance our current and future product candidates through preclinical and clinical development, seek regulatory approval and commercialize one or more of our current or future product candidates, if approved. We may also incur expenses in connection with collaboration, licensing or other strategic transactions. Further, we may incur expenses related to milestone, royalty and other payments payable to third parties with whom we have entered into license, acquisition and other similar agreements to acquire the rights to our product candidates

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. The future viability of our company is dependent on our ability to fund our operations through sales of ARCALYST and/or raise additional capital, such as through debt or equity offerings, as needed. We anticipate that we may require additional capital if we choose to pursue collaboration, licensing or other strategic transactions. We expect to continue to incur significant expenses related to product manufacturing, including technology transfer costs, sales, marketing and distribution of ARCALYST. In addition, if we obtain regulatory approval for any of our current or future product candidates, pursue additional indications or additional territories for our products or any of our current or future product candidates, we expect to incur significant expenses related to product development and manufacturing, sales, marketing and distribution, depending on where we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements may be impacted by a number of factors, including those described in Part I, Item 1A of the Annual Report, as updated by any information appearing in Part II, Item 1A of any of our subsequent Quarterly Reports on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in the Annual Report and the notes to the consolidated financial statements included in Item 1, “Financial Statements (Unaudited)” included in this Quarterly Report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

●	revenue recognition
●	accrued research and development expenses
●	uncertain tax positions; and
●	realizability of deferred tax assets.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the three months ended March 31, 2026 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of the Annual Report.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.Risk Factors.

In addition to the information discussed elsewhere in this Quarterly Report, you should carefully review and consider the risk factors disclosed in Part I, Item 1A of the Annual Report, as updated by any information appearing in Part II, Item 1A of any of our subsequent Quarterly Reports on Form 10-Q. These risks could materially and adversely affect our business, results of operations, financial condition and prospects. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties not currently known to us or that we deem immaterial also may impair our business operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	Non-Employee Director Compensation Program					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

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

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

Date: April 28, 2026	By:	/s/ Mark Ragosa
Mark Ragosa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)