Form 10-Q
period 2026-06-30
Kiniksa Pharmaceuticals International, plc
filed 2026-07-28
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 24, 2026, there were 78,024,013 ordinary shares outstanding in aggregate, comprised of:

48,289,273 Class A ordinary shares, nominal value $0.000273235 per share

895,158 Class B ordinary shares, nominal value $0.000273235 per share

12,781,964 Class A1 ordinary shares, nominal value $0.000273235 per share

16,057,618 Class B1 ordinary shares, nominal value $0.000273235 per share

Kiniksa Pharmaceuticals International, plc

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report should be considered forward-looking statements, including statements regarding: our beliefs that KPL-387 will expand the recurrent pericarditis market and provide additional treatment options for patients; our beliefs about dosing and administration for our product candidates, including that KPL-387 has the potential for monthly subcutaneous self-administration in a liquid formulation and that KPL-1161 has the potential for quarterly subcutaneous dosing; our expectation to begin commercializing KPL-387 in 2028 or 2029; our plan to initiate a Phase 1 first-in-human clinical trial of KPL-1161 by the end of 2026; our expectation that our cash balance and our expected cash inflows from operations will allow us to meet our current operating plan and that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months; statements regarding our expected near-term expenditures and revenue; and other similar statements.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as updated by any information appearing in Part II, Item 1A of any of our subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$175,677	$165,596
Short-term investments	350,251	248,478
Accounts receivable, net	23,490	15,594
Inventory	70,930	54,895
Prepaid expenses and other current assets	48,285	42,614
Total current assets	668,633	527,177
Property and equipment, net	2,575	1,943
Operating lease right-of-use assets	8,353	9,807
Other long-term assets	10,834	11,307
Intangible asset, net	14,750	15,250
Deferred tax assets	190,965	198,149
Total assets	$896,110	$763,633

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,404	$2,028
Accrued collaboration expenses	88,049	70,015
Accrued expenses	46,730	42,020
Operating lease liabilities	4,012	2,987
Other current liabilities	20,052	22,134
Total current liabilities	171,247	139,184
Non-current liabilities:
Non-current deferred revenue	31,811	31,811
Non-current operating lease liabilities	4,885	6,510
Other long-term liabilities	34,018	18,522
Total liabilities	241,961	196,027
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A ordinary shares, nominal value of $0.000273235 per share; 48,244,934 shares and 45,659,424 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12	12
Class B ordinary shares, nominal value of $0.000273235 per share; 895,158 shares and 1,795,158 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Class A1 ordinary shares, nominal value of $0.000273235 per share; 12,781,964 shares issued and outstanding as of June 30, 2026 and December 31, 2025	4	4
Class B1 ordinary shares, $0.000273235 nominal value; 16,057,618 shares issued and outstanding as of June 30, 2026 and December 31, 2025	4	4
Additional paid-in capital	1,069,622	1,029,748
Accumulated other comprehensive loss	(1,380)	(25)
Accumulated deficit	(414,114)	(462,138)
Total shareholders’ equity	654,149	567,606
Total liabilities and shareholders’ equity	$896,110	$763,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$243,600	$156,797	$457,866	$294,582
License and collaboration revenue	—	—	—	—
Total revenue	243,600	156,797	457,866	294,582
Costs and operating expenses:
Cost of goods sold	23,572	18,603	44,368	36,471
Collaboration expenses	88,069	52,418	163,646	96,208
Research and development	40,899	18,753	68,374	38,078
Selling, general and administrative	63,866	46,863	125,017	90,393
Total operating expenses	216,406	136,637	401,405	261,150
Income from operations	27,194	20,160	56,461	33,432
Other income, net	3,951	2,717	7,365	5,010
Income before income taxes	31,145	22,877	63,826	38,442
Provision for income taxes	(5,713)	(5,045)	(15,802)	(12,071)
Net income	$25,432	$17,832	$48,024	$26,371
Net income per share attributable to ordinary shareholders—basic	$0.33	$0.24	$0.62	$0.36
Net income per share attributable to ordinary shareholders—diluted	$0.30	$0.23	$0.58	$0.34
Weighted average ordinary shares outstanding—basic	77,577,675	73,438,530	77,050,036	73,041,920
Weighted average ordinary shares outstanding—diluted	83,398,051	77,942,082	82,902,904	76,984,393
Comprehensive income
Net income	$25,432	$17,832	$48,024	$26,371
Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	(715)	112	(1,355)	110
Total other comprehensive income (loss)	(715)	112	(1,355)	110
Total comprehensive income	$24,717	$17,944	$46,669	$26,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	76,294,164	$21	$1,029,748	$(25)	$(462,138)	$567,606
Issuance of Class A ordinary shares under incentive award plans	395,296	—	6,073	—	—	6,073
Share-based compensation expense	—	—	10,056	—	—	10,056
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(640)	—	(640)
Net income	—	—	—	—	22,592	22,592
Balances at March 31, 2026	76,689,460	$21	$1,045,877	$(665)	$(439,546)	$605,687
Issuance of Class A ordinary shares under incentive award plans	1,290,214	—	12,109	—	—	12,109
Share-based compensation expense	—	—	11,636	—	—	11,636
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(715)	—	(715)
Net income	—	—	—	—	25,432	25,432
Balances at June 30, 2026	77,979,674	$21	$1,069,622	$(1,380)	$(414,114)	$654,149

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	72,516,059	$20	$959,722	$(163)	$(521,143)	$438,436
Issuance of Class A ordinary shares under incentive award plans	281,273	—	2,768	—	—	2,768
Share-based compensation expense	—	—	7,748	—	—	7,748
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(2)	—	(2)
Net income	—	—	—	—	8,539	8,539
Balances at March 31, 2025	72,797,332	$20	$970,238	$(165)	$(512,604)	$457,489
Issuance of Class A ordinary shares under incentive award plans	1,235,031	1	10,697	—	—	10,698
Share-based compensation expense	—	—	8,876	—	—	8,876
Unrealized gain on short-term investments and currency translation adjustments, net of tax	—	—	—	112	—	112
Net income	—	—	—	—	17,832	17,832
Balances at June 30, 2025	74,032,363	$21	$989,811	$(53)	$(494,772)	$495,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$48,024	$26,371
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	940	703
Share-based compensation expense	21,692	16,624
Non-cash lease expense	2,005	1,759
Net amortization of premiums and accretion of discounts on short-term investments	1,395	(589)
Net gain on disposal of property and equipment	(32)	(24)
Deferred income taxes	7,184	5,637
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,523)	(12,195)
Accounts receivable, net	(7,896)	9,814
Inventory	(16,035)	(21,817)
Other long-term assets	374	1,975
Accounts payable	10,267	6,992
Accrued expenses, accrued collaboration expenses and other current liabilities	20,744	9,502
Operating lease liabilities	(1,151)	(1,777)
Other long-term liabilities	15,406	7,439
Net cash provided by operating activities	97,394	50,414
Cash flows from investing activities:
Purchases of property and equipment	(824)	(264)
Purchases of short-term investments	(287,031)	(129,793)
Proceeds from the maturities of short-term investments	182,359	74,633
Net cash used in investing activities	(105,496)	(55,424)
Cash flows from financing activities:
Proceeds from issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	23,967	15,925
Payments in connection with ordinary shares tendered for employee tax obligations	(5,784)	(2,459)
Net cash provided by financing activities	18,183	13,466
Net increase in cash and cash equivalents	10,081	8,456
Cash and cash equivalents at beginning of period	165,596	183,581
Cash and cash equivalents at end of period	$175,677	$192,037

Supplemental information:
Cash paid for income taxes	$9	$3,009

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$551	$1,687
Additions to property and equipment included in accrued expenses and other liabilities	199	338

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K and updated, as necessary, in this report. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of its operations for the three and six months ended June 30, 2026 and 2025, the changes in its shareholders’ equity for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period.

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

	Fair Value Measurements
	as of June 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$71,484	$—	$—	$71,484
Cash equivalents — U.S. Treasury Securities	—	1,688	—	1,688
Short-term investments — U.S. Treasury Securities	—	350,251	—	350,251
	$71,484	$351,939	$—	$423,423

	Fair Value Measurements
	as of December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$77,291	$—	$—	$77,291
Short-term investments — U.S. Treasury Securities	—	248,478	—	248,478
	$77,291	$248,478	$—	$325,769

During the six months ended June 30, 2026 and the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of June 30, 2026 and December 31, 2025 included U.S. Treasury Securities, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

The contractual maturities of short-term investments were as follows:

	June 30,	December 31,
	2026	2025
Maturities within one year	$184,351	$179,577
Maturities after one year through five years	165,900	68,901
Total	$350,251	$248,478

The following tables summarize short-term investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
June 30, 2026
Cash Equivalents - U.S. Treasury Securities	$1,688	$—	$—	$—	$1,688
Short-term investments — U.S. Treasury Securities	351,631	—	(1,380)	—	350,251
	$353,319	$—	$(1,380)	$—	$351,939

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2025
Short-term investments — U.S. Treasury Securities	$248,354	$125	$(1)	$—	$248,478
	$248,354	$125	$(1)	$—	$248,478

As of June 30, 2026, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the six months ended June 30, 2026 or 2025.

3.           Product Revenue, Net

The Company derives substantially all of its product revenue, net from sales of ARCALYST in the United States, which was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product revenue, net	$243,600	$156,797	$457,866	$294,582

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2026:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2025	$4,559	$11,883	$3,124	$19,566
Current provisions relating to sales in the current year	19,469	17,395	1,012	37,876
Adjustments relating to prior years	(8)	(1,463)	(793)	(2,264)
Payments/returns relating to sales in the current year	(18,228)	(7,205)	—	(25,433)
Payments/returns relating to sales in the prior years	(4,551)	(7,522)	(131)	(12,204)
Balance at June 30, 2026	$1,241	$13,088	$3,212	$17,541

Total revenue-related reserves as of June 30, 2026 and December 31, 2025, included in the Company’s condensed consolidated balance sheets, are summarized as follows:

	June 30,	December 31,
	2026	2025
Components of accounts receivable	$(1,160)	$(831)
Components of other current liabilities	18,701	20,397
Total revenue-related reserves	$17,541	$19,566

Substantially all of the Company’s trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider.

4.           Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$12,736	$9,968
Semi-finished goods	34,196	29,399
Finished goods	29,025	20,555
Total inventory	$75,957	$59,922
Balance Sheet Classification:
Inventory	$70,930	$54,895
Other long-term assets	5,027	5,027
Total inventory	$75,957	$59,922

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2026	2025
Furniture, fixtures and vehicles	$177	$177
Computer hardware and software	96	96
Leasehold improvements	4,833	4,639
Lab equipment	4,256	4,006
Construction in progress	752	255
Total property and equipment	10,114	9,173
Less: Accumulated depreciation	(7,539)	(7,230)
Total property and equipment, net	$2,575	$1,943

Depreciation expense was $165 and $13 during the three months ended June 30, 2026 and 2025, respectively and $309 and $48 during the six months ended June 30, 2026 and 2025, respectively.

6.           Intangible Assets

Intangible assets, net of accumulated amortization as of June 30, 2026 and December 31, 2025 are summarized in the following table.

		As of June 30, 2026			As of December 31, 2025
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$5,250	$14,750	$20,000	$4,750	$15,250

Amortization expense was $250 during the three months ended June 30, 2026 and 2025 and $500 during the six months ended June 30, 2026 and 2025.

7.           Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued employee compensation and benefits	$20,288	$21,437
Accrued inventory and manufacturing	2,276	8,008
Accrued research and development expenses	13,130	6,629
Accrued legal, commercial and professional fees	10,460	5,348
Other	576	598
	$46,730	$42,020

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

2015 Plan

As of June 30, 2026, there were 77,296 Class A ordinary shares reserved for issuance pursuant to outstanding awards under the 2015 Plan that were granted prior to the effectiveness of the 2018 Plan.

2018 Plan

The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”), PSUs (as defined below) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2026, increased by 3,051,742 Class A ordinary shares. As of June 30, 2026, 7,845,077 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2025, the Company’s board of directors approved an increase, as of January 1, 2026, of 110,000 Class A ordinary shares under the 2018 ESPP. As of June 30, 2026, 765,514 Class A ordinary shares were available for future issuance under the 2018 ESPP.

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

The following table summarizes RSU and PSU activity for the six months ended June 30, 2026:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested as of December 31, 2025	2,074,095	$23.09	415,307	$27.25
Granted	358,019	$47.60	184,771	$59.39
Vested	(358,289)	$17.14	—	$—
Forfeited	(220,211)	$25.34	(19,308)	$27.64
Unvested as of June 30, 2026	1,853,614	$28.71	580,770	$37.46

The following table summarizes share options and PSO activity for the six months ended June 30, 2026:

	Options		PSOs
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding as of December 31, 2025	9,420,208	$18.61	299,706	$28.50
Granted	704,571	$47.85	20,387	$44.19
Exercised	(1,413,200)	$16.35	—	$—
Forfeited	(221,833)	$26.63	(30,920)	$27.64
Outstanding as of June 30, 2026	8,489,746	$21.20	289,173	$29.70
Share options exercisable as of June 30, 2026	5,582,824	$16.26	—	$—
Share options vested and expected to vest as of June 30, 2026	8,489,746	$21.20	289,173	$29.70

As of June 30, 2026, total unrecognized compensation cost related to RSUs, Revenue PSUs, TSR PSUs, and share options was $122,664 which is expected to be recognized over a weighted average remaining period of 2.41 years. As of June 30, 2026, total unrecognized compensation cost related to outstanding Development PSUs and PSOs was $9,506 which will be recognized when the applicable milestones are deemed probable of achievement through the date the awards vest with a cumulative catch-up.

Share-Based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of goods sold	$594	$566	$1,112	$995
Research and development expenses	2,502	1,717	4,131	3,219
Selling, general and administrative expenses	8,540	6,593	16,449	12,410
	$11,636	$8,876	$21,692	$16,624

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

Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $570,000 remain as of June 30, 2026. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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

The Company did not recognize any collaboration revenue under the Genentech License Agreement during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, the Company had recognized the entire transaction price under the Genentech License Agreement as revenue.

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

Under the Huadong Collaboration Agreement, the Company received a total upfront cash payment of $12,000 for the Huadong Territory license of ARCALYST. In 2024, following the achievement of a regulatory milestone under the Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20,000 to the Company. The Company will be eligible to receive up to approximately $50,000 in contingent sales-based milestone payments for ARCALYST, all of which remain outstanding as of June 30, 2026. Huadong will also be obligated to pay the Company tiered percentage royalties ranging from the low-to-mid teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on ARCALYST on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of the Company’s patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory.

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

The Company did not recognize any revenue under the Huadong Collaboration Agreement during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, $31,811 of the transaction price is recorded in non-current deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes the Company’s contract liabilities in connection with license and collaboration agreements for the six months ended June 30, 2026:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Six Months Ended June 30, 2026
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

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three months ended June 30, 2026 and 2025, the Company recognized $88,049 and $52,389 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses. For the six months ended June 30, 2026 and 2025, the Company recognized $163,626 and $96,164 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses.

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product. The supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three and six months ended June 30, 2026 and 2025, the Company did not incur any research and development expense related to the purchase of drug materials under the supply agreement. As of June 30, 2026 and December 31, 2025, the Company recorded inventory of $34,759 and $29,071 respectively, related to the purchase of commercial product under the supply agreement. As of June 30, 2026, the Company had non-cancelable purchase commitments under the supply agreement (see Note 13).

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

Other Agreements

In addition to the license and acquisition agreement discussed above, the Company has license and acquisition agreements that are not individually significant to its operating results or financial condition at this time. Pursuant to the terms of those agreements, the Company may incur potential future development, regulatory and commercial milestone payments, royalty payments on future product sales and annual maintenance fees.

During the three and six months ended June 30, 2026, the Company recorded expenses of $6,520 in our condensed consolidated statements of income related to other research and discovery related arrangements. During the three and six months ended June 30, 2025, the Company recorded $30 and $44 respectively, of expenses in our condensed consolidated statements of income related to other research and discovery related arrangements.

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

Basic and diluted net income attributable to ordinary shareholders was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to ordinary shareholders	$25,432	$17,832	$48,024	$26,371
Denominator:
Weighted average ordinary shares outstanding—basic	77,577,675	73,438,530	77,050,036	73,041,920
Effect of dilutive securities
Options to purchase ordinary shares	4,576,481	3,504,516	4,585,743	3,105,795
Unvested RSUs	1,044,790	924,675	1,087,832	780,562
Unvested PSUs	199,105	74,362	179,293	56,116
Weighted average ordinary shares outstanding—diluted	83,398,051	77,942,082	82,902,904	76,984,393

Basic net income per share	$0.33	$0.24	$0.62	$0.36
Diluted net income per share	$0.30	$0.23	$0.58	$0.34

For the three and six months ended June 30, 2026 and 2025, diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of ordinary shares for unvested RSUs and PSUs for which the market or performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee share options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s ordinary shares at the average market price during the period.

The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted EPS attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Share options to purchase ordinary shares	883,520	3,026,168	1,485,845	3,804,284
Unvested RSUs	32,004	62,701	324,259	512,753
Total anti-dilutive shares	915,524	3,088,869	1,810,104	4,317,037

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

The Company recorded an income tax provision of $5,713 and $15,802 for the three and six months ended June 30, 2026, respectively. The provision for income taxes was driven primarily by income earned in Switzerland, UK and United States as well as uncertain tax positions offset in part by tax benefits related to share-based compensation, and United States federal and state research and development credits (“R&D Credits”).

The Company recorded an income tax provision of $5,045 and $12,071 for the three and six months ended June 30, 2025, respectively. The provision for income taxes was driven primarily by income earned in Switzerland, UK and United States as well as uncertain tax positions offset in part by tax benefits from Foreign Derived Intangible Income (“FDII”) deduction and United States federal and state R&D Credits.

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

Manufacturing Commitments

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product (see Note 10). In June 2024, the Company entered into a Master Services Agreement and a Product Specific Agreement with Samsung Biologics Co., Ltd. as part of its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several contract development and manufacturing organizations to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of June 30, 2026, the Company had committed to minimum purchase commitments under all of these agreements totaling $205,826, of which $118,532 is due within one year.

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

Performance Cash Awards

Beginning in the second quarter of 2025, the Company began granting cash awards (“Performance Cash Awards”) to certain eligible employees pursuant to the 2018 Plan, which were eligible to be received upon the achievement of certain specified development and regulatory milestones and that are subject to earnout percentages based upon the date of applicable milestone achievement. As of June 30, 2026, the Company estimates the future cash payments under such Performance Cash Awards to be $24,852 if the milestones are achieved at target. The Performance Cash Awards will be recognized when the applicable milestones are deemed probable of achievement with a cumulative catch-up and recognized over the remaining term. The Company has not deemed any of the Performance Cash Award development or regulatory milestones as probable as of June 30, 2026, and no expense has been recognized related to such awards.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 or December 31, 2025.

Legal Proceedings

The Company is not party to any material litigation and does not have contingency reserves established for any litigation liabilities.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$243,600	$156,797	$457,866	$294,582
License and collaboration revenue	-	-	-	-
Total revenue	243,600	156,797	457,866	294,582
Operating expenses:
Cost of goods sold	23,572	18,603	44,368	36,471
Collaboration expenses	88,069	52,418	163,646	96,208
Direct research and development expenses by program:
ARCALYST	332	171	673	526
KPL-387	21,442	8,485	37,594	13,663
KPL-1161	766	370	1,721	470
Abiprubart	176	635	229	5,002
Unallocated research and development expenses	18,183	9,092	28,157	18,417
Selling, general and administrative	63,866	46,863	125,017	90,393
Total operating expenses	216,406	136,637	401,405	261,150
Other income, net (1)	3,951	2,717	7,365	5,010
Income before income taxes	31,145	22,877	63,826	38,442
Provision for income taxes	(5,713)	(5,045)	(15,802)	(12,071)
Net income	$25,432	$17,832	$48,024	$26,371

Other significant noncash items:
Share-based compensation expense	$11,636	$8,876	$21,692	$16,624
Non-cash lease expense	1,011	924	2,005	1,759
Deferred income taxes	2,661	2,644	7,184	5,637

(1)Includes interest income of $3,951 and $7,365 for the three and six months ended June 30, 2026, respectively. Includes interest income of $2,731 and $5,021 for the three and six months ended June 30, 2025, respectively.

The following table presents total revenue by geographic region of the customer for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
United States	$243,116	$156,506	$457,184	$294,102
United Kingdom	484	291	682	480
Total revenue	$243,600	$156,797	$457,866	$294,582

The following table presents property and equipment, net by geographic region (in thousands):

	June 30,	December 31,
	2026	2025
Property and equipment, net
United States	$1,414	$1,608
United Kingdom	110	76
Rest of world	1,051	259
Total property and equipment, net	$2,575	$1,943

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, and our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in the Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the risks identified in Part I, Item 1A of the Annual Report, as updated by any information appearing in Part II, Item 1A of any of our subsequent Quarterly Reports on Form 10-Q (including this Quarterly Report), and our other filings with the Securities and Exchange Commission (the “SEC”) our actual results could differ materially from the results, performance or achievements expressed in or implied by these forward-looking statements.

Overview

We are a biopharmaceutical company developing and commercializing novel therapies for diseases with unmet need, with a focus on cardiovascular indications. Our portfolio of assets is based on strong biologic rationale or validated mechanisms and offers the potential for differentiation.

ARCALYST is an interleukin-1α (“IL-1α”) and interleukin-1β (“IL-1β”) cytokine trap. In 2017, we licensed ARCALYST from Regeneron, which discovered and initially developed the drug. Our exclusive license to ARCALYST from Regeneron includes worldwide rights, excluding the Middle East and North Africa, for all applications other than those in oncology and local administration to the eye or ear. We received FDA approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older in March 2021. Recurrent pericarditis is a painful inflammatory cardiovascular disease with an estimated United States prevalent population of approximately 40,000 patients seeking and receiving medical treatment. ARCALYST is also approved in the United States for the treatment of Cryopyrin-Associated Periodic Syndromes (“CAPS”), including Familial Cold Autoinflammatory Syndrome and Muckle-Wells Syndrome in adults and children 12 years and older, and the maintenance of remission in Deficiency of Interleukin-1 Receptor Antagonist (“DIRA”) in adults and children weighing 10 kg or more. ARCALYST is commercially available across the United States through a select network of specialty pharmacies. We are responsible for sales and distribution of ARCALYST in all approved indications in the United States, and evenly split profits on sales, as well as third party proceeds, with Regeneron. In 2022, we granted Hangzhou Zhongmei Huadong Pharmaceutical Co., Ltd. (“Huadong”) exclusive rights to develop and commercialize ARCALYST in the Huadong Territory (as defined below). In 2023, Regeneron initiated a technology transfer of the manufacturing process for ARCALYST drug substance, and in June 2026 the FDA approved Samsung Biologics Co., Ltd. (“Samsung”) as our replacement contract development and manufacturing organization (“CDMO”). In December 2024, we initiated a collaborative study agreement with The Mayo Clinic (together with Johns Hopkins University) to investigate the effects of ARCALYST in the treatment of cardiac sarcoidosis.

KPL-387 is an investigational, fully human immunoglobulin G2 monoclonal antibody that binds human interleukin-1 receptor 1 (“IL-1R1”), inhibiting IL-1α- and IL-1β-mediated signaling. KPL-387 is an independently developed asset that we believe may expand the recurrent pericarditis market and provide an additional treatment option for patients, with the potential to add the convenience of monthly subcutaneous self-administration with a liquid formulation. In July 2026, we announced that the pivotal Phase 3 trial of KPL-387 in recurrent pericarditis, PASTORALE, had begun enrolling and dosing patients, supported by Phase 2 data at the 300 mg subcutaneous monthly dose level. In addition, we announced that we expect to begin commercializing KPL-387 in 2028 or 2029. We are also conducting a supplemental Phase 2 transition to KPL-387 monotherapy dosing and administration study to evaluate the efficacy and safety of dosing regimens used to transition patients from standard therapies to KPL-387 monotherapy. The FDA previously granted Orphan Drug Designation to KPL-387 for the treatment of pericarditis.

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

Under the Huadong Collaboration Agreement, we received a total upfront cash payment of $12.0 million for the Huadong Territory license of ARCALYST. In the fourth quarter of 2024, following the achievement of a regulatory milestone under the Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20.0 million, which was received in the first quarter of 2025. In addition, we will be eligible to receive additional contingent sales-based milestones payments related to ARCALYST. Huadong will also be obligated to pay us tiered percentage royalties on ARCALYST ranging from the low-to-mid teens on annual net sales in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory. We have recognized $0.2 million of revenue of the $32.0 million transaction price under the Huadong Collaboration Agreement as of June 30, 2026, and will recognize the remaining revenue as materials are shipped.

In the third quarter of 2022, we entered into a license agreement (the “Genentech License Agreement”) with Genentech, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”).

Under the Genentech License Agreement, we will be eligible to receive up to a total of approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $570.0 million remains as of June 30, 2026. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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

Income taxes

Our income is subject to the enacted United Kingdom statutory corporate tax rate. Our wholly owned United States subsidiaries, including Kiniksa Pharmaceuticals Corp. (“Kiniksa US”), are subject to federal and state income taxes in the United States. Our wholly owned subsidiary Kiniksa Pharmaceuticals (UK), Ltd. (“Kiniksa UK”), its Swiss branch office, and Kiniksa UK’s wholly owned subsidiaries, including Kiniksa Pharmaceuticals, GmbH (“Kiniksa Switzerland”) are subject to taxation in their respective countries.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The tax provisions of the legislation did not have a material impact on our operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
Revenue:
Product revenue, net	$243,600	$156,797	$86,803
License and collaboration revenue	—	—	—
Total revenue	243,600	156,797	86,803
Costs and Operating expenses:
Cost of goods sold	23,572	18,603	4,969
Collaboration expenses	88,069	52,418	35,651
Research and development	40,899	18,753	22,146
Selling, general and administrative	63,866	46,863	17,003
Total operating expenses	216,406	136,637	79,769
Income from operations	27,194	20,160	7,034
Other income, net	3,951	2,717	1,234
Income before income taxes	31,145	22,877	8,268
Provision for income taxes	(5,713)	(5,045)	(668)
Net income	$25,432	$17,832	$7,600

Product revenue, net

We recognized net revenue from the sale of ARCALYST of $243.6 million for the three months ended June 30, 2026, compared to $156.8 million for the three months ended June 30, 2025, an increase of $86.8 million. The increase in product revenue was driven primarily by an increase in patients on therapy.

Cost of goods sold

We recognized cost of goods sold of $23.6 million for the three months ended June 30, 2026, compared to $18.6 million for the three months ended June 30, 2025, an increase of $5.0 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST partially offset by favorable production variances.

Collaboration expenses

Collaboration expenses were $88.1 million for the three months ended June 30, 2026, compared to $52.4 million for the three months ended June 30, 2025, an increase of $35.7 million. The increase in collaboration expenses relates primarily to increased revenue from sales of ARCALYST.

Research and development expenses

	Three Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
Direct research and development expenses by program:
ARCALYST	$332	$171	$161
KPL-387	21,442	8,485	12,957
KPL-1161	766	370	396
Abiprubart	176	635	(459)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	7,480	5,723	1,757
Other	10,703	3,369	7,334
Total research and development expenses	$40,899	$18,753	$22,146

Research and development expenses were $40.9 million for the three months ended June 30, 2026, compared to $18.8 million for the three months ended June 30, 2025, an increase of $22.1 million.

Direct costs for our KPL-387 program were $21.4 million during the three months ended June 30, 2026, compared to $8.5 million during the three months ended June 30, 2025. The increase in expenses incurred primarily related to the enrollment and continuation of our Phase 2/3 clinical trial in recurrent pericarditis and the start of the supplemental Phase 2 transition to KPL-387 monotherapy dosing and administration study during the three months ended June 30, 2026, as compared to the Phase 1 clinical trial in normal healthy volunteers and the start-up of our Phase 2/3 clinical trial during the three months ended June 30, 2025.

Direct costs for our KPL-1161 program were $0.8 million for the three months ended June 30, 2026, compared to $0.4 million during the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, expenses incurred primarily related to pre-clinical development.

Unallocated research and development expenses were $18.2 million and $9.1 million for the three months ended June 30, 2026 and June 30, 2025, respectively. The increase was primarily related to an increase in pre-clinical development expenses of $6.7 million during the three months ended June 30, 2026. Personnel-related costs for the three months ended June 30, 2026 and 2025 included share-based compensation of $2.5 million and $1.7 million, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses were $63.9 million for the three months ended June 30, 2026, compared to $46.9 million for the three months ended June 30, 2025. The increase of $17.0 million was primarily due to an increase of $9.6 million in personnel-related costs largely attributable to an increase in headcount and an increase in sales and marketing expenses of $4.8 million largely attributable to increased promotional activities, including our direct-to-consumer advertising campaign. Personnel-related costs for the three months ended June 30, 2026 and 2025 included share-based compensation of $8.5 million and $6.6 million, respectively.

Other income, net

Other income, net was $4.0 million and $2.7 million for the three months ended June 30, 2026 and June 30, 2025, respectively. The year-over-year increase was driven primarily by higher interest income generated by increased average holdings of cash, cash equivalents, and short-term investments.

Provision for income taxes

We recorded an income tax provision of $5.7 million and $5.0 million for the three months ended June 30, 2026 and June 30, 2025, respectively. The provision for income taxes was driven primarily by income earned in Switzerland, UK and the United States as well as uncertain tax positions offset in part by tax benefits related to share-based compensation, United States federal and state research and development credits (“R&D Credits”) and Foreign Derived Intangible Income (“FDII”) deduction. The increase in the provision for income taxes was driven primarily by an increase in taxable income partially offset by an increase in the tax benefits related to share-based compensation.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
Revenue:
Product revenue, net	$457,866	$294,582	$163,284
License and collaboration revenue	—	—	—
Total revenue	457,866	294,582	163,284
Operating expenses:
Cost of goods sold	44,368	36,471	7,897
Collaboration expenses	163,646	96,208	67,438
Research and development	68,374	38,078	30,296
Selling, general and administrative	125,017	90,393	34,624
Total operating expenses	401,405	261,150	140,255
Income from operations	56,461	33,432	23,029
Other income, net	7,365	5,010	2,355
Income before income taxes	63,826	38,442	25,384
Provision for income taxes	(15,802)	(12,071)	(3,731)
Net income	$48,024	$26,371	$21,653

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $457.9 million for the six months ended June 30, 2026, compared to $294.6 million for the six months ended June 30, 2025, an increase of $163.3 million. The increase in product revenue was primarily driven by an increase in patients on therapy.

Cost of Goods Sold

We recognized cost of goods sold of $44.4 million for the six months ended June 30, 2026, compared to $36.5 million for the six months ended June 30, 2025, an increase of $7.9 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST partially offset by favorable production variances.

Collaboration Expenses

Collaboration expenses were $163.6 million for the six months ended June 30, 2026, compared to $96.2 million for the six months ended June 30, 2025, an increase of $67.4 million. The increase in collaboration expenses relates primarily to increased revenue from sales of ARCALYST.

Research and Development Expenses

	Six Months Ended
	June 30,
	2026	2025	Change

	(in thousands)
Direct research and development expenses by program:
ARCALYST	$673	$526	$147
KPL-387	37,594	13,663	23,931
KPL-1161	1,721	470	1,251
Abiprubart	229	5,002	(4,773)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	13,413	11,646	1,767
Other	14,744	6,771	7,973
Total research and development expenses	$68,374	$38,078	$30,296

Research and development expenses were $68.4 million for the six months ended June 30, 2026, compared to $38.1 million for the six months ended June 30, 2025, an increase of $30.3 million.

Direct costs for our KPL-387 program were $37.6 million during the six months ended June 30, 2026, compared to $13.7 million during the six months ended June 30, 2025. The increase in expenses incurred primarily related to the enrollment and continuation of our Phase 2/3 clinical trial in recurrent pericarditis and the start of the supplemental Phase 2 transition to KPL-387 monotherapy dosing and administration study during the six months ended June 30, 2026, as compared to the Phase 1 clinical trial in normal healthy volunteers and the start-up of our Phase 2/3 clinical trial during the six months ended June 30, 2025.

Direct costs for our KPL-1161 program were $1.7 million for the six months ended June 30, 2026, compared to $0.5 million during the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, expenses incurred primarily related to pre-clinical development.

The direct costs for our abiprubart program were $0.2 million during the six months ended June 30, 2026, compared to $5.0 million during the six months ended June 30, 2025, a decrease of $4.8 million. For the six months ended June 30, 2025, expenses incurred primarily related to the close-out of our Phase 2b clinical trial in Sjögren’s Disease and $2.5 million of termination expenses associated with cancelled manufacturing agreements.

Unallocated research and development expenses were $28.2 million for the six months ended June 30, 2026, compared to $18.4 million for the six months ended June 30, 2025. The increase was primarily related to an increase in pre-clinical development expenses of $6.6 million during the six months ended June 30, 2026. Personnel-related costs for the six months ended June 30, 2026 and 2025 included share-based compensation of $4.1 million and $3.2 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $125.0 million for the six months ended June 30, 2026, compared to $90.4 million for the six months ended June 30, 2025. The increase of $34.6 million was primarily due to an increase of $20.4 million in personnel-related costs largely attributable to an increase in headcount and an increase in sales and marketing costs of $10.0 million largely attributable to promotional activities, including our direct-to-consumer advertising campaign. Personnel-related costs for the six months ended June 30, 2026 and 2025 included share-based compensation of $16.4 million and $12.4 million, respectively.

Provision for Income Taxes

We recorded an income tax provision of $15.8 million and $12.1 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The provision for income taxes was driven primarily by income earned in Switzerland, UK and the United States as well as uncertain tax positions offset in part by tax benefits related to share-based compensation, R&D Credits and FDII deduction. The increase in the provision for income taxes was driven primarily by an increase in taxable income partially offset by an increase in the tax benefits related to share-based compensation.

Liquidity and Capital Resources

As of June 30, 2026, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $525.9 million. Net income was $48.0 million and $26.4 million for the six months ended June 30, 2026 and 2025, respectively. We expect our cash balance and our expected cash inflows from operations to allow us to meet our current operating plan.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have committed to minimum payments to Regeneron of $51.0 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $9.6 million, $4.4 million of which are due within one year. We are also party to a Master Services Agreement and a Product Specific Agreement with Samsung related to the manufacture of ARCALYST drug substance. Our commitments under such agreements, which includes the purchase of raw materials and related service fees, obligates us to minimum payments of $140.4 million, $53.1 million of which are due within one year. We have additionally entered into agreements with several CDMOs to provide us with preclinical and clinical trial materials for our non-ARCALYST assets, which obligate us to minimum payments of $14.5 million all of which are due within one year. We have long-term incentive plans for our employees that may result in cash award payments of $24.9 million, based upon the achievement of certain regulatory milestones, none of which are expected to be achieved in the next year.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$97,394	$50,414
Net cash used in investing activities	(105,496)	(55,424)
Net cash provided by financing activities	18,183	13,466
Net increase in cash and cash equivalents	$10,081	$8,456

Operating Activities

Net cash provided by operations was $97.4 million and $50.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase in cash provided by operating activities is primarily due to an increase in net contribution from higher ARCALYST sales.

Investing Activities

Net cash used in investing activities was $105.5 million and $55.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase in net cash used in investing activities was driven by managing our cash and short-term investment portfolio mix as we deployed higher levels of cash into Treasury Securities with longer-terms.

Financing Activities

During the six months ended June 30, 2026 and 2025, net cash provided by financing activities was $18.2 million and $13.5 million, respectively, consisting of proceeds from the exercise of share options offset by payments in connection with ordinary shares tendered for employee tax obligations.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements may be impacted by a number of factors, including those described in Part I, Item 1A of the Annual

Report, as updated by any information appearing in Part II, Item 1A of any of our subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the six months ended June 30, 2026 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of the Annual Report.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.Risk Factors.

In addition to the information discussed elsewhere in this Quarterly Report, you should carefully review and consider the risk factors disclosed in Part I, Item 1A of the Annual Report, as updated by any information appearing in Part II, Item 1A of any of our subsequent Quarterly Reports on Form 10-Q. These risks could materially and adversely affect our business, results of operations, financial condition and prospects. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties not currently known to us or that we deem immaterial also may impair our business, results of operations, financial condition and prospects.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1#	Employment Agreement, effective as of June 29, 2026, by and between Kiniksa Pharmaceuticals Corp. and Dhiraj Malkani					*

10.2#	Consulting Agreement, effective as of May 15, 2026, by and between Kiniksa Pharmaceuticals, GmbH and Eben Tessari					*

10.3	Deed of Waiver, dated as of May 21, 2026, by and among the Company and Baker Bros. Advisors LP	8-K	001-38492	10.1	5/26/26

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

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

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

Date: July 28, 2026	By:	/s/ Mark Ragosa
Mark Ragosa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)