Form 10-Q
period 2026-09-30
Kiniksa Pharmaceuticals International, plc
filed 2026-10-27
CIK 1730430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 23, 2026, there were 78,571,705 ordinary shares outstanding in aggregate, comprised of:

48,836,965 Class A ordinary shares, nominal value $0.000273235 per share

895,158 Class B ordinary shares, nominal value $0.000273235 per share

12,781,964 Class A1 ordinary shares, nominal value $0.000273235 per share

16,057,618 Class B1 ordinary shares, nominal value $0.000273235 per share

Kiniksa Pharmaceuticals International, plc

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report should be considered forward-looking statements, including statements regarding: our beliefs that KPL-387 may expand the recurrent pericarditis market and provide additional treatment options for patients; our beliefs about dosing and administration for our product candidates, including that KPL-387 has the potential for monthly subcutaneous self-administration in a liquid formulation and that KPL-1161 has the potential for quarterly subcutaneous dosing; our expectation to have data from our Phase 3 trial of KPL-387 in recurrent pericarditis in the second half of 2027; our expectation to begin commercializing KPL-387 in 2028 or 2029; our plan to initiate a Phase 1 first-in-human clinical trial of KPL-1161 by the end of 2026; our expectation that our cash balance and our expected cash inflows from operations will allow us to meet our current operating plan and that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months; statements regarding our expected near-term and long-term expenditures and revenue; and other similar statements.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “goal,” “design,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as updated by any information appearing in Part II, Item 1A of any of our subsequent Quarterly Reports on Form 10-Q.

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

Part I — Financial Information

Item 1. Financial Statements (unaudited)

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$81,660	$165,596
Short-term investments	487,098	248,478
Accounts receivable, net	30,779	15,594
Inventory	108,028	54,895
Prepaid expenses and other current assets	42,534	42,614
Total current assets	750,099	527,177
Property and equipment, net	2,464	1,943
Operating lease right-of-use assets	7,389	9,807
Other long-term assets	10,749	11,307
Intangible asset, net	14,500	15,250
Deferred tax assets	198,042	198,149
Total assets	$983,243	$763,633

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,109	$2,028
Accrued collaboration expenses	105,821	70,015
Accrued expenses	57,699	42,020
Operating lease liabilities	3,969	2,987
Other current liabilities	20,257	22,134
Total current liabilities	191,855	139,184
Non-current liabilities:
Non-current deferred revenue	31,811	31,811
Non-current operating lease liabilities	3,915	6,510
Other long-term liabilities	45,469	18,522
Total liabilities	273,050	196,027
Commitments and contingencies (Note 13)
Shareholders’ equity:
Class A ordinary shares, nominal value of $0.000273235 per share; 48,748,820 shares and 45,659,424 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	12	12
Class B ordinary shares, nominal value of $0.000273235 per share; 895,158 shares and 1,795,158 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Class A1 ordinary shares, nominal value of $0.000273235 per share; 12,781,964 shares issued and outstanding as of September 30, 2026 and December 31, 2025	4	4
Class B1 ordinary shares, $0.000273235 nominal value; 16,057,618 shares issued and outstanding as of September 30, 2026 and December 31, 2025	4	4
Additional paid-in capital	1,079,688	1,029,748
Accumulated other comprehensive loss	(2,747)	(25)
Accumulated deficit	(366,769)	(462,138)
Total shareholders’ equity	710,193	567,606
Total liabilities and shareholders’ equity	$983,243	$763,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$285,970	$180,855	$743,836	$475,437
License and collaboration revenue	—	—	—	—
Total revenue	285,970	180,855	743,836	475,437
Costs and operating expenses:
Cost of goods sold	27,759	20,257	72,127	56,728
Collaboration expenses	105,828	63,307	269,474	159,515
Research and development	32,786	24,166	101,160	62,244
Selling, general and administrative	65,361	49,104	190,378	139,497
Total operating expenses	231,734	156,834	633,139	417,984
Income from operations	54,236	24,021	110,697	57,453
Other income, net	4,821	3,136	12,186	8,146
Income before income taxes	59,057	27,157	122,883	65,599
Provision for income taxes	(11,712)	(8,722)	(27,514)	(20,793)
Net income	$47,345	$18,435	$95,369	$44,806
Net income per share attributable to ordinary shareholders—basic	$0.61	$0.25	$1.23	$0.61
Net income per share attributable to ordinary shareholders—diluted	$0.56	$0.23	$1.14	$0.57
Weighted average ordinary shares outstanding—basic	78,192,603	74,714,846	77,435,077	73,605,690
Weighted average ordinary shares outstanding—diluted	84,920,060	80,035,400	83,713,015	78,027,370
Comprehensive income
Net income	$47,345	$18,435	$95,369	$44,806
Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments and currency translation adjustments, net of tax	(1,367)	(102)	(2,722)	8
Total other comprehensive income (loss)	(1,367)	(102)	(2,722)	8
Total comprehensive income	$45,978	$18,333	$92,647	$44,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2025	76,294,164	$21	$1,029,748	$(25)	$(462,138)	$567,606
Issuance of Class A ordinary shares under incentive award plans, net of tax	395,296	—	6,073	—	—	6,073
Share-based compensation expense	—	—	10,056	—	—	10,056
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(640)	—	(640)
Net income	—	—	—	—	22,592	22,592
Balances at March 31, 2026	76,689,460	$21	$1,045,877	$(665)	$(439,546)	$605,687
Issuance of Class A ordinary shares under incentive award plans, net of tax	1,290,214	—	12,109	—	—	12,109
Share-based compensation expense	—	—	11,636	—	—	11,636
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(715)	—	(715)
Net income	—	—	—	—	25,432	25,432
Balances at June 30, 2026	77,979,674	$21	$1,069,622	$(1,380)	$(414,114)	$654,149
Issuance of Class A ordinary shares under incentive award plans, net of tax	503,886	—	(2,999)	—	—	(2,999)
Share-based compensation expense	—	—	13,065	—	—	13,065
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(1,367)	—	(1,367)
Net income	—	—	—	—	47,345	47,345
Balances at September 30, 2026	78,483,560	$21	$1,079,688	$(2,747)	$(366,769)	$710,193

	Ordinary Shares		Additional	Accumulated		Total
	(Class A, B, A1 and B1)		Paid-In	Other Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2024	72,516,059	$20	$959,722	$(163)	$(521,143)	$438,436
Issuance of Class A ordinary shares under incentive award plans, net of tax	281,273	—	2,768	—	—	2,768
Share-based compensation expense	—	—	7,748	—	—	7,748
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(2)	—	(2)
Net income	—	—	—	—	8,539	8,539
Balances at March 31, 2025	72,797,332	$20	$970,238	$(165)	$(512,604)	$457,489
Issuance of Class A ordinary shares under incentive award plans, net of tax	1,235,031	1	10,697	—	—	10,698
Share-based compensation expense	—	—	8,876	—	—	8,876
Unrealized gain on short-term investments and currency translation adjustments, net of tax	—	—	—	112	—	112
Net income	—	—	—	—	17,832	17,832
Balances at June 30, 2025	74,032,363	$21	$989,811	$(53)	$(494,772)	$495,007
Issuance of Class A ordinary shares under incentive award plans, net of tax	1,392,290	—	11,899	—	—	11,899
Share-based compensation expense	—	—	10,144	—	—	10,144
Unrealized loss on short-term investments and currency translation adjustments, net of tax	—	—	—	(102)	—	(102)
Net income	—	—	—	—	18,435	18,435
Balances at September 30, 2025	75,424,653	$21	$1,011,854	$(155)	$(476,337)	$535,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$95,369	$44,806
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expense	1,430	1,087
Share-based compensation expense	34,757	26,768
Non-cash lease expense	3,010	2,703
Net amortization of premiums and accretion of discounts on short-term investments	1,053	14
Net gain on disposal of property and equipment	(24)	(67)
Deferred income taxes	619	9,864
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	228	(10,165)
Accounts receivable, net	(15,185)	(10,018)
Inventory	(53,133)	(15,032)
Other long-term assets	394	1,832
Accounts payable	2,081	4,264
Accrued expenses, accrued collaboration expenses and other current liabilities	49,690	17,870
Operating lease liabilities	(2,205)	(2,537)
Other long-term liabilities	26,857	12,702
Net cash provided by operating activities	144,941	84,091
Cash flows from investing activities:
Purchases of property and equipment	(1,004)	(935)
Purchases of short-term investments	(457,156)	(275,953)
Proceeds from the maturities of short-term investments	214,100	158,709
Net cash used in investing activities	(244,060)	(118,179)
Cash flows from financing activities:
Proceeds from issuance of Class A ordinary shares under incentive award plans and employee share purchase plan	30,042	32,177
Payments in connection with ordinary shares tendered for employee tax obligations	(14,859)	(6,812)
Net cash provided by financing activities	15,183	25,365
Net decrease in cash and cash equivalents	(83,936)	(8,723)
Cash and cash equivalents at beginning of period	165,596	183,581
Cash and cash equivalents at end of period	$81,660	$174,858

Supplemental information:
Cash paid for income taxes	$9	$3,009

Supplemental disclosure of non-cash investing and financing activities:
Change in right-of-use asset as a result of new, modified, and terminated leases	$592	$2,400
Additions to property and equipment included in accrued expenses and other liabilities	91	287

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The accompanying unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The Company’s accounting policies are described in the Notes to Consolidated Financial Statements included in the Company’s 2025 Form 10-K and updated, as necessary, in this report. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026 and the results of its operations for the three and nine months ended September 30, 2026 and 2025, the changes in its shareholders’ equity for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends the accounting for internal-use software costs by removing references to software development project stages and requiring an entity to begin capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform its intended function. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The amendments may be applied prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.

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

	Fair Value Measurements
	as of September 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$20,679	$—	$—	$20,679
Cash equivalents — U.S. Treasury Securities	—	7,581	—	7,581
Short-term investments — U.S. Treasury Securities	—	487,098	—	487,098
	$20,679	$494,679	$—	$515,358

	Fair Value Measurements
	as of December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market funds	$77,291	$—	$—	$77,291
Short-term investments — U.S. Treasury Securities	—	248,478	—	248,478
	$77,291	$248,478	$—	$325,769

During the nine months ended September 30, 2026, and the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3. The money market funds were valued using quoted prices in active markets, which represent a Level 1 measurement in the fair value hierarchy. The Company’s cash equivalents and short-term investments as of September 30, 2026 and December 31, 2025, included U.S. Treasury Securities, which are not traded on a daily basis and, therefore, represent a Level 2 measurement in the fair value hierarchy at each period end.

The contractual maturities of short-term investments were as follows:

	September 30,	December 31,
	2026	2025
Maturities within one year	$262,549	$179,577
Maturities after one year through five years	224,549	68,901
Total	$487,098	$248,478

The following tables summarize short-term investments:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
September 30, 2026
Cash Equivalents - U.S. Treasury Securities	$7,581	$—	$—	$—	$7,581
Short-term investments — U.S. Treasury Securities	490,358	—	(3,260)	—	487,098
	$497,939	$—	$(3,260)	$—	$494,679

		Gross	Gross
	Amortized	Unrealized	Unrealized	Credit	Fair
	Cost	Gains	Losses	Losses	Value
December 31, 2025
Short-term investments — U.S. Treasury Securities	$248,354	$125	$(1)	$—	$248,478
	$248,354	$125	$(1)	$—	$248,478

As of September 30, 2026, the Company considers the unrealized losses in its investment portfolio to be temporary in nature and not due to credit losses. The Company has the ability to hold such investments until recovery of the fair value. The Company utilizes the specific identification method in computing realized gains and losses. The Company had no realized gains and losses on its available-for-sale securities for the nine months ended September 30, 2026 or 2025.

3.           Product Revenue, Net

The Company derives substantially all of its product revenue, net from sales of ARCALYST in the United States, which was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Product revenue, net	$285,970	$180,855	$743,836	$475,437

The following table summarizes balances and activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2026:

	Contractual	Government
	Adjustments	Rebates	Returns	Total
Balance at December 31, 2025	$4,559	$11,883	$3,124	$19,566
Current provisions relating to sales in the current year	28,011	27,686	1,405	57,102
Adjustments relating to prior years	(5)	(2,361)	(1,821)	(4,187)
Payments/returns relating to sales in the current year	(26,693)	(15,705)	—	(42,398)
Payments/returns relating to sales in the prior years	(4,554)	(7,517)	(130)	(12,201)
Balance at September 30, 2026	$1,318	$13,986	$2,578	$17,882

Total revenue-related reserves as of September 30, 2026 and December 31, 2025, included in the Company’s condensed consolidated balance sheets, are summarized as follows:

	September 30,	December 31,
	2026	2025
Components of accounts receivable	$(1,014)	$(831)
Components of other current liabilities	18,896	20,397
Total revenue-related reserves	$17,882	$19,566

Substantially all of the Company’s trade accounts receivable arise from product revenue in the United States due from the Company’s third party logistics provider.

4.           Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2026	2025
Raw materials	$15,272	$9,968
Semi-finished goods	76,249	29,399
Finished goods	21,132	20,555
Total inventory	$112,653	$59,922
Balance Sheet Classification:
Inventory	$108,028	$54,895
Other long-term assets	4,625	5,027
Total inventory	$112,653	$59,922

5.           Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2026	2025
Furniture, fixtures and vehicles	$177	$177
Computer hardware and software	96	96
Leasehold improvements	4,833	4,639
Lab equipment	4,561	4,006
Construction in progress	317	255
Total property and equipment	9,984	9,173
Less: Accumulated depreciation	(7,520)	(7,230)
Total property and equipment, net	$2,464	$1,943

Depreciation expense was $181 and $27 during the three months ended September 30, 2026 and 2025, respectively, and $490 and $75 during the nine months ended September 30, 2026 and 2025, respectively.

6.           Intangible Assets

Intangible assets, net of accumulated amortization as of September 30, 2026 and December 31, 2025, are summarized in the following table.

		As of September 30, 2026			As of December 31, 2025
	Estimated		Accumulated			Accumulated
	life	Cost	Amortization	Net	Cost	Amortization	Net
Regulatory milestone	20 years	$20,000	$5,500	$14,500	$20,000	$4,750	$15,250

Amortization expense was $250 during the three months ended September 30, 2026 and 2025, and $750 during the nine months ended September 30, 2026 and 2025.

7.           Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2026	2025
Accrued employee compensation and benefits	$26,592	$21,437
Accrued inventory and manufacturing	8,814	8,008
Accrued research and development expenses	12,805	6,629
Accrued legal, commercial and professional fees	9,046	5,348
Other	442	598
	$57,699	$42,020

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

2015 Plan

As of September 30, 2026, there were 77,247 Class A ordinary shares reserved for issuance pursuant to outstanding awards under the 2015 Plan that were granted prior to the effectiveness of the 2018 Plan.

2018 Plan

The 2018 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted shares, dividend equivalents, restricted share units (“RSUs”), PSUs (as defined below) and other share- or cash- based awards. Pursuant to the 2018 Plan’s evergreen provision, the number of shares available for future issuance under the 2018 Plan, as of January 1, 2026, increased by 3,051,742 Class A ordinary shares. As of September 30, 2026, 7,226,845 shares remained available for future grant under the 2018 Plan.

2018 ESPP

In December 2025, the Company’s board of directors approved an increase, as of January 1, 2026, of 110,000 Class A ordinary shares under the 2018 ESPP. As of September 30, 2026, 739,089 Class A ordinary shares were available for future issuance under the 2018 ESPP.

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

In addition, the Company from time to time grants performance-based restricted share units to certain eligible employees pursuant to the 2018 Plan that are earned based upon certain development and regulatory milestones (“Development PSUs” and, together with the Revenue PSUs and TSR PSUs, “PSUs”). The Company’s currently outstanding Development PSUs are subject to earnout percentages based upon the date of applicable milestone achievement.

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

The following table summarizes RSU and PSU activity for the nine months ended September 30, 2026:

	RSUs		PSUs
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested as of December 31, 2025	2,074,095	$23.09	415,307	$27.25
Granted	671,289	$61.76	192,130	$59.64
Vested	(681,567)	$19.73	—	$—
Forfeited	(316,972)	$27.49	(27,022)	$29.58
Unvested as of September 30, 2026	1,746,845	$38.46	580,415	$37.86

The following table summarizes share options and PSO activity for the nine months ended September 30, 2026:

	Options		PSOs
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding as of December 31, 2025	9,420,208	$18.61	299,706	$28.50
Granted	1,308,888	$61.23	32,882	$52.48
Exercised	(1,682,995)	$16.81	—	$—
Forfeited	(308,580)	$28.42	(43,402)	$29.68
Outstanding as of September 30, 2026	8,737,521	$24.99	289,186	$31.05
Share options exercisable as of September 30, 2026	5,739,415	$16.79	—	$—
Share options vested and expected to vest as of September 30, 2026	8,737,521	$24.99	289,186	$31.05

As of September 30, 2026, total unrecognized compensation cost related to RSUs, Revenue PSUs, TSR PSUs, and share options was $145,286, which is expected to be recognized over a weighted average remaining period of 2.5 years. As of September 30, 2026, total unrecognized compensation cost related to outstanding Development PSUs and PSOs was $10,147, which will be recognized when the applicable milestones are deemed probable of achievement through the date the awards vest with a cumulative catch-up.

Share-Based Compensation

Share-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of goods sold	$496	$551	$1,608	$1,546
Research and development expenses	3,033	1,691	7,164	4,910
Selling, general and administrative expenses	9,536	7,902	25,985	20,312
	$13,065	$10,144	$34,757	$26,768

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

Under the terms of the Genentech License Agreement, the Company is eligible to receive a total of approximately $600,000 in contingent payments, including specified development, regulatory and sales-based milestones, before fulfilling the Company’s upstream financial obligations, of which approximately $570,000 remain as of September 30, 2026. The Company will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling the Company’s upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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

The Company determined that all other variable considerations related to the future development and regulatory milestones are deemed fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company also determined that it could not assert that it was not probable that a significant reversal in the amount of cumulative revenue recognized would occur. The Company also determined that royalties and sales milestones relate solely to the license of intellectual property. Revenue related to these royalties and sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met, under the sales or usage-based royalty exception of Topic 606.

The Company did not recognize any collaboration revenue under the Genentech License Agreement during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, the Company had recognized the entire transaction price under the Genentech License Agreement as revenue.

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

Under the Huadong Collaboration Agreement, the Company received a total upfront cash payment of $12,000 for the Huadong Territory license of ARCALYST. In 2024, following the achievement of a regulatory milestone under the Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20,000 to the Company. The Company will be eligible to receive up to approximately $50,000 in contingent sales-based milestone payments for ARCALYST, all of which remain outstanding as of September 30, 2026. Huadong will also be obligated to pay the Company tiered percentage royalties ranging from the low-to-mid teens on annual net sales of ARCALYST in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on ARCALYST on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of the Company’s patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory.

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

The Company did not recognize any revenue under the Huadong Collaboration Agreement during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, $31,811 of the transaction price is recorded in non-current deferred revenue, based upon timing of anticipated future shipments.

The following table summarizes the Company’s contract liabilities in connection with license and collaboration agreements for the nine months ended September 30, 2026:

	Balance at		Revenue		Balance at End
	Beginning of Period	Additions	Recognized	Reclassification	of Period
Nine Months Ended September 30, 2026
Contract Liabilities:
Huadong ARCALYST	$31,811	$—	$—	$—	$31,811

10.           License and Acquisition Agreements

Regeneron License Agreement

In September 2017, the Company entered into a license agreement (the “Regeneron Agreement”) with Regeneron Pharmaceuticals, Inc. (“Regeneron”), pursuant to which the Company has been granted an exclusive license under certain intellectual property rights controlled by Regeneron to develop and commercialize ARCALYST worldwide, excluding the Middle East and North Africa, for all indications other than those in oncology and local administration to the eye or ear. Upon receiving positive data in RHAPSODY, the Company’s pivotal Phase 3 clinical trial of ARCALYST, Regeneron transferred the biologics license application (“BLA”) for ARCALYST to the Company. In March 2021, when the U.S. Food and Drug Administration (the “FDA”) granted approval of ARCALYST for the treatment of recurrent pericarditis and reduction in risk of recurrence in adults and children 12 years and older, the Company assumed the sales and distribution of ARCALYST for Cryopyrin-Associated Periodic Syndromes and Deficiency of Interleukin-1 Receptor Antagonist in the United States.

The Company evenly splits profits on sales of ARCALYST with Regeneron, where profits are determined after deducting from net sales of ARCALYST certain costs related to the manufacturing and commercialization of ARCALYST. Such costs include but are not limited to (i) the Company’s cost of goods sold for product used, sold or otherwise distributed for patient use by the Company; (ii) customary commercialization expenses, including the cost of the Company’s field force, and (iii) the Company’s cost to market, advertise and otherwise promote ARCALYST, with such costs identified in subsection (iii) subject to specified limits.  To the extent permitted in accordance with the Regeneron Agreement, the fully-burdened costs incurred by each of the Company and Regeneron in performing (or having performed) the technology transfer of the manufacturing process for ARCALYST drug substance will also be deducted from net sales of ARCALYST to determine profit. The Company also evenly splits with Regeneron any proceeds received by the Company from any licensees, sublicensees and distributors in consideration for the sale, license or other disposition of rights with respect to ARCALYST, including upfront payments, milestone payments and royalties. For the three months ended September 30, 2026 and 2025, the Company recognized $105,821 and $63,282 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses. For the nine months ended September 30, 2026 and 2025, the Company recognized $269,447 and $159,446 respectively, of expenses related to the profit sharing agreement presented within collaboration expenses.

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product. The supply agreement terminates upon the termination of the Regeneron Agreement or the date of completion of the transfer of technology related to the manufacture of ARCALYST. During the three and nine months ended September 30, 2026 and 2025, the Company did not incur any research and development expense related to the purchase of drug materials under the supply agreement. As of September 30, 2026 and December 31, 2025, the Company recorded inventory of $50,067 and $29,071, respectively, related to the purchase of commercial product under the supply agreement. As of September 30, 2026, the Company had non-cancelable purchase commitments under the supply agreement (see Note 13).

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

During the three and nine months ended September 30, 2026, the Company recorded expenses of $507 and $7,028 respectively, in its condensed consolidated statements of operations and comprehensive income related to other research and discovery related arrangements. During the three months ended September 30, 2025, the Company did not record any expenses related to other research and discovery related arrangements. During the nine months ended September 30, 2025, the Company recorded $44 of expenses in its condensed consolidated statements of operations and comprehensive income related to these arrangements.

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

Basic and diluted net income attributable to ordinary shareholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to ordinary shareholders	$47,345	$18,435	$95,369	$44,806
Denominator:
Weighted average ordinary shares outstanding—basic	78,192,603	74,714,846	77,435,077	73,605,690
Effect of dilutive securities
Options to purchase ordinary shares	5,307,505	4,135,876	4,911,764	3,489,094
Unvested RSUs	1,145,409	1,080,414	1,079,309	857,156
Unvested PSUs	274,543	104,264	286,865	75,430
Weighted average ordinary shares outstanding—diluted	84,920,060	80,035,400	83,713,015	78,027,370

Basic net income per share	$0.61	$0.25	$1.23	$0.61
Diluted net income per share	$0.56	$0.23	$1.14	$0.57

For the three and nine months ended September 30, 2026 and 2025, diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of ordinary shares for unvested RSUs and PSUs for which the market or performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee share options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s ordinary shares at the average market price during the period.

The Company excluded the following potential ordinary shares, presented based on amounts outstanding at each period end, from the computation of diluted earnings per share attributable to ordinary shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Share options to purchase ordinary shares	1,096,417	2,333,366	1,436,120	3,327,181
Unvested RSUs	283,741	462,422	591,978	935,314
Total anti-dilutive shares	1,380,158	2,795,788	2,028,098	4,262,495

PSUs and PSOs that are outstanding and contain performance-based or market-based vesting criteria for which the performance or market conditions have not been met are excluded from the presentation of ordinary share equivalents outstanding in the table above.

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

The Company recorded an income tax provision of $11,712 and $27,514 for the three and nine months ended September 30, 2026, respectively. The provision for income taxes was driven primarily by income earned in Switzerland, UK and the United States as well as uncertain tax positions offset in part by tax benefits related to share-based compensation, and United States federal and state research and development credits (“R&D Credits”).

The Company recorded an income tax provision of $8,722 and $20,793 for the three and nine months ended September 30, 2025, respectively. The provision for income taxes was driven primarily by income earned in Switzerland, UK and the United States as well as uncertain tax positions offset in part by tax benefits related to share-based compensation, United State federal and state R&D Credits, and the Foreign Derived Intangible Income (“FDII”) deduction.

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

Manufacturing Commitments

The Company has a supply agreement with Regeneron pursuant to which the Company may order both clinical and commercial product (see Note 10). In June 2024, the Company entered into a Master Services Agreement and a

Product Specific Agreement with Samsung Biologics Co., Ltd. as part of its technology transfer of the manufacturing process for ARCALYST drug substance. The Company has additionally entered into agreements with several contract development and manufacturing organizations to provide the Company with preclinical and clinical trial materials for its non-ARCALYST assets. As of September 30, 2026, the Company had committed to minimum purchase commitments under all of these agreements totaling $215,633, of which $77,628 is due within one year.

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

Performance Cash Awards

Beginning in the second quarter of 2025, the Company began granting cash awards (“Performance Cash Awards”) to certain eligible employees pursuant to the 2018 Plan, which were eligible to be received upon the achievement of certain specified development and regulatory milestones and that are subject to earnout percentages based upon the date of applicable milestone achievement. As of September 30, 2026, the Company estimates the future cash payments under such Performance Cash Awards to be $24,585 if the milestones are achieved at target. The Performance Cash Awards will be recognized when the applicable milestones are deemed probable of achievement with a cumulative catch-up and recognized over the remaining term. The Company has not deemed any of the Performance Cash Award development or regulatory milestones as probable as of September 30, 2026, and no expense has been recognized related to such awards.

Indemnification Agreements

The Company is not aware of any claims under indemnification arrangements that are expected to have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 or December 31, 2025.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$285,970	$180,855	$743,836	$475,437
License and collaboration revenue	-	-	-	-
Total revenue	285,970	180,855	743,836	475,437
Operating expenses:
Cost of goods sold	27,759	20,257	72,127	56,728
Collaboration expenses	105,828	63,307	269,474	159,515
Direct research and development expenses by program:
ARCALYST	176	269	849	795
KPL-387	17,250	11,380	54,844	25,043
KPL-1161	1,621	1,792	3,342	2,262
Abiprubart	77	708	306	5,710
Unallocated research and development expenses	13,662	10,017	41,819	28,434
Selling, general and administrative	65,361	49,104	190,378	139,497
Total operating expenses	231,734	156,834	633,139	417,984
Other income, net (1)	4,821	3,136	12,186	8,146
Income before income taxes	59,057	27,157	122,883	65,599
Provision for income taxes	(11,712)	(8,722)	(27,514)	(20,793)
Net income	$47,345	$18,435	$95,369	$44,806

Other significant noncash items:
Share-based compensation expense	$13,065	$10,144	$34,757	$26,768
Non-cash lease expense	1,005	944	3,010	2,703
Deferred income taxes	(6,565)	4,227	619	9,864

(1)Includes interest income of $4,990 and $12,355 for the three and nine months ended September 30, 2026, respectively. Includes interest income of $3,149 and $8,170 for the three and nine months ended September 30, 2025, respectively.

The following table presents total revenue by geographic region of the customer for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
United States	$285,727	$180,709	$742,911	$474,811
United Kingdom	243	146	925	626
Total revenue	$285,970	$180,855	$743,836	$475,437

The following table presents property and equipment, net by geographic region (in thousands):

	September 30,	December 31,
	2026	2025
Property and equipment, net
United States	$1,273	$1,608
United Kingdom	102	76
Rest of world	1,089	259
Total property and equipment, net	$2,464	$1,943

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

KPL-387 is an investigational, fully human immunoglobulin G2 monoclonal antibody that binds human interleukin-1 receptor 1 (“IL-1R1”), inhibiting IL-1α- and IL-1β-mediated signaling. KPL-387 is an independently developed asset that we believe may expand the recurrent pericarditis market and provide an additional treatment option for patients, with the potential to add the convenience of monthly subcutaneous self-administration with a liquid formulation. In July 2026, we announced that the pivotal Phase 3 trial of KPL-387 in recurrent pericarditis, PASTORALE, had begun enrolling and dosing patients, supported by Phase 2 data at the 300 mg subcutaneous monthly dose level. We expect data from such trial in the second half of 2027. In addition, we announced that we expect to begin commercializing KPL-387 in 2028 or 2029. We are also conducting a supplemental Phase 2 transition to KPL-387 monotherapy dosing and administration study to evaluate the efficacy and safety of dosing regimens used to transition patients from standard therapies to KPL-387 monotherapy. The FDA previously granted Orphan Drug Designation to KPL-387 for the treatment of pericarditis.

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

Abiprubart is an investigational monoclonal antibody inhibitor of CD40-CD154 costimulatory interaction, which we believe to be an attractive approach to address multiple autoimmune disease pathologies. We hold an exclusive worldwide license to abiprubart from Beth Israel Deaconess Medical Center, Inc. (“BIDMC”). In February 2025, we announced our plans to discontinue development of abiprubart in Sjögren's Disease and to explore strategic alternatives for the asset.

In addition to the above, our pipeline includes a number of unannounced pre-clinical assets, each of which holds the potential to impact the lives of patients in need.

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

In February 2022, we entered into a collaboration and license agreement (the “Huadong Collaboration Agreement”) with Huadong, pursuant to which we granted Huadong exclusive rights to develop and commercialize ARCALYST in a specified territory, which currently includes the following countries: People’s Republic of China, Hong Kong SAR, Macao SAR, Taiwan Region, Indonesia, The Philippines, Thailand, Bangladesh, Bhutan, Brunei, Burma, Cambodia, India, Laos, Malaysia, Maldives, Mongolia, Nepal, New Zealand, Sri Lanka, and Vietnam (collectively, the “Huadong Territory”).

Under the Huadong Collaboration Agreement, we received a total upfront cash payment of $12.0 million for the Huadong Territory license of ARCALYST. In the fourth quarter of 2024, following the achievement of a regulatory milestone under the Huadong Collaboration Agreement, Huadong became obligated to make an additional cash payment of $20.0 million, which was received in the first quarter of 2025. In addition, we will be eligible to receive additional contingent sales-based milestones payments related to ARCALYST. Huadong will also be obligated to pay us tiered percentage royalties on ARCALYST ranging from the low-to-mid teens on annual net sales in the Huadong Territory, subject to certain reductions tied to ARCALYST manufacturing costs and certain other customary reductions, with an aggregate minimum floor. Royalties will be payable on a country-by-country or region-by-region basis until the later of (i) 12 years after the first commercial sale of ARCALYST in such country or region in the Huadong Territory, (ii) the date of expiration of the last valid patent claim of our patent rights or any joint collaboration patent rights that covers ARCALYST in such country or region in the Huadong Territory, and (iii) the expiration of the last regulatory exclusivity for ARCALYST in such country or region in the Huadong Territory. We have recognized $0.2 million of revenue of the $32.0 million transaction price under the Huadong Collaboration Agreement as of September 30, 2026, and will recognize the remaining revenue as materials are shipped.

In the third quarter of 2022, we entered into a license agreement (the “Genentech License Agreement”) with Genentech, pursuant to which we granted Genentech exclusive worldwide rights to develop and commercialize vixarelimab and related antibodies (each, a “Genentech Licensed Product”).

Under the Genentech License Agreement, we will be eligible to receive up to a total of approximately $600.0 million in contingent payments, including specified development, regulatory and sales-based milestones, of which approximately $570.0 million remains as of September 30, 2026. We will also be eligible to receive tiered percentage royalties on a Genentech Licensed Product-by-Genentech Licensed Product basis ranging from low-double digits to mid-teens on annual net sales of each Genentech Licensed Product, subject to certain customary reductions, with an aggregate minimum floor, before fulfilling our upstream financial obligations. Royalties will be payable on a Genentech Licensed Product-by-Genentech Licensed Product and country-by-country basis until the latest to occur of the expiration of certain patents that cover a Genentech Licensed Product, the expiration of regulatory exclusivity for such Genentech Licensed Product, or the tenth anniversary of first commercial sale of such Genentech Licensed Product in such country.

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

On July 4, 2025, new U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The tax provisions of the legislation did not have a material impact on our operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025	Change

	(in thousands)
Revenue:
Product revenue, net	$285,970	$180,855	$105,115
License and collaboration revenue	—	—	—
Total revenue	285,970	180,855	105,115
Costs and Operating expenses:
Cost of goods sold	27,759	20,257	7,502
Collaboration expenses	105,828	63,307	42,521
Research and development	32,786	24,166	8,620
Selling, general and administrative	65,361	49,104	16,257
Total operating expenses	231,734	156,834	74,900
Income from operations	54,236	24,021	30,215
Other income, net	4,821	3,136	1,685
Income before income taxes	59,057	27,157	31,900
Provision for income taxes	(11,712)	(8,722)	(2,990)
Net income	$47,345	$18,435	$28,910

Product revenue, net

We recognized net revenue from the sale of ARCALYST of $286.0 million for the three months ended September 30, 2026, compared to $180.9 million for the three months ended September 30, 2025, an increase of $105.1 million. The increase in product revenue was driven primarily by an increase in patients on therapy.

Cost of goods sold

We recognized cost of goods sold of $27.8 million for the three months ended September 30, 2026, compared to $20.3 million for the three months ended September 30, 2025, an increase of $7.5 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST partially offset by a reduction in technology transfer costs.

Collaboration expenses

Collaboration expenses were $105.8 million for the three months ended September 30, 2026, compared to $63.3 million for the three months ended September 30, 2025, an increase of $42.5 million. The increase in collaboration expenses relates primarily to increased revenue from sales of ARCALYST.

Research and development expenses

	Three Months Ended
	September 30,
	2026	2025	Change

	(in thousands)
Direct research and development expenses by program:
ARCALYST	$176	$269	$(93)
KPL-387	17,250	11,380	5,870
KPL-1161	1,621	1,792	(171)
Abiprubart	77	708	(631)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	9,275	5,961	3,314
Other	4,387	4,056	331
Total research and development expenses	$32,786	$24,166	$8,620

Research and development expenses were $32.8 million for the three months ended September 30, 2026, compared to $24.2 million for the three months ended September 30, 2025, an increase of $8.6 million.

Direct costs for our KPL-387 program were $17.3 million during the three months ended September 30, 2026, compared to $11.4 million during the three months ended September 30, 2025. The increase in expenses incurred primarily related to (i) the enrollment and continuation of the Phase 2 portion of our Phase 2/3 clinical trial in recurrent pericarditis, (ii) the start and enrollment of the Phase 3 portion of such Phase 2/3 clinical trial and (iii) the start-up and enrollment of our supplemental Phase 2 transition to KPL-387 monotherapy dosing and administration study, in each case during the three months ended September 30, 2026. During the three months ended September 30, 2025, expenses primarily related to the start-up of our Phase 2/3 clinical trial.

Direct costs for our KPL-1161 program were $1.6 million for the three months ended September 30, 2026, compared to $1.8 million during the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, expenses incurred primarily related to pre-clinical development.

Unallocated research and development expenses were $13.7 million and $10.0 million for the three months ended September 30, 2026 and September 30, 2025, respectively. The increase was primarily due to an increase of $3.3 million in personnel-related costs largely attributable to an increase in headcount. Personnel-related costs for the three months ended September 30, 2026 and 2025 included share-based compensation of $3.0 million and $1.7 million, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses were $65.4 million for the three months ended September 30, 2026, compared to $49.1 million for the three months ended September 30, 2025. The increase of $16.3 million was primarily due to an increase of $7.6 million in personnel-related costs largely attributable to an increase in headcount and an increase in sales and marketing expenses of $6.7 million largely attributable to increased promotional activities, including our direct-to-consumer advertising campaign. Personnel-related costs for the three months ended September 30, 2026 and 2025 included share-based compensation of $9.5 million and $7.9 million, respectively.

Other income, net

Other income, net was $4.8 million and $3.1 million for the three months ended September 30, 2026 and September 30, 2025, respectively. The year-over-year increase was driven primarily by higher interest income generated by increased average holdings of cash, cash equivalents, and short-term investments.

Provision for income taxes

We recorded an income tax provision of $11.7 million and $8.7 million for the three months ended September 30, 2026 and September 30, 2025, respectively. The provision for income taxes was driven primarily by income earned in Switzerland, UK and the United States as well as uncertain tax positions offset in part by tax benefits related to share-based compensation, United States federal and state research and development credits (“R&D Credits”) and Foreign Derived Intangible Income (“FDII”) deduction. The increase in the provision for income taxes was driven primarily by an increase in taxable income partially offset by an increase in the tax benefits related to share-based compensation.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025	Change

	(in thousands)
Revenue:
Product revenue, net	$743,836	$475,437	$268,399
License and collaboration revenue	—	—	—
Total revenue	743,836	475,437	268,399
Operating expenses:
Cost of goods sold	72,127	56,728	15,399
Collaboration expenses	269,474	159,515	109,959
Research and development	101,160	62,244	38,916
Selling, general and administrative	190,378	139,497	50,881
Total operating expenses	633,139	417,984	215,155
Income from operations	110,697	57,453	53,244
Other income, net	12,186	8,146	4,040
Income before income taxes	122,883	65,599	57,284
Provision for income taxes	(27,514)	(20,793)	(6,721)
Net income	$95,369	$44,806	$50,563

Product Revenue, Net

We recognized net revenue from the sale of ARCALYST of $743.8 million for the nine months ended September 30, 2026, compared to $475.4 million for the nine months ended September 30, 2025, an increase of $268.4 million. The increase in product revenue was primarily driven by an increase in patients on therapy.

Cost of Goods Sold

We recognized cost of goods sold of $72.1 million for the nine months ended September 30, 2026, compared to $56.7 million for the nine months ended September 30, 2025, an increase of $15.4 million. The increase in cost of goods sold relates primarily to the increase in sales of ARCALYST partially offset by favorable production variances.

Collaboration Expenses

Collaboration expenses were $269.5 million for the nine months ended September 30, 2026, compared to $159.5 million for the nine months ended September 30, 2025, an increase of $110.0 million. The increase in collaboration expenses relates primarily to increased revenue from sales of ARCALYST.

Research and Development Expenses

	Nine Months Ended
	September 30,
	2026	2025	Change

	(in thousands)
Direct research and development expenses by program:
ARCALYST	$849	$795	$54
KPL-387	54,844	25,043	29,801
KPL-1161	3,342	2,262	1,080
Abiprubart	306	5,710	(5,404)
Unallocated research and development expenses:
Personnel related (including share-based compensation)	22,688	17,607	5,081
Other	19,131	10,827	8,304
Total research and development expenses	$101,160	$62,244	$38,916

Research and development expenses were $101.2 million for the nine months ended September 30, 2026, compared to $62.2 million for the nine months ended September 30, 2025, an increase of $38.9 million.

Direct costs for our KPL-387 program were $54.8 million during the nine months ended September 30, 2026, compared to $25.0 million during the nine months ended September 30, 2025. The increase in expenses incurred primarily related to (i) the enrollment and continuation of the Phase 2 portion of our Phase 2/3 clinical trial in recurrent pericarditis, (ii) the start and enrollment of the Phase 3 portion of such Phase 2/3 clinical trial, (iii) the start-up and enrollment of our supplemental Phase 2 transition to KPL-387 monotherapy dosing and administration study and (iv) increased manufacturing cost associated with such trials, in each case during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, expenses primarily related to the Phase 1 clinical trial in normal healthy volunteers and the start-up of our Phase 2/3 clinical trial.

Direct costs for our KPL-1161 program were $3.3 million for the nine months ended September 30, 2026, compared to $2.3 million during the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, expenses incurred primarily related to pre-clinical development.

The direct costs for our abiprubart program were $0.3 million during the nine months ended September 30, 2026, compared to $5.7 million during the nine months ended September 30, 2025, a decrease of $5.4 million. For the nine months ended September 30, 2025, expenses incurred primarily related to the close-out of our

Phase 2b clinical trial in Sjögren’s Disease and $2.5 million of termination expenses associated with cancelled manufacturing agreements.

Unallocated research and development expenses were $41.8 million for the nine months ended September 30, 2026, compared to $28.4 million for the nine months ended September 30, 2025. The increase was primarily due to an increase of $6.7 million in pre-clinical development expenses and an increase in personnel-related costs of $5.1 million largely attributable to an increase in headcount. Personnel-related costs for the nine months ended September 30, 2026 and 2025 included share-based compensation of $7.2 million and $4.9 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $190.4 million for the nine months ended September 30, 2026, compared to $139.5 million for the nine months ended September 30, 2025. The increase of $50.9 million was primarily due to an increase of $28.0 million in personnel-related costs largely attributable to an increase in headcount and an increase in sales and marketing costs of $16.7 million largely attributable to promotional activities, including our direct-to-consumer advertising campaign. Personnel-related costs for the nine months ended September 30, 2026 and 2025 included share-based compensation of $26.0 million and $20.3 million, respectively.

Other income, net

Other income, net was $12.2 million and $8.1 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The year-over-year increase was driven primarily by higher interest income generated by increased average holdings of cash, cash equivalents, and short-term investments.

Provision for Income Taxes

We recorded an income tax provision of $27.5 million and $20.8 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The provision for income taxes was driven primarily by income earned in Switzerland, UK and the United States as well as uncertain tax positions offset in part by tax benefits related to share-based compensation, R&D Credits and FDII deduction. The increase in the provision for income taxes was driven primarily by an increase in taxable income partially offset by an increase in the tax benefits related to share-based compensation.

Liquidity and Capital Resources

As of September 30, 2026, our principal source of liquidity was cash, cash equivalents and short-term investments, which totaled $568.8 million. Net income was $95.4 million and $44.8 million for the nine months ended September 30, 2026 and 2025, respectively. We expect our cash balance and our expected cash inflows from operations to allow us to meet our current operating plan.

Under various agreements with third parties, we have agreed to make milestone payments, pay royalties, pay annual maintenance fees and to meet due diligence requirements, each based upon specified events. Pursuant to the Regeneron Agreement, we have entered into a supply agreement with Regeneron to purchase both clinical and commercial product. We have committed to minimum payments to Regeneron of $26.6 million, all of which are due within one year. We have entered into lease agreements for office and laboratory space, and vehicles, with total future lease payments of $8.4 million, $4.3 million of which are due within one year. We are also party to a Master Services Agreement and a Product Specific Agreement with Samsung related to the manufacture of ARCALYST drug substance. Our commitments under such agreements, which include the purchase of raw materials and related service fees, obligate us to minimum payments of $179.1 million, $41.1 million of which are due within one year. We have additionally entered into agreements with several CDMOs to provide us with preclinical and clinical trial materials for our non-ARCALYST assets, which obligate us to minimum payments of $10.0 million all of which are due within one year. We have long-term incentive plans for our employees that may result in cash award payments of $24.6 million, based upon the achievement of certain regulatory milestones, none of which are expected to be achieved in the next year.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$144,941	$84,091
Net cash used in investing activities	(244,060)	(118,179)
Net cash provided by financing activities	15,183	25,365
Net decrease in cash and cash equivalents	$(83,936)	$(8,723)

Operating Activities

Net cash provided by operations was $144.9 million and $84.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in cash provided by operating activities is primarily due to an increase in net contribution from higher ARCALYST sales.

Investing Activities

Net cash used in investing activities was $244.1 million and $118.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in net cash used in investing activities was driven by managing our cash and short-term investment portfolio mix as we deployed higher levels of cash into Treasury Securities with longer terms.

Financing Activities

During the nine months ended September 30, 2026 and 2025, net cash provided by financing activities was $15.2 million and $25.4 million, respectively, consisting of proceeds from the exercise of share options offset by payments in connection with ordinary shares tendered for employee tax obligations.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our short-term investments. There were no material changes to our quantitative and qualitative disclosures about market risk related to our investment activities during the nine months ended September 30, 2026 as disclosed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” of the Annual Report.

Item 4.Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Arrangements

The following table shows the “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements” (as such terms are defined under Item 408 of Regulation S-K) adopted, amended or terminated by our directors and officers during the three months ended September 30, 2026:

E
Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1	Non Rule 10b5-1	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
Ross Moat	EVP, Chief Operating Officer	Adoption	July 29, 2026	X		April 30, 2027	117,286(2)
John F. Paolini	EVP, Chief Medical Officer	Adoption	July 29, 2026	X		August 31, 2027	193,405
Mark Ragosa	EVP, Chief Financial Officer	Adoption	July 29, 2026	X		December 1, 2027	84,128(2)

Michael Megna	SVP, Chief Accounting Officer	Adoption	July 30, 2026	X	October 28, 2027	103,650(2)
Sanj K. Patel	Chairman and CEO	Adoption	July 30, 2026	X	November 30, 2027	553,794
Richard Levy	Director	Adoption	August 25, 2026	X	March 8, 2028	37,965

(1)	A trading arrangement may expire on an earlier date if all contemplated transactions are completed before such trading arrangement’s expiration date, upon termination by the broker or the holder of the trading arrangement or as otherwise provided in the trading arrangement.
(2)	Includes Class A ordinary shares to be received upon the vesting of outstanding RSUs. The final amount of shares available for sale will be lower due to our net vesting policy for employee RSUs.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1	First Amendment to Product Specific Agreement, dated as of August 13, 2025, by and between Kiniksa Pharmaceuticals (UK), Ltd. and Samsung Biologics Co., Ltd.					*

10.2†	Second Amendment to Product Specific Agreement, dated as of September 22, 2026, by and between Kiniksa Pharmaceuticals (UK), Ltd. and Samsung Biologics Co., Ltd.					*

19.1	Insider Trading Compliance Program					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
104

Cover page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

***
*	Filed herewith
**	Furnished herewith
***	Submitted electronically herewith

†Portions of the exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINIKSA PHARMACEUTICALS INTERNATIONAL, PLC

Date: October 27, 2026	By:	/s/ Mark Ragosa
Mark Ragosa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)